Form 10-Q
period 2007-06-30
WABCO Holdings Inc.
filed 2007-08-09
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-33332

WABCO Holdings Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ	08855-6820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +32 2 663 98 00

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐                     Accelerated filer  ☐                     Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
August 1, 2007	68,131,836 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Sales	$582.3	$511.2	$1,141.1	$991.1

Costs and expenses:
Cost of sales	430.4	380.5	836.5	721.8
Selling and administrative expenses	74.4	64.6	143.1	127.9
Product engineering expenses	19.9	17.6	41.2	35.5
Equity in income of unconsolidated joint ventures	(4.0)	(9.5)	(8.8)	(16.6)
Other expense, net	10.4	2.1	14.5	4.2
Net interest expense - related party	0.5	1.5	0.9	2.0
Interest expense / (income)	0.1	(0.4)	2.1	0.1

	531.7	456.4	1,029.5	874.9

Income before income taxes	50.6	54.8	111.6	116.2
Income taxes	19.5	20.5	40.4	41.3

Net income	$31.1	$34.3	$71.2	$74.9

Pro forma net income per common share
Basic	$0.46	$0.51	$1.05	$1.10
Diluted	$0.45	$0.49	$1.02	$1.07
Pro forma common shares outstanding
Basic	67.9	67.9	67.9	67.9
Diluted	69.7	69.7	69.7	69.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2007	December 31, 2006
(Amounts in millions)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.3	$34.8
Accounts receivable, less allowance for doubtful accounts: June 2007—$6.2; Dec. 2006—$6.5	407.4	186.5
Inventories:
Finished products	88.8	67.9
Products in process	6.0	10.3
Raw materials	67.6	59.8
Future income tax benefits	14.5	14.5
Retained interest in securitization program	—	17.4
Other current assets	58.7	35.6

Total current assets	697.3	426.8
Facilities, less accumulated depreciation	301.4	299.7
Goodwill	350.9	343.8
Capitalized software costs, less accumulated amortization: June 2007—$98.8; Dec. 2006—$71.5	34.7	37.4
Long-term future income tax benefits	42.0	42.0
Investment in unconsolidated joint ventures	87.4	84.9
Other assets	36.2	42.3

TOTAL ASSETS	$1,549.9	$1,276.9

LIABILITIES AND OWNERS’ NET INVESTMENT
Current liabilities:
Loans payable to banks	$5.9	$17.9
Accounts payable	183.4	147.3
Accrued payrolls	87.9	74.2
Current portion of warranties	43.0	35.1
Taxes on income	36.1	65.5
Cash collected on behalf of banks—securitization	—	68.7
Other accrued liabilities	89.7	67.6

Total current liabilities	446.0	476.3
Long-term debt	54.0	57.3
Post-retirement benefits	369.5	366.4
Warranties	3.9	5.4
Deferred tax liabilities	18.5	18.5
Minority interest	11.9	11.4
Other liabilities	62.8	26.4

Total liabilities	966.6	961.7
Commitments and contingencies
Owners’ net investment	567.1	306.0
Accumulated other comprehensive income:
Foreign currency translation effects	89.4	82.4
Unrealized losses on benefit plans, net of tax	(73.2)	(73.2)

Total owners’ net investment	583.3	315.2

TOTAL LIABILITIES AND OWNERS’ NET INVESTMENT	$1,549.9	$1,276.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
(Amounts in millions)
Cash provided/(used) by operating activities:
Net income	$71.2	$74.9
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	30.0	23.1
Amortization of capitalized software and other intangibles	15.0	16.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.5)	(5.1)
Non-cash stock compensation	1.4	1.3
Loss on disposal of property, plant and equipment	1.7	0.9
Changes in assets and liabilities:
Accounts receivable	(215.5)	(57.2)
Inventories	(20.5)	(17.7)
Accounts payable	32.1	16.5
Other accrued liabilities and taxes	(31.4)	67.2
Post-retirement benefits	(5.7)	(21.1)
Other current and long-term assets	(5.0)	(13.1)
Other long-term liabilities	6.0	(5.8)

Net cash (used) / provided by operating activities	(123.2)	80.5

Investing activities:
Purchases of property, plant and equipment	(24.1)	(20.4)
Investments in capitalized software	(4.0)	(4.1)

Net cash used by investing activities	(28.1)	(24.5)

Financing activities:
Borrowings of long-term debt	142.4	—
Repayments of long-term debt	(148.9)	—
Borrowings of short-term debt	—	4.0
Repayments of short-term debt	(12.1)	(3.5)
Net change in balance due from/to American Standard or American Standard affiliated entities	188.5	(59.7)

Net cash provided / (used) by financing activities	169.9	(59.2)

Effect of exchange rate changes on cash and cash equivalents	0.9	1.0

Net increase / (decrease) in cash and cash equivalents	19.5	(2.2)
Cash and cash equivalents at beginning of period	34.8	39.9

Cash and cash equivalents at end of period	$54.3	$37.7

Cash paid during the period for:
Interest	$9.1	$2.7
Income taxes	$25.5	$28.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Financial Statement Presentation

WABCO Holdings Inc. (“WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are braking systems (“ABS” and “EBS”, respectively), automated manual transmission controls and air suspension controls for heavy and medium-sized trucks, buses and trailers. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

On February 1, 2007, American Standard Companies, Inc. (“American Standard”) announced that its Board of Directors completed a strategic review of American Standard and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (the “Separation”). American Standard implemented the separation on July 31, 2007 through a tax-free stock dividend of all of WABCO’s common stock to American Standard shareowners, who received one share of WABCO common stock for every three shares of American Standard common stock owned on the record date of July 19, 2007 (the “Distribution”). As a result on August 1, 2007 there are 68,131,836 shares of WABCO common stock outstanding. The Separation is expected to provide WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation has not triggered “change-in-control” accelerated benefits for any officers or employees of WABCO.

The financial statements have been derived from the financial statements and accounting records of American Standard, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of WABCO and reflecting American Standard’s net investment in WABCO. Historically, stand-alone financial statements have not been prepared for WABCO. Management believes the assumptions underlying the allocations included in the financial statements are reasonable. Although the financial statements may not necessarily reflect WABCO’s results of operations, financial position and cash flows in the future, management believes the differences between the amounts presented and what its results of operations, financial position and cash flows would have been had WABCO been a standalone company during the periods presented would not be material. Because a direct ownership relationship did not exist among all of the various units and entities comprising WABCO, American Standard’s net investment in WABCO is shown in lieu of shareholders’ equity in the financial statements.

The financial statements include the accounts of certain majority-owned subsidiaries of American Standard and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the condensed consolidated balance sheet.

The accompanying financial statements include allocations of costs that were incurred by American Standard for functions such as corporate human resources, finance and legal. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $4.6 million and $6.6 million for the three months ended June 30, 2007 and 2006, respectively, and $11.0 million and $13.5 million for the six months ended June 30, 2007 and 2006, respectively. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations is total WABCO revenue as a percentage of the total consolidated revenue of American Standard. Upon separation from American Standard, the costs of such functions may be materially different.

Historically, WABCO’s operations have been mainly funded through American Standard’s primary bank credit agreement via either intercompany loans or intercompany advances. The accompanying condensed financial statements reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Condensed Financial Statements for the year ended December 31, 2006 in the Company’s Form 10, as amended, describe the most significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six months of 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in the registration statement filed on Form 10, as amended.

Note 2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any; the adoption will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Debt

Early Redemption of Long-Term Bonds

On April 30, 2007, WABCO redeemed $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013. Prepayment of the bonds, undertaken to avoid default triggered by the Separation, resulted in an early redemption charge of $6.0 million, which was recorded in Other Expense in the Company’s Condensed Consolidated Statements of Income for the second quarter of 2007.

Credit Facilities

WABCO and certain of its subsidiaries entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on the fifth anniversary of the Separation date. The primary bank credit agreement was entered into by us and certain of our subsidiaries on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility may be used to fund potential repurchases of our shares and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that will be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 7 under the heading “Contingencies”. The primary bank credit agreement contains terms and provisions customary for transactions of this type, including various covenants that limit, among other things, subsidiary indebtedness, liens, and certain fundamental business changes. The covenants also require us to meet certain financial ratios. In addition, as of June 7, 2007 WABCO entered into a credit facility in the amount of $20 million for our China operations, which will be drawn upon in local currency and used for general corporate purposes.

NOTE 4. Accounts Receivable Securitization Agreements

WABCO terminated its participation in American Standard’s European securitization program as of May 31, 2007. Additionally, effective April 30, 2007, WABCO terminated its arrangement to sell American Standard the receivables generated on sales of products to its U.S. joint venture Meritor WABCO. The termination of the programs impacted June 30, 2007 balance sheet as follows: an increase in accounts receivable of $169.5 million, a decrease in retained interest in securitization program of $19.1 million and a decrease in cash collected on behalf of banks-securitization of $65.7 million.

NOTE 5. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$31.1	$34.3	$71.2	$74.9
Foreign currency translation effects	8.5	10.4	8.4	18.1
Minimum pension liability adjustment, net of tax	—	—	—	—
Unrealized losses on benefit plans, net of tax	—	—	—	—

Total comprehensive income	$39.6	$44.7	$79.6	$93.0

NOTE 6. Stock-Based Compensation

On January 1, 2006, American Standard adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended June 30, 2007 and 2006 and the six month period ending June 30, 2007 and 2006 of $0.6 million and $0.6 million, and $1.3 million and $1.2 million, respectively, has been included in the Condensed Consolidated Statements of Income.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

American Standard issues its annual stock-based compensation grants to WABCO employees during the first quarter of each year. The total number and type of awards granted primarily in connection with the annual grant and the related weighted-average grant-date fair values were as follows:

	2007			2006
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	285,850	$52.66	$14.44	312,650	$36.98	$9.73

The options granted in 2007 and 2006 are exercisable in equal annual installments over a period of three years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

The following table summarizes the significant assumptions used during the three and six month periods ended June 30, 2007 and June 30, 2006.

Assumption	June 30, 2007	June 30, 2006
Risk-free interest rate	4.67%	4.51%
Expected volatility	26.0%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	1.38%	1.62%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. American Standard reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, American Standard chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on the American Standard’s expected dividend rate.

Note 7. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. Total warranty expense was $9.8 million and $22.1 million for the three months ended June 30, 2007 and 2006, respectively, and $21.6 million and $32.6 million for the six months periods then ended, respectively.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2007 and 2006 (dollars in millions).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance of warranty costs accrued, beginning of period	$42.5	$35.8	$40.5	$33.9
Warranty costs accrued	9.4	20.7	20.6	30.3
Warranty claims settled	(5.4)	(9.3)	(15.2)	(17.9)
Increases in warranty estimates made in prior years, including foreign exchange translation effects	0.4	1.4	1.0	2.3

Balance of warranty costs accrued, end of period	46.9	48.6	46.9	48.6
Current portion included in current liabilities	43.0	43.5	43.0	43.5

Long-term warranty liability	$3.9	$5.1	$3.9	$5.1

Guarantees and Commitments

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2006 included in the Company’s registration statement filed on Form 10, as amended.

Contingencies

General

WABCO and certain of its subsidiaries are parties to a number of pending legal and tax proceedings. WABCO is also subject to federal, state, local and foreign environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of certain sites, including certain facilities that are closed. In those instances where it is probable as a result of such proceedings that WABCO will incur costs that can be reasonably determined, WABCO has recorded a liability.

Litigation

In November 2004, American Standard was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent American Standard a written request for information. On March 28, 2007, American Standard received an administrative complaint entitled a Statement of Objections from the European Commission alleging infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business.

Certain of these legal entities were transferred to WABCO as part of a legal reorganization that occurred prior to the Separation. American Standard and certain of its subsidiaries and, following the legal reorganization, certain of our subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (a wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

American Standard, WABCO and the charged subsidiaries carefully reviewed the Statement of Objections and responded to the European Commission on August 1, 2007 by presenting defenses to the allegations in the Statement of Objections. Following the submission of this written response, a hearing with the European Commission to present evidence regarding the response to the Statement of Objections is expected to occur sometime in the fall of 2007. Following the hearing, the European Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision or adopt a decision imposing a fine. A fine would be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision, in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide the guarantee.

We expect that this investigation will result in the imposition of a fine; however, we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission recently adopted new fining guidelines (the “2006 Guidelines”) and stated their intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. To date, the Commission has not imposed any fines under the 2006 Guidelines, although it is anticipated that the Commission will apply the 2006 Guidelines to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount”, evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s (i.e., American Standard’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed.

If the maximum fine were levied in 2007, the total liability would be approximately $1.1 billion based on American Standard’s worldwide revenue in 2006 subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. Further, the effect, if any, of the Separation of WABCO from American Standard and the sale of its Bath and Kitchen business on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, WABCO believes that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine, for the following reasons. The Company’s capital structure at the time of its separation from American Standard includes only a minimal amount of debt. As a result, WABCO expects to have sufficient funds available under its existing five year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our $800 million credit facility and a capital structure in line with its business needs.

The $800 million revolving line of credit is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. Additional bank credit facilities could be arranged for terms ranging from 364 days to five years, depending on business needs. We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits as of the date of adoption was $54.7 million. All of the $54.7 million of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The Company did not have an adjustment to the unrecognized tax benefits as a result of the implementation of FIN 48. With regard to the unrecognized tax benefits at June 30, 2007, the Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. During the second quarter of 2007, the Company realized tax benefits of approximately $8.9 million of the $54.7 million of unrecognized tax benefits as of the date of adoption. The benefits recognized in the second quarter relate to a foreign audit settlement. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $6.4 million of interest and penalties accrued at January 1, 2007.

The income tax provision does not currently reflect certain foreign tax planning that is expected to benefit WABCO in 2007 and future years following the separation. The tax benefit associated with this planning is currently expected to reduce the 2007 annual effective tax rate to approximately 25-28%. The actual benefit that will ultimately be realized is dependent upon various valuation and foreign tax and legal matters associated with the separation. Additionally, the accompanying June 30, 2007 balance sheet does not reflect certain substantial deferred tax assets relating to foreign net operating loss carry forwards generated by American Standard which will be available to WABCO following the separation. These amounts are not fully estimable at this time as they are also dependent upon various valuation and foreign tax and legal matters associated with the separation transactions and therefore were not included in the June 30, 2007 financial statements.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2000.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Operational Consolidation Expenses

During 2006 and 2007, the Company incurred charges related to operational consolidation activities consisting of previously announced plant reductions and severance as more fully described below. The following is a summary of the operational consolidation programs (consisting of termination payments and other employee costs) outstanding as of June 30, 2007 (dollars in millions).

2007 Operational Consolidation Programs
Charges during the first six months of 2007	$7.9
Payments during the first six months of 2007	(1.2)
Reversals during the first six months of 2007	—
Non-cash write-offs during the first six months of 2007	—

Balance as of June 30, 2007	$6.7

2006 Operational Consolidation Programs
Balance as of December 31, 2006	$5.7
Charges during the first six months of 2007	0.7
Payments during the first six months of 2007	(2.2)
Non-cash write-offs during the first six months of 2007	—
Reversals during the first six months of 2007	—

Balance as of June 30, 2007	$4.2

2005 and earlier Operational Consolidation Programs
Balance as of December 31, 2006	$4.9
Charges during the first six months of 2007	—
Payments during the first six months of 2007	(1.5)
Reversals during the first six months of 2007	—
Balance as of June 30, 2007	$3.4

Total Balance as of June 30, 2007	$14.3

The Company incurred $7.8 million of operational consolidation expenses during the second quarter of 2007 of which $7.3 million is associated with severance relating to 2007 plans and $0.5 million pertains to 2006 plans. The majority of the 2007 plan is associated with administrative functions, and $5.3 million has been charged to selling and administrative expenses and $2.5 million was charged to cost of sales. The Company incurred $1.4 million of operational consolidation expenses during the second quarter of 2006, of which $1.1 million was charged to selling and administrative expenses and $0.3 million was charged to cost of sales. The Company expects to incur $1.3 million of expense during the remainder of 2007 to complete the plans outstanding as of June 30, 2007; however, payments will continue until 2012. The Company expended $3.3 million of cash on operational consolidation activities in the second quarter of 2007.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and six months ended June 30, 2007 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2007	2006	2006	2007	2007	2006	2006
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$1.3	$—	$1.8	$—	$3.4	$—	$5.0	$—
Interest cost on the projected benefit obligation	7.6	0.3	6.0	0.3	13.3	0.6	9.9	0.6
Less assumed return on plan assets	(3.0)	—	(2.3)	—	(5.5)	—	(4.3)	—
Amortization of prior service cost	0.2	2.3	0.2	—	0.3	2.3	0.2	—
Amortization of net loss	0.8	0.1	1.1	0.1	1.6	0.2	2.2	0.2

Net defined benefit cost after curtailment gain	$6.9	$2.7	$6.8	$0.4	$13.1	$3.1	$13.0	$0.8

Accretion expense as reflected in Selling & Administrative expenses and Cost of Sales	$4.6	$0.3	$3.7	$0.3	$7.8	$0.6	$5.6	$0.6

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $9.0 million to foreign plans in 2007. In the second quarter of 2007, $2.8 million was contributed to foreign plans. For the six months ended June 30, 2007, $4.3 million was contributed to foreign pension plans. There have been no contributions and there are no expected contributions for domestic plans.

Note 11. Pro Forma Net Income Per Share

The pro forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of American Standard common stock outstanding and including the effect of dilutive American Standard common stock equivalents as of June 30, 2007. As of June 30, 2007, there were 3,500 outstanding common stock equivalents that were excluded from the diluted pro forma net income per common share calculation.

Note 12. Related Party Transactions

Presented within the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007, are Net Transfers to American Standard and Affiliates which include the following types of transactions:

(Dollars in Millions)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Dividends to American Standard and affiliates	$(48.0)	$(259.8)
Net cash receipts from loans to/from American Standard and affiliates	213.1	110.8
Other net receipts, including American Standard and affiliate allocations	23.4	16.5

Net Transfers from (to) American Standard and Affiliates	$188.5	$(132.5)

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends to American Standard and Affiliates—Dividends paid from WABCO to other American Standard entities.

Net cash receipts from loans to/from American Standard and affiliates—The amount of cash that was either provided to the Company in order to fund working capital requirements as well as capital expenditures or cash surplus provided from the Company to other American Standard entities. The net amount due from/(to) American Standard of $(126.8) million and $86.3 million as of June 30, 2007 and December 31, 2006, respectively, has been included in owners’ net investment since any settlement will not result in a net inflow or outflow of assets or liabilities, nor will it create any new financial asset or financial obligation between the Company and American Standard. Net interest income / (expense) totaling to $(0.5) and $(1.5) million for the three months ended June 30, 2007 and June 30, 2006 and totaling $(0.9) million and $(2.0) million for the six months ended June 30, 2007 and June 30, 2006, respectively, is included in the accompanying Condensed Consolidated Statement of Income. All interest rates on loans are deemed to be at or near market rates except for those loans carrying zero percent interest. A detailed summary of these inter-company loans is provided below.

(Dollars in Millions)	2007			2006
	Balance at June 30	Interest Rate	Avg. Monthly Balance	Balance at Dec. 31	Interest Rate	Avg. Monthly Balance
American Standard Entity
Loans Receivable
Ideal Standard Holding Italia S.r.l	$0.0	4.1%	$5.7	$9.1	4.1%	$10.1
ASI International Inc.	—	—	—	—	2.9%	16.5
WABCO Standard Trane BV	—	2.7%	4.6	9.2	2.7%	5.8
Ideal Standard Wabco Trane Ind. Com. Ltda	—	0.0%	53.7	81.1	0.0%	79.6
American Standard (UK) Co.	1.5	0.0%	24.8	51.0	0.0%	47.9

Total Loans Receivable	1.5		88.8	150.4		159.9

Loans Payable
A.S.E. Finance BVBA	—	—	—	—	3.3%	90.6
ASI International Inc.	—	6.0%	4.8	5.8	6.0%	5.7
WABCO Standard Trane BV	109.8	4.5%	31.1	6.7	3.5%	1.0
Teling Air Condition System (Jiangsu) Co., Ltd.	—	—	—	20.5	2.8%	19.1
Teling Air Condition Co., Ltd.	18.5	3.0%	23.6	4.2	3.0%	2.7
American Standard Trane Japan, Ltd.	—	0.9%	2.0	2.9	0.9%	1.7
American Standard Holding Italy BV	—	—	9.2	—	0.0%	—
Trane do Brazil Ind e Com. Ltda	—	0.0%	16.0	24.0	0.0%	21.9

Total Loans Payable	128.3		86.7	64.1		142.7

Net amounts due (to)/from American Standard and Affiliates	$(126.8)		$2.1	$86.3		$17.2

Other, including American Standard and affiliate allocations—These items have also been included in owners’ net investment as these balances will not be settled as part of the Separation, and as such, have been included in owners’ net investment.

Note 13. Subsequent Events

Definitive Agreements Entered into with American Standard

On July 16, 2007, WABCO entered into definitive agreements with American Standard that, among other things, set forth the terms and conditions of the Separation of WABCO from American Standard and provide a framework for the relationship between WABCO and American Standard following the Separation. These agreements govern the relationship between WABCO and American Standard subsequent to the completion of the Separation and provide for the allocation between WABCO and American Standard of assets, liabilities and obligations attributable to periods prior to the Separation. In addition to the Separation and Distribution Agreement, which contains many of the key provisions related to the Separation of WABCO and the Distribution of WABCO’s common shares to ASD’s shareholders, the parties also entered into a Tax Sharing Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification and Cooperation Agreement. A summary of each of the agreements is as follows:

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Separation and Distribution Agreement - sets forth WABCO’s agreements with American Standard regarding principal transactions necessary to separate WABCO from American Standard. This agreement also sets forth the other agreements that govern certain aspects of WABCO’s relationship with American Standard after the completion of the separation from American Standard and provides for the allocation of certain assets to be transferred, liabilities to be assumed and contracts to be assigned to WABCO and American Standard as part of the separation.

Tax Sharing Agreement - governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution of all of the common shares of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended.

Transition Services Agreement - governs the orderly transition of WABCO becoming an independent company. Under the Transition Services Agreement, WABCO and American Standard have agreed to provide each other with various services, including services relating to human resources, payroll, treasury and risk management, environmental technology, tax compliance, telecommunications services and information technology services. The cost of each transition service will generally be on the same payment terms and calculated using the same cost allocation methodologies for the particular service as those associated with the costs on WABCO’s historical financial statements.

Employee Matters Agreement - allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States.

Indemnification and Cooperation Agreement - Pursuant to this agreement, WABCO Europe BVBA (a wholly-owned subsidiary of WABCO), has agreed to be responsible for and to indemnify American Standard and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to the European Commission’s investigation, as outlined in a Statement of Objections received by American Standard on March 28, 2007, into possible infringement of European Union competition regulations.

Tax Liabilities Transferred from American Standard to WABCO

Pursuant to a Tax Sharing Agreement between American Standard and WABCO entered into on July 16, 2007, at the date of the Separation (in the third quarter of 2007), certain income tax liabilities in the amount of $58.1 million, as previously accrued by American Standard, were transferred to WABCO and will be settled by WABCO, if and when they become payable. The amount represents accruals for contingent income tax liabilities associated with all of the non-US legal entities of American Standard’s Bath and Kitchen business and is applicable to the open tax years which include years dating back to 2000 that are subject to examination by non-US tax authorities. These transfers are not reflected in the Company’s financial statements as of June 30, 2007, and were recorded at the date of Separation.

Also pursuant to the Tax Sharing Agreement, a total of $37.2 million of tax liabilities were transferred to WABCO. At the date of the Separation (in the third quarter of 2007), tax liabilities of approximately $28.8 million were transferred to WABCO, as an additional $8.4 million was accrued and transferred as of June 30, 2007. This amount represents the estimate of the tax costs expected to be paid by WABCO as a result of internal corporate reorganization transactions which were necessary to ready WABCO for separation, and is comprised of corporate income taxes, asset transfer taxes, and withholding taxes. These transfers are not reflected in the Company’s financial statements as of June 30, 2007, and were recorded at the date of Separation.

Dividend and Share Repurchase

On July 27, 2007, the Board of Directors of the Company declared a quarterly dividend of $0.07 per share of common stock and authorized the Company to undertake a $500 million repurchase program of the Company’s common stock through 2009. The dividend is payable on September 20, 2007, to shareholders of record on September 4, 2007.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to purchase shares at prevailing market prices either in the open market or through privately negotiated transactions. Timing will vary depending on market conditions and other factors.

Equity Awards

At the date of separation, equity awards totaling approximately $8.7 million, which includes $6.0 million founder’s grant consisting of stock options and restricted stock units for certain WABCO employees, $2.2 million in a combination of a founder’s grant and an initial equity award grant consisting of stock options and restricted stock units for the CEO and $0.5 million in restricted stock units for the Board of Directors, had been granted. The value of the equity awards will be expensed ratably over a 3 year period, commencing with the Separation.

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company produces a variety of commercial vehicle control systems that improve vehicle performance, safety and reduce overall vehicle operating costs for the world’s leading commercial truck, bus and trailer OEMs. Specifically, the Company develops, manufactures and sells advanced braking, stability, suspension and transmission control systems. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

Sales

The Company analyzes its sales activity based on the impact of pricing, volume and mix of its products. The management of pricing conditions and the execution of a strategy to improve sales mix to more profitable products and customers are important to us in order to grow sales and profitability.

Productivity

The Company identifies the impact of key productivity programs in the areas of materials procurement, labor and other productivity programs. The successful execution of productivity programs is important to offset the impacts of price decreases, commodity inflation and other cost escalations.

Commodities

The Company uses commodities such as aluminum, copper, zinc and steel in its manufacturing process. The cost of these commodities can have a significant impact on the company’s financial performance.

Investments

The Company analyzes the costs for the development of new products, investments in sales and marketing programs and other infrastructure investments in support of productivity improvements. Investments in new products and sales are important to sustaining organic growth.

The Separation

On February 1, 2007, American Standard announced that its Board of Directors completed a strategic review of American Standard and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. American Standard implemented the Separation on July 31, 2007 through a tax-free stock dividend of all of WABCO’s common stock to American Standard shareowners, who received one share of WABCO common stock for every three shares of American Standard common stock owned as of the record date of July 19, 2007. The separation is expected to provide WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation has not triggered “change-in-control” accelerated benefits for any officers or employees of WABCO. Upon completion of the Separation, WABCO has credit metrics consistent with investment grade credit ratings.

Results of Operations

The following discussion and analysis addresses year-over-year changes in the line items shown in the above paragraph “Executive Overview.” Approximately 92% of the sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Quarter-over-quarter changes in sales, expenses and net income for 2007 compared with 2006 are presented both with and without the effects of foreign exchange translation. Changes in sales,

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

expenses and net income excluding foreign exchange translation effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign exchange translation is not in conformity with GAAP, but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

Second Quarter Results of Operations for 2007 Compared with 2006

(dollars in millions)

	Three months ended June 30,
				Excluding foreign exchange translation
	2007	2006	%change reported	2007 adjusted Amount	% change adjusted
Sales	$582.3	$511.2	13.9%	$546.0	6.8%
Cost of sales	430.4	380.5	13.1%	404.1	6.2%

Gross profit	151.9	130.7	16.2%	141.9	8.6%
Operating expenses	94.3	82.2	14.7%	88.3	7.4%
Equity in net (income) of unconsolidated joint ventures	(4.0)	(9.5)	*	(3.8)	*
Other expense, net	10.4	2.1	*	9.9	*
Net interest (income) expense - related party	0.5	1.5	*	0.5	*
Interest expense / (income)	0.1	(0.4)	*	(0.1)	*

Income before income taxes	50.6	54.8	(7.7)%	47.1	(14.1)%
Income taxes	19.5	20.5	(4.9)%	18.0	(12.2)%

Net income	$31.1	$34.3	(9.3)%	$29.1	(15.3)%

*	Percentage change not meaningful

Sales

Sales for the second quarter of 2007 were $582.3 million, an increase of 13.9% (6.8% excluding favorable foreign exchange translation effects) from $511.2 million in 2006. The increase was attributable primarily to increased truck and bus production in Europe, expanded content per vehicle, including new applications and growth in our aftermarket business. Sales in Europe, our largest market, increased approximately 18.3% (10.2% excluding favorable foreign exchange translation effects), which based on our estimate, exceeded the growth in European truck production. We had net price erosion of slightly more than 2%, primarily in the OEM business in Europe. Sales decreased 19.2% in North America as a result of a decrease in the North American truck production. The decrease in the North American truck production was influenced by significantly increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and South America sales increased 13.7% and 25.4%, respectively (12.6% and 14.0% excluding favorable foreign exchange translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 124.8% (115.5% without foreign exchange translation impact) which was primarily driven by a successful introduction of the Company’s compressor product line in the market. Total aftermarket sales growth in the quarter was limited to 11% (4.0% excluding the favorable effects of foreign exchange) as a result of supply chain capacity limitations.

Gross Profit

Gross profit increased by $21.2 million (an increase of $11.2 million excluding favorable foreign exchange translation effects) in the second quarter of 2007 as compared with the second quarter of 2006. Also included in gross profit was approximately $2.7 million of foreign exchange transaction losses related mainly to the sale of products in countries outside (with a different foreign currency) of the country where they are manufactured. Gross

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

profit benefited from volume and mix increases of approximately $14.1 million primarily attributable to the sales increases discussion above, productivity improvements of approximately $10.9 million and lower warranty expenses of $11.9 million. These improvements were partially offset by sales price decreases of approximately $13.5 million, higher spending on operational consolidation programs of approximately $2.2 million, commodity cost increases of approximately $1.1 million (mainly driven by increased copper prices), and labor and other cost escalation of approximately $6.2 million. Approximately $8.2 million of the productivity improvements were driven by direct material cost reductions with the remainder primarily driven by the transfer of production to lower cost countries, higher capacity utilization, and the benefits of productivity programs.

The Company incurred $7.8 million of operational consolidation expenses during the second quarter of 2007 of which $7.3 million is associated with severance relating to 2007 plans and $0.5 million pertains to 2006 plans. The majority of the 2007 plan is associated with administrative functions, and $5.3 million has been charged to selling and administrative expenses and $2.5 million was charged to cost of sales. The Company incurred $1.4 million of operational consolidation expenses during the second quarter of 2006, of which $1.1 million was charged to selling and administrative expenses and $0.3 million was charged to cost of sales.

Operating Expenses

Operating expenses increased by $12.1 million ($6.1 million excluding unfavorable foreign exchange translation effects) in the second quarter of 2007 as compared to the second quarter of 2006. The increase in operating expense was primarily driven by higher spending on operational consolidation programs of approximately $3.7 million discussed above, incremental investments in the sourcing and product engineering field of approximately $1.0 million and labor cost inflation and escalation of approximately $1.4 million. During the second quarter WABCO incurred separation costs of approximately $0.4 million.

Equity in Net Income of Unconsolidated Joint Ventures

Net income of unconsolidated joint ventures decreased by $5.5 million to $4.0 million in the second quarter of 2007 as compared to $9.5 million in the second quarter of 2006. The decrease was partially driven by the Meritor WABCO joint venture in North America for $2.4 million. As described above, the North American commercial vehicle production decreased in the second quarter of 2007, influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in the second quarter of 2007. The net income from WABCO’s Indian joint venture SCL decreased by $2.8 million which was mainly due to difficult market conditions in the non-brakes divisions of the group.

Other expense, net

Other expense increased by $8.3 million to $10.4 million in the second quarter 2007 as compared to $2.1 million in the second quarter of 2006. The increase was primarily attributable to $6.0 million of early-redemption premiums on the $40.0 million of outstanding bonds that were redeemed on April 30, 2007. $1.5 million of charges were resulting from the legal reorganization in different countries.

Income Taxes

The income tax provision for the second quarter of 2007 was $19.5 million, or 38.5% of pre-tax income, compared with a provision of $20.5 million, or 37.4% of pre-tax income in the second quarter of 2006. The effective income tax rate for the second quarter of 2007 included an $8.9 million benefit related to the settlement of a foreign audit, partially offset by $6.9 million of taxes incurred as a result of the internal legal reorganization costs associated with the separation.

The income tax provision does not currently reflect certain foreign tax planning that is expected to benefit WABCO in 2007 and future years following the separation. The tax benefit associated with this planning is currently expected to reduce the 2007 annual effective tax rate to approximately 25-28%. The actual benefit that will ultimately be realized is dependent upon various valuation and foreign tax and legal matters associated with the separation. Additionally, the accompanying June 30, 2007 balance sheet does not reflect certain substantial deferred tax assets relating to foreign net operating loss carry forwards generated by American Standard which will be

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

available to WABCO following the separation. These amounts are not fully estimable at this time as they are also dependent upon various valuation and foreign tax and legal matters associated with the separation transactions and therefore were not included in the June 30, 2007 financial statements.

Year to Date Results of Operations for 2007 Compared with 2006

(dollars in millions)

	Six months ended June 30,
				Excluding foreign exchange translation
	2007	2006	%change reported	2007 adjusted Amount	% change adjusted
Sales	$1,141.1	$991.1	15.1%	$1,062.7	7.2%
Cost of sales	836.5	721.8	15.9%	779.5	8.0%

Gross profit	304.6	269.3	13.1%	283.2	5.2%
Operating expenses	184.3	163.4	12.8%	172.0	5.3%
Equity in net (income) of unconsolidated joint ventures Other expense, net	(8.8 14.5)	(16.6 4.2)	* *	(8.2 13.9)	* *
Net interest (income) expense - related party	0.9	2.0	*	0.8	*
Interest expense	2.1	0.1	*	1.7	*

Income before income taxes	111.6	116.2	(4.0)%	102.9	(11.4)%
Income taxes	40.4	41.3	(2.2)%	37.3	(9.7)%

Net income	$71.2	$74.9	(4.9)%	$65.6	(12.4)%

*	Percentage change not meaningful

Sales

Sales for the first half of 2007 were $1,141.1 million, an increase of 15.1% (7.2% excluding favorable foreign exchange translation effects) from $991.1 million in 2006. The increase was attributable primarily to increased truck and bus production in Europe, expanded content per vehicle, including new applications and growth in our aftermarket business. Sales in Europe, our largest market, increased approximately 20% (10.9% excluding favorable foreign exchange translation effects), which based on our estimate, exceeded the growth in European truck production. We had net sales price erosion of slightly more than 2%, primarily in the OEM business in Europe. Sales decreased 17.7% in North America which was less than the decrease in North American truck production. The decrease in the North American truck production was influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and South America sales increased 15.4% and 19.7%, respectively (13.6% and 11.6% excluding favorable foreign exchange translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 122% (113.3% without foreign exchange translation impact).

Gross Profit

Gross profit increased by $35.3 million (an increase of $13.9 million excluding favorable foreign exchange translation effects) in the first half of 2007 as compared with the first half of 2006. Also, included in gross profit was approximately $7.0 million of foreign exchange transaction losses related mainly to the sale of products in countries (with a different foreign currency) outside of the country where they are manufactured. Gross profit benefited from volume and mix increases of approximately $28.3 million primarily attributable to the sales increases discussion above, productivity improvements of approximately $23.2 million, and a reduction of warranty expenses of $11.4 million. These improvements were partially offset by sales price decreases of approximately $26.5 million, higher spending on operational consolidation programs of approximately $1.7 million, commodity cost increases of approximately $6.1 million (mainly driven by increased aluminum and copper prices), and labor and other cost escalation of

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

approximately $7.7 million. Approximately $16.5 million of the productivity improvements were driven by direct material cost reductions with the remainder primarily driven by the transfer of production to lower cost countries, higher capacity utilization, and the benefits of productivity programs.

The Company incurred $8.7 million of operational consolidation expenses during the first half of 2007 as compared with $2.8 million during the first half of 2006. Of the $8.7 million of expenses, $7.8 million were incurred in the second quarter of 2007.

Operating Expenses

Operating expenses increased by $20.9 million ($8.6 million excluding unfavorable foreign exchange translation effects) in the first half of 2007 as compared to the first half of 2006. The increase in operating expense was primarily driven by higher spending on operational consolidation programs of approximately $3.5 million, incremental investments in the product engineering field and sourcing of approximately $2.0 million and labor cost inflation and escalation of approximately $3.1 million. During the first half of 2007, WABCO incurred separation costs of approximately $0.4 million.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $7.8 million to $8.8 million in the first half of 2007 as compared to $16.6 million in the first half of 2006. The decrease was driven by the Meritor WABCO joint venture in North America for $4.8 million and WABCO’s Indian joint venture SCL for $2.7 million. As described above, North American truck production decreased in the first half of 2007, influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in the first half of 2007. The net income from SCL decreased by $2.8 million which was mainly due to difficult market conditions in the non-brakes divisions of the group.

Other expense, net

Other expense increased by $10.3 million to $14.5 million in the first half of 2007 as compared to $4.2 million in the first half of 2006. The increase was primarily attributable to $6.0 million of early-redemption premiums on the $40.0 million of outstanding bonds that were redeemed on April 30, 2007. $1.5 million of charges were resulting from the legal reorganization in different countries in the second quarter of 2007. In the first quarter of 2007 WABCO incurred higher foreign exchange losses on non operating items and higher minority interest.

Net Interest (Income) Expense – Including Related Party Interest (Income) / Expense

Total interest expense (including related party interest expense) was $3.0 million in the first half of 2007 as compared with $2.1 million of interest expense in the first half of 2006. The increase of $0.9 million is driven by an increase in the third party debt relating to the Company’s European cash management net position and by an increase in the market interest rates.

Income Taxes

The income tax provision for the first half of 2007 was $40.4 million, or 36.2% of pre-tax income, compared with a provision of $41.3 million, or 35.5% of pre-tax income in the first half of 2006. The effective income tax rate for the first half of 2007 included an $8.9 million benefit related to the settlement of a foreign audit, partially offset by a $6.9 million of taxes incurred as a result of the internal legal reorganization costs associated with the separation. The effective income tax rate for the first half of 2006 included a $2.8 million benefit related to the reduction of tax contingencies.

The income tax provision does not currently reflect certain foreign tax planning that is expected to benefit WABCO in 2007 and future years following the separation. The tax benefit associated with this planning is currently expected to reduce the 2007 annual effective tax rate to approximately 25-28%. The actual benefit that will ultimately be realized is dependent upon various valuation and foreign tax and legal matters associated with the separation. Additionally, the accompanying June 30, 2007 balance sheet does not reflect

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

certain substantial deferred tax assets relating to foreign net operating loss carry forwards generated by American Standard which will be available to WABCO following the separation. These amounts are not fully estimable at this time as they are also dependent upon various valuation and foreign tax and legal matters associated with the separation transactions and therefore were not included in the June 30, 2007 financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash used by operating activities was $123.2 million in the first six months of 2007. This compared with net cash provided by operating activities of $80.5 million in the first six months of 2006. In accordance with the terms of American Standard’s existing receivable financing facility, the Separation and Distribution of WABCO required its withdrawal from American Standard’s asset securitization program. Additionally, as a result of the separation WABCO is also no longer selling its receivables from Meritor WABCO to a subsidiary of American Standard. The impact on the net cash of terminating these two arrangements amounted to $(216.1) million: a $(169.5) million impact from accounts receivable, $19.1 million from other current assets and $(65.7) million from other accrued liabilities.

Within investing activities, the Company made capital expenditures of $28.1 million in the first six months of 2007 as compared to capital expenditures of $24.5 million in the first six months of 2006. Our capital expenditures for 2007 include $14.5 million of investments in tooling , $9.6 million on plant and equipment and $4.0 million in computer software. This compared with $11.9 million of investments in tooling , $8.5 million on plant and equipment and $4.1 million in computer software during the first six months of 2006.

The net cash provided by financing activities during the first six months of 2007 amounted to $169.9 million while the financing activities during the first six months of 2006 resulted in net cash used of $59.2 million. The 2007 net cash provided was the result of net transfers from American Standard and its affiliated entities of $188.5 million mainly used to finance the termination of the securitization programs. Also, WABCO redeemed $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013. The prepayment was mainly financed through the existing American Standard credit facility with JP Morgan.

As of June 30, 2007, our total third party indebtedness was $59.9 million consisting of $54.0 million of long term debt which mainly consists of $52.1 million taken up from the JP Morgan credit facility. This debt was paid back by WABCO prior to the Separation. The short term debt amounts to $5.9 million.

The Board of Directors of the Company has declared a quarterly dividend payment on July 27, 2007. This dividend will be funded via a drawdown on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement. We employ several means to manage our liquidity and we are not dependent upon any one source of funding.

Credit Agreements

WABCO and certain of its subsidiaries entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on the fifth anniversary of the Separation date. The primary bank credit agreement was entered into by us and certain of our subsidiaries on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility may be used to fund potential repurchases of our shares and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described under the heading “Business—Legal Proceedings—The European Commission Investigation” in the Form 10. Up to $100 million under this facility may be used for issuing letters of credit, and up to $75 million for same-day borrowings. The primary bank credit agreement contains terms and provisions customary for transactions of this type, including various covenants that limit, among other things, subsidiary indebtedness, liens, and certain fundamental business changes. The covenants also require us to meet certain financial ratios: ratio of net indebtedness to EBITDA, EBITDA to net interest expense, and a liquidity test described below. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as described in the Form10 under the heading “Business—Legal Proceedings—The European Commission Investigation.” For additional information relating to the terms of the credit agreement we refer to the 8-K filed by American Standard Inc. as of June 5.

In addition, as of June 7, 2007 WABCO entered into a credit facility in the amount of $20 million for our China operations, which will be drawn upon in local currency and used for general corporate purposes.

Off-Balance Sheet Arrangements

Future rental commitments under all non-cancelable operating leases have not changed significantly from the amounts disclosed in the Company’s Condensed Consolidated Financial Statements for the year ended December 31, 2006, filed as part of the registration statement on Form 10, as amended. In addition the Company participated in receivables financing arrangements managed by American Standard, which is now terminated as of June 30, 2007.

Aggregate Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases, purchase obligations and unfunded pension and post-retirement benefit plans that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2006 disclosed in the registration Statement on Form 10, as amended. There have been no material changes to those obligations since December 31, 2006.

Information Concerning Forward Looking Statements

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our ability to access debt markets on a favorable basis;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

WABCO HOLDINGS INC.

(Wholly-owned by American Standard Companies Inc.)

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations;

•

risks inherent in operating in foreign countries, including exposure to local economic conditions, government regulation, currency restrictions and other restraints, changes in tax laws, expropriation, political instability and diminished ability to legally enforce our contractual rights;

•	our inability to operate effectively as a stand-alone, publicly traded company;

•	the actual level of commercial vehicle production in our end-markets; and

•	periodic changes to contingent liabilities, including those associated with litigation matters and government investigations.

Other factors not identified above, including the risk factors described in the “Risk Factors” section of this information statement, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” above, in connection with considering any forward-looking statements that may be made by us generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2006 in the Company’s Form 10, as amended, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2007.

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2006 made in the Company’s Registration Statement filed on Form 10, as amended.

Item 4.	Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the Separation, WABCO now has additional external reporting requirements, and accordingly has made certain changes in management personnel and oversight responsibilities. We consider these to be a material change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes since March 31, 2007, except as discussed below.

In November 2004, American Standard was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent American Standard a written request for information. On March 28, 2007, American Standard received an administrative complaint entitled a Statement of Objections from the European Commission alleging infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business.

Certain of these legal entities were transferred to WABCO as part of a legal reorganization that occurred prior to the Separation. American Standard and certain of its subsidiaries and, following the legal reorganization, certain of our subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to the Indemnification and Cooperation Agreement, WABCO will be responsible for, and will indemnify American Standard and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation.

American Standard, WABCO and the charged subsidiaries carefully reviewed the Statement of Objections and responded to the European Commission on August 1, 2007, by presenting defenses to the allegations in the Statement of Objections Following the submission of this written response, a hearing with the European Commission to present evidence regarding the response to the Statement of Objections is expected to occur sometime in the fall of 2007. Following the hearing, the European Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision or adopt a decision imposing a fine. A fine would be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision, in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide the guarantee.

We expect that this investigation will result in the imposition of a fine; however, we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission recently adopted new fining guidelines (the “2006 Guidelines”) and stated their intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. To date, the Commission has not imposed any fines under the 2006 Guidelines, although it is anticipated that the Commission will apply the 2006 Guidelines to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount”, evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s (i.e., American Standard’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed.

If the maximum fine were levied in 2007, the total liability would be approximately $1.1 billion based on American Standard’s worldwide revenue in 2006 subject to a probable reduction for leniency of at least 20%

provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. Further, the effect, if any, of the Separation of WABCO from American Standard and the sale of its Bath and Kitchen business on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, WABCO believes that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine, for the following reasons. The Company’s capital structure at the time of its separation from American Standard includes only a minimal amount of debt. As a result, WABCO expects to have sufficient funds available under its existing five year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our $800 million credit facility and a capital structure in line with its business needs.

The $800 million revolving line of credit is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. Additional bank credit facilities could be arranged for terms ranging from 364 days to five years, depending on business needs. We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Registration Statement filed on Form 10, as amended.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Controller
(Principal Accounting Officer)

August 9, 2007

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.