Form 10-Q
period 2007-09-30
WABCO Holdings Inc.
filed 2007-11-08
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated filer   ☐     Accelerated filer   ☐     Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at November 6, 2007	67,709,114

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share data)	2007	2006	2007	2006
Sales	$595.5	$504.6	$1,736.6	$1,495.7

Costs and expenses:
Cost of sales	437.6	364.6	1,274.1	1,086.4
Selling and administrative expenses	73.8	64.4	217.0	192.5
Product engineering expenses	23.3	20.7	64.4	56.1
Equity in loss / (income) of unconsolidated joint ventures	1.8	(3.5)	(7.0)	(20.1)
Other expense, net	7.2	1.9	21.8	6.3
Net interest expense - related party	1.0	2.1	1.8	4.0
Interest expense, net	1.1	0.5	3.2	0.5

	545.8	450.7	1,575.3	1,325.7

Income before income taxes	49.7	53.9	161.3	170.0
Income taxes	50.0	15.8	90.2	57.0

Net (loss) / income	$(0.3)	$38.1	$71.1	$113.0

Net (loss) / income per common share
Basic	$(0.0)	$—	$1.04	$—
Diluted	$(0.0)	$—	$1.02	$—

Pro forma net income per common share
Basic	$—	$0.56	$—	$1.66
Diluted	$—	$0.55	$—	$1.62

Cash dividends per share of common stock	$0.07	—	$0.07	—

Average common shares outstanding
Basic	68,064,081	—	68,109,003	—
Diluted	68,064,081	—	69,564,303	—

Pro forma common shares outstanding
Basic	—	67,867,159	—	67,867,159
Diluted	—	69,696,428	—	69,696,428

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in millions, except share data)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165.1	$34.8
Accounts receivable, less allowance for doubtful accounts: September 2007—$6.1; Dec. 2006—$6.5	436.5	186.5
Inventories:
Finished products	100.9	67.9
Products in process	6.2	10.3
Raw materials	76.3	59.8
Future income tax benefits	14.5	14.5
Retained interest in securitization program	—	17.4
Other current assets	63.7	35.6

Total current assets	863.2	426.8
Facilities, less accumulated depreciation	311.6	299.7
Goodwill	362.6	343.8
Capitalized software costs, less accumulated amortization: September 2007—$82.7; Dec. 2006—$71.5	35.7	37.4
Long-term future income tax benefits	42.0	42.0
Investment in unconsolidated joint ventures	83.6	84.9
Other assets	35.2	42.3

TOTAL ASSETS	$1,733.9	$1,276.9

LIABILITIES AND SHAREHOLDERS’ EQUITY / OWNER’S NET INVESTMENT
Current liabilities:
Loans payable to banks	$74.1	$17.9
Accounts payable	191.0	147.3
Accrued payroll	96.8	74.2
Current portion of warranties	45.2	35.1
Taxes on income	70.8	65.5
Cash collected on behalf of banks—securitization	—	68.7
Taxes other than income taxes	4.5	0.8
Indemnification liabilities (Note 11)	26.4	—
Other accrued liabilities	108.0	66.8

Total current liabilities	616.8	476.3
Long-term debt and capital leases	2.0	57.3
Post-retirement benefits	389.7	366.4
Warranties	4.0	5.4
Deferred tax liabilities	18.5	18.5
Minority interests	12.6	11.4
Long-term indemnification liabilities (Note 11)	43.7	—
Long-term income tax liabilities	68.8	0.8
Other liabilities	24.7	25.6

Total liabilities	1,180.8	961.7
Commitments and contingencies
Owner’s net investment	—	306.0
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 68,396,844 in 2007; none in 2006; and shares outstanding: 67,612,144 in 2007; none in 2006	0.7	—
Capital surplus	529.0	—
Treasury stock, at cost: 784,700 shares in 2007; no shares in 2006	(35.6)	—
Retained earnings	26.7	—
Accumulated other comprehensive income:
Foreign currency translation effects	105.5	82.4
Unrealized losses on benefit plans, net of tax	(73.2)	(73.2)

Total shareholders’ equity	553.1	—
Total owner’s net investment	—	315.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,733.9	—
TOTAL LIABILITIES AND OWNER’S NET INVESTMENT	—	$1,276.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2007	2006
Cash provided/(used) by operating activities:
Net income	$71.1	$113.0
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	46.7	35.8
Amortization of capitalized software and other intangibles	22.2	25.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.6)	(6.5)
Non-cash stock compensation	3.0	1.9
Loss on disposal of property, plant and equipment	2.6	1.1
Changes in assets and liabilities:
Accounts receivable	(218.3)	(55.1)
Inventories	(33.9)	(23.9)
Accounts payable	31.3	14.0
Other accrued liabilities and taxes	2.3	58.7
Post-retirement benefits	(2.0)	(20.6)
Other current and long-term assets	(8.9)	(3.6)
Other long-term liabilities	7.7	(0.1)

Net cash (used) / provided by operating activities	(76.8)	139.8

Investing activities:
Purchases of property, plant and equipment	(38.1)	(35.8)
Investments in capitalized software	(7.0)	(6.0)

Net cash used by investing activities	(45.1)	(41.8)

Financing activities:
Borrowings of long-term debt	142.4	64.8
Repayments of long-term debt	(202.0)	(15.1)
Borrowings of short-term debt	70.2	43.9
Repayments of short-term debt	(14.4)	(2.2)
Purchase of treasury stock	(29.3)	—
Dividend payments	(4.8)	—
Proceeds from exercise of stock options	4.4	—
Net change in balance due from/to American Standard or American Standard affiliated entities	281.0	(189.0)

Net cash provided / (used) by financing activities	247.5	(97.6)

Effect of exchange rate changes on cash and cash equivalents	4.7	1.1

Net increase / (decrease) in cash and cash equivalents	130.3	1.5
Cash and cash equivalents at beginning of period	34.8	39.9

Cash and cash equivalents at end of period	$165.1	$41.4

Cash paid during the period for:
Interest	$10.2	$4.8
Income taxes	$33.2	$40.8

Non Cash Items for the period:
Treasury stock repurchase accrual	$6.3	$—
VAT receivables transferred from American Standard	$6.8	$—
Tax reserves and separation taxes transferred from American Standard	$98.1	$—

See Notes to Condensed Consolidated Financial Statements.

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

On February 1, 2007, American Standard Companies Inc. (“American Standard”) announced that its Board of Directors completed a strategic review of American Standard and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (the “Separation”). American Standard implemented the Separation on July 31, 2007, through a tax-free stock dividend of all of WABCO’s common stock to American Standard shareowners, who received one share of WABCO common stock for every three shares of American Standard common stock owned on the record date of July 19, 2007 (the “Distribution”). As a result, on August 1, 2007 there were 68,131,836 shares of WABCO common stock outstanding. The Separation is expected to provide WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation has not triggered “change-in-control” accelerated benefits for any officers or employees of WABCO.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2006, included in the Registration Statement filed on Form 10, as amended.

The historical financial statements have been derived from the financial statements and accounting records of American Standard, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of WABCO and reflecting American Standard’s net investment in WABCO through July 31, 2007. Historically, stand-alone financial statements have not been prepared for WABCO. Management believes the assumptions underlying the allocations included in the financial statements are reasonable. Although the historical financial statements may not necessarily reflect WABCO’s results of operations, financial position and cash flows in the future, management believes the differences between the amounts presented and what its results of operations, financial position and cash flows would have been had WABCO been a standalone company during the periods presented would not be material. Because prior to July 31, 2007, a direct ownership relationship did not exist among all of the various units and entities comprising WABCO, American Standard’s net investment in WABCO is shown in lieu of shareholders’ equity in the financial statements through July 31, 2007.

The historical financial statements through July 31, 2007, include the accounts of certain majority-owned subsidiaries of American Standard and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the condensed consolidated balance sheet.

The accompanying financial statements include allocations of costs that were incurred by American Standard for functions such as corporate human resources, finance and legal through July 31, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $1.9 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively, and $12.9 million and $18.6 million for the nine months ended September 30, 2007 and 2006, respectively. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations is total WABCO revenue as a percentage of the total consolidated revenue of American Standard.

Historically, WABCO’s operations have been substantially funded through American Standard’s primary bank credit agreement via either intercompany loans or intercompany advances. The historical accompanying condensed financial statements through July 31, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Condensed Financial Statements for the year ended December 31, 2006, in the Company’s Form 10, as amended, describe the most significant accounting estimates and policies used in preparation of the Condensed Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine months of 2007.

Note 2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any the adoption will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any; the adoption will have on the Company’s financial statements.

NOTE 3. Debt

Redemption of Debt

On April 30, 2007, WABCO redeemed $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013. Prepayment of the bonds, undertaken to avoid default triggered by the Separation, resulted in an early redemption charge of $6.0 million, which was recorded in Other Expense in the Company’s Condensed Consolidated Statements of Income during the second quarter of 2007.

In the month of July, WABCO repaid $52.1 million outstanding debt with JP Morgan. This redemption was primarily financed through additional cash received from American Standard.

Credit Facilities

WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The primary bank credit agreement was entered into by the Company on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 under the heading “Contingencies”. The balance outstanding on this facility on September 30, 2007, is $50 million.

Under the five year facility, the Company pays a facility fee of 0.11% per annum. Borrowings there under bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.44% if borrowings are less than or equal to 50% of the total available balance, or 0.49% if borrowings are greater than 50% of the total available balance. The Company also pays 0.44% per annum plus issuance fees for letters of credit. The interest rate spreads above LIBOR are subject to adjustments should the Company’s leverage ratio change.

The five year facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a Liquidity Test. As of September 30, 2007, the Company was in compliance with all the covenants contained in the credit agreement.

In addition, as of June 7, 2007, WABCO entered into a credit facility in the amount of $20 million for our China operations. This facility is drawn upon in local currency and used for general corporate purposes. The balance outstanding on this facility on September 30, 2007 is $20 million. Under the facility in China, the Company pays an interest rate equal to 90% of the base lending rate for Renmimbi, published from time to time by the People’s Bank of China. This rate was 5.913% on September 30th, 2007.

NOTE 4. Accounts Receivable Securitization Agreements

WABCO terminated its participation in American Standard’s European securitization program as of May 31, 2007. Additionally, effective April 30, 2007, WABCO terminated its arrangement to sell American Standard the receivables generated on sales of products to its U.S. joint venture Meritor WABCO. The termination of the programs impacted the balance sheet as follows during the second quarter: an increase in accounts receivable of $169.5 million, a decrease in retained interest in securitization program of $19.1 million and a decrease in cash collected on behalf of banks-securitization of $65.7 million.

NOTE 5. Comprehensive Income

Total comprehensive income consisted of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) / income	$(0.3)	$38.1	$71.1	$113.0
Foreign currency translation effects	16.1	(2.0)	23.1	16.1
Minimum pension liability adjustment, net of tax	—	—	—	—
Unrealized losses on benefit plans, net of tax	—	—	—	—

Total comprehensive income	$15.8	$36.1	$94.2	$129.1

NOTE 6. Net Income Per Share

For all periods prior to July 31, 2007, and issuance of the common stock of WABCO, the pro forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of American Standard common stock outstanding and including the effect of dilutive American Standard common stock equivalents as of June 30, 2007.

Subsequent to July 31, 2007, basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share for the three months ended September 30, 2007, does not include the effect of incremental shares for the assumed exercise of stock options and vesting of restricted stock units (“RSU’s”) since the impact would be anti-dilutive; the nine month periods ended September 30, 2007, included 1,455,300 weighted average incremental shares. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money employee stock options and vesting of RSU’s after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The nine month period ended September 30, 2007, excluded 61,367 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the nine month period ended September 30, 2007.

NOTE 7. Capital Stock

On September 20, 2007, a dividend of $0.07 per share of common stock was paid to shareholders of record as of September 4, 2007, totaling $4.8 million. On October 2, 2007, the Board of Directors approved the payment of a dividend of $0.07 per share of common stock to be paid on December 20, 2007, to shareholders of record on December 3, 2007.

Following is a summary of net shares outstanding and shares issued or reacquired during the third quarter of 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Issued, July 31, 2007	68,131,836	—	68,131,836
Shares issued upon exercise of stock options	256,711	—	256,711
Shares purchased for treasury	—	(784,700)	(784,700)
Other shares issued or (reacquired), net	8,297	—	8,297

Balance, September 30, 2007	68,396,844	(784,700)	67,612,144

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. At September 30, 2007, the Company had an unexpended balance of $464.4 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. The Company plans to continue to purchase shares at prevailing market prices in the open market. Timing will vary depending on market conditions and other factors.

NOTE 8. Stock-Based Compensation

On January 1, 2006, American Standard adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended September 30, 2007 and 2006, and the nine month period ending September 30, 2007 and 2006, of $1.6 million and $0.6 million, and $3.0 million and $1.9 million, respectively, has been included in the Condensed Consolidated Statements of Income.

At the date of Separation, equity awards totaling approximately $8.3 million, which includes $5.5 million founders’ grant consisting of stock options and RSU’s for certain WABCO employees, $2.3 million in a combination of a founder’s grant and an initial equity award grant consisting of stock options and restricted stock units for the CEO, $0.1 million consisting of stock option and RSU’s for the Board of Directors and an equity award of restricted shares of $0.4 million to the Board of Directors, has been granted. The value of the stock options and restricted stock unit awards will be expensed ratably over a 3 year period, commencing with the Separation. The value of the restricted shares of $0.4 million was fully expensed during the third quarter of 2007 as there is no vesting period associated with these shares.

American Standard historically issued its annual stock-based compensation grants to its employees during the first quarter of each year. During 2007 the annual grant was made by American Standard and all options were converted to WABCO options upon the Separation. During 2006 the annual grant was made by American Standard and all options were converted by applying the distribution ratio as approved by the Board of Directors. The expense related to all options that employees hold, including the options held in American Standard stock, is included in the expense amounts discussed above. The total number and type of awards granted primarily in connection with the annual grant and founder’s grant and the related weighted-average grant-date fair values were as follows:

	2007			2006
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted-WABCO Options (Annual Grant)	333,229	$46.73	$12.72	101,478	$31.95	$8.46
Options Granted-ASD Options (Annual Grant)	—	$—	$—	286,573	$26.17	$7.81
Options Granted-WABCO Options (Founder’s Grant)	261,418	$48.64	$14.50	—	$—	$—
RSU’s Granted-WABCO RSU’s (Founder’s Grant)	84,679	—	$48.64	—	$—	$—

Total Awards	679,326			388,051

The options granted in 2007 and 2006 are exercisable in equal annual installments over a period of three years. The restricted stock units granted in 2007 vest ratably over a period of three years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

The following table summarizes the significant assumptions used for the grants during the three and nine month periods ended September 30, 2007, and nine month period ended September 30, 2006. There were no grants during the three month period ended September 30, 2006.

Assumption	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.50%	4.59%	4.51%
Expected volatility	26.0%	26.0%	26.0%
Expected holding period	5 Years	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%	4.0%
Dividend yield	0.57%	0.99%	1.62%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. American Standard reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, American Standard chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate. WABCO will continue to use the same assumptions as American Standard for volatility, expected term and forfeiture rate for the current year.

Note 9. Warranties, Guarantees, Commitments and Contingencies

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

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2007 and 2006 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance of warranty costs accrued, beginning of period	$46.9	$48.6	$40.5	$33.9
Warranty expense	8.5	10.0	29.1	40.3
Warranty claims settled	(8.4)	(14.1)	(23.6)	(32.1)
Increases in warranty estimates for foreign exchange translation effects	2.2	0.1	3.2	2.5

Balance of warranty costs accrued, end of period	49.2	44.6	49.2	44.6
Current portion included in current liabilities	45.2	39.5	45.2	39.5

Long-term warranty liability	$4.0	$5.1	$4.0	$5.1

Guarantees and Commitments

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2006, included in the Company’s Registration Statement filed on Form 10, as amended.

Contingencies

General

From time to time, WABCO is party to legal and tax proceedings. WABCO is also subject to federal, state, local and foreign environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of certain sites, including certain facilities that are closed. In those instances where it is probable as a result of such proceedings that WABCO will incur costs that can be reasonably determined, WABCO has recorded a liability.

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

American Standard, WABCO and the charged subsidiaries carefully reviewed the Statement of Objections and responded to the European Commission on August 1, 2007, by presenting defenses to the allegations in the Statement of Objections. Following the submission of this written response, an oral hearing with the European Commission to present evidence regarding the response to the Statement of Objections has been scheduled to commence on November 12, 2007. Following the hearing, the European Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision or adopt a decision imposing a fine. A fine would be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision, in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide the guarantee.

We expect that this investigation will result in the imposition of a fine; however, we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission recently adopted new fining guidelines (the “2006 Guidelines”) and stated their intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. To date, the Commission has not imposed any fines under the 2006 Guidelines, although it is anticipated that the Commission will apply the 2006 Guidelines to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount”, evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s (i.e., American Standard’s) worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed.

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

Note 10. Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits as of the date of adoption was $54.7 million. All of the $54.7 million of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. The Company did not have an adjustment to the unrecognized tax benefits as a result of the implementation of FIN 48. As a result of a foreign tax audit settlement in the quarter ended June 30, 2007, the Company realized tax benefits of $8.9 million. With regard to the unrecognized tax benefits at September 30, 2007, which amounted to $38.2 million related to the WABCO business and $37.8 million related to WABCO obligations directly to tax authorities for American Standard’s Bath & Kitchen business (see below and Note 11), the Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. The unrecognized tax benefits of $7.2 million and $68.8 million at September 30, 2007 are classified within taxes on income and long-term income tax liabilities, respectively. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense.

In conjunction with the Tax Sharing Agreement discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnifications to American Standard of $19.5 million related to the WABCO business and $24.2 million related to American Standard’s Bath & Kitchen business. As referred to above, these liabilities also included $37.8 million of unrecognized tax benefits related to American Standard’s Bath & Kitchen business for which WABCO has obligations directly to tax authorities.

Additionally, the accompanying September 30, 2007 balance sheet does not reflect the benefit of certain substantial foreign net operating loss carry forwards which are available to WABCO following the separation. These losses which amount to approximately $315 million result in a deferred tax asset of approximately $107 million, against which a full valuation allowance has been provided because it has been determined as of September 30, 2007 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The income tax provision reflects certain foreign tax planning that benefits WABCO in 2007 and future years following the separation of WABCO from American Standard. The provision also includes certain material, discrete items incurred in the third quarter of 2007 which negatively impacted the effective tax rate. These items primarily include a provision of $37.1 million related to the separation of the WABCO business from American Standard and a charge of $8.9 million related to the reduction of deferred tax assets as a result of the decrease in German tax rates enacted in the third quarter of 2007 but effective January 2008.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 11. Tax and Indemnification Liabilities Transferred from American Standard to WABCO

Pursuant to a Tax Sharing Agreement between American Standard and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax and indemnification liabilities. The tax liabilities as of September 30, 2007 include $37.8 million related to non-US entities of American Standard’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. The $37.8 million is classified within long-term income tax liabilities on the balance sheet as of September 30, 2007. Furthermore, the indemnification liabilities include $24.2 million related to non-US entities of American Standard’s Bath & Kitchen business for which WABCO would indemnify American Standard. The tax and indemnification liabilities relate to foreign entities of American Standard’s Bath & Kitchen business and are applicable to tax years dating back to 2000 that are subject to examination by foreign tax authorities. In addition, the indemnification liabilities include $19.5 million related to the WABCO business for which WABCO would indemnify American Standard. The indemnification liabilities of $24.2 million and $19.5 million are classified as long-term within Long-term indemnification liabilities on the balance sheet as of September 30, 2007.

The Tax Sharing Agreement also provides that WABCO is responsible for $37.5 million of estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from American Standard. This obligation is comprised of income taxes of $7.2 million, non-income taxes of $3.9 million and an indemnification to American Standard of $26.4 million. The $7.2 million, $3.9 million and $26.4 million are classified as short-term liabilities on the balance sheet as of September 30, 2007, within taxes on income, taxes other than income taxes, and indemnification liabilities, respectively.

Note 12. Streamlining Expenses

During 2006 and 2007, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance as more fully described below. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of September 30, 2007 (dollars in millions).

2007 Streamlining Programs
Charges during the first nine months of 2007	$10.6
Payments during the first nine months of 2007	(3.1)

Balance as of September 30, 2007	$7.5

2006 Streamlining Programs
Balance as of December 31, 2006	$5.7
Charges during the first nine months of 2007	0.7
Payments during the first nine months of 2007	(2.6)

Balance as of September 30, 2007	$3.8

2005 and earlier Streamlining Programs
Balance as of December 31, 2006	$4.9
Charges during the first nine months of 2007	—
Payments during the first nine months of 2007	(2.0)

Balance as of September 30, 2007	$2.9

Total Balance as of September 30, 2007	$14.2

The Company incurred $2.7 million of streamlining expenses during the third quarter of 2007 of which $2.6 million is associated with severance relating to 2007 plans and $0.1 million pertains to 2006 plans. The majority of the 2007 plan is associated with administrative functions, and $1.8 million has been charged to selling and administrative expenses and $0.9 million was charged to cost of sales. The Company incurred $3.4 million of streamlining expenses during the third quarter of 2006, of which $3.3 million was charged to selling and administrative expenses and $0.1 million was charged to cost of sales. The Company expended $2.9 million of cash on streamlining activities in the third quarter of 2007. The total balance of $14.2 million is included in other accrued liabilities as of September 30, 2007.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months and nine months ended September 30, 2007 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2007	2006	2006	2007	2007	2006	2006
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$5.0	$—	$2.7	$—	$8.4	$—	$7.7	$—
Interest cost on the projected benefit obligation	5.1	0.3	4.7	0.3	18.4	1.1	14.6	1.0
Less assumed return on plan assets	(3.2)	—	(2.3)	—	(8.7)	—	(6.6)	—
Amortization of prior service cost	(0.1)	—	(0.2)	—	0.2	2.3	—	—
Amortization of net loss	0.9	0.1	1.1	0.1	2.5	0.5	3.3	0.4

Net defined benefit cost	$7.7	$0.4	$6.0	$0.4	$20.8	$3.9	$19.0	$1.4

Accretion expense as reflected in Selling & Administrative expenses and Cost of Sales	$1.9	$0.3	$2.4	$0.3	$9.7	$1.1	$8.0	$1.0

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $8.7 million to foreign plans in 2007. In the third quarter of 2007, $2.2 million was contributed to foreign plans. For the nine months ended September 30, 2007, $6.6 million was contributed to foreign pension plans. There have been no contributions and there are no expected contributions for domestic plans.

Note 14. Related Party Transactions

Presented within the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, are Net Transfers to American Standard and Affiliates which include the following types of transactions:

(Dollars in Millions)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Dividends to American Standard and affiliates	$(48.0)	$(259.8)
Net receipts from changes in loans due to/from American Standard and affiliates	288.6	110.8
Other net receipts, including American Standard and affiliate allocations	40.4	16.5

Net transfers from (to) American Standard and Affiliates	$281.0	$(132.5)

Dividends to American Standard and Affiliates—Dividends paid from WABCO to other American Standard entities.

Net receipts from changes in loans due to/from American Standard and affiliates—The amount of cash that was either provided to the Company in order to fund working capital requirements as well as capital expenditures or cash surplus provided from the Company to other American Standard entities. The net amount due from American Standard of $86.3 million as of December 31, 2006 (as noted in the loan table below), had been included in owners’ net investment as of December 31, 2006. The net receipts from changes in loans due to/from American Standard and affiliates for the nine month period ending September 30, 2007 was $288.6 million. As there was no settlement of outstanding net payable balances as of the date of Separation, the net liability was recognized as additional contributed capital surplus. Net interest expense totaling to $1.0 and $2.1 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and totaling $1.8 million and $4.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, is included in the accompanying Condensed Consolidated Statement of Income. All interest rates on loans are deemed to be at or near market rates except for those loans carrying zero percent interest. A detailed summary of these inter-company loans is provided below.

	2007			2006
(Dollars in Millions)	Balance at September 30*	Interest Rate	Avg. Monthly Balance	Balance at Dec. 31	Interest Rate	Avg. Monthly Balance
American Standard Entity
Loans Receivable
Ideal Standard Holding Italia S.r.l	—	4.1%	$3.8	$9.1	4.1%	$10.1
ASI International Inc.	—	—	—	—	2.9%	16.5
WABCO Standard Trane BV	—	2.7%	3.1	9.2	2.7%	5.8
Ideal Standard WABCO Trane Ind. Com. Ltda	—	0.0%	35.8	81.1	0.0%	79.6
American Standard (UK) Co.	—	0.0%	16.6	51.0	0.0%	47.9

Total Loans Receivable			59.3	150.4		159.9

Loans Payable
A.S.E. Finance BVBA	—	—	—	—	3.3%	90.6
ASI International Inc.	—	6.0%	3.2	5.8	6.0%	5.7
WABCO Standard Trane BV	—	4.5%	20.8	6.7	3.5%	1.0
Teling Air Condition System (Jiangsu) Co., Ltd.	—	—	—	20.5	2.8%	19.1
Teling Air Condition Co., Ltd.	—	3.0%	15.7	4.2	3.0%	2.7
American Standard Trane Japan, Ltd.	—	0.9%	1.3	2.9	0.9%	1.7
American Standard Holding Italy BV	—	—	6.1	—	0.0%	—
Trane do Brazil Ind e Com. Ltda	—	0.0%	10.7	24.0	0.0%	21.9

Total Loans Payable	—		57.8	64.1		142.7

Net amounts due (to)/from American Standard and Affiliates	—		$1.5	$86.3		$17.2

*	There is no balance at September 30, 2007.

Other, including American Standard and affiliate allocations—These items were also included in owners’ net investment as these balances were not settled as part of the Separation.

Note 15. Agreements Entered Into During the Periods Presented

Separation-Related Agreements with American Standard

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

Tax Sharing Agreement - governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution of all of the common shares of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended. For further detail, please refer to Note 11 – Tax Liabilities Transferred from American Standard to WABCO.

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

Employee Matters Agreement - allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. For further detail, please refer to Note 8 – Stock-Based Compensation.

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

The Separation

On February 1, 2007, American Standard announced that its Board of Directors completed a strategic review of American Standard and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. American Standard implemented the Separation on July 31, 2007, through a tax-free stock dividend of all of WABCO’s common stock to American Standard shareowners, who received one share of WABCO common stock for every three shares of American Standard common stock owned as of the record date of July 19, 2007. The Separation is expected to provide WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation has not triggered “change-in-control” accelerated benefits for any officers or employees of WABCO. Upon completion of the Separation, WABCO has credit metrics consistent with investment grade credit ratings.

Results of Operations

The following discussion and analysis addresses changes in sales, expenses and pre-tax income for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Approximately 92% of sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Quarter-over-quarter changes in sales, expenses and net income for 2007 compared with 2006 are presented both with and without the effects of foreign exchange translation. Changes in sales, expenses and net income excluding foreign exchange translation effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign exchange translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding operational performance of the business. Management also uses data adjusted in this manner for purposes of determining incentive compensation. Accordingly, management believes that presenting information in this manner is also useful to shareholders in understanding the performance of the business. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

Third Quarter Results of Operations for 2007 Compared with 2006

(dollars in millions)

	Three months ended September 30,
				Excluding foreign exchange translation
	2007	2006	%change reported	2007 adjusted Amount	% change adjusted
Sales	$595.5	$504.6	18.0%	$554.4	9.9%
Cost of sales	437.6	364.6	20.0%	408.1	11.9%

Gross profit	157.9	140.0	12.8%	146.3	4.5%
Operating expenses	97.1	85.1	14.1%	90.9	6.8%
Equity in net loss / (income) of unconsolidated joint ventures	1.8	(3.5)	*	1.5	*
Other expense, net	7.2	1.9	*	4.8	*
Net interest expense - related party	1.0	2.1	*	1.0	*
Interest expense, net	1.1	0.5	*	1.0	*

Income before income taxes	49.7	53.9	(7.8)%	47.1	(12.6)%
Income taxes	50.0	15.8	(216.5)%	48.4	(206.3)%

Net (loss) / income	$(0.3)	$38.1	(100.8)%	$(1.3)	(103.4)%

*	Percentage change not meaningful

Sales

Sales for the third quarter of 2007 were $595.5 million, an increase of 18.0% (9.9% excluding favorable foreign exchange translation effects) from $504.6 million in 2006. The increase was attributable primarily to increased truck production in Europe, expanded content per vehicle and new applications. Sales in Europe, our largest market, increased approximately 23.3% (14.3% excluding favorable foreign exchange translation effects), which based on our estimate, exceeded the growth in European truck production. We estimate that Western European Truck production was up nearly 13% compared to the same period in 2006. Much of this growth continues to be driven by the strong economic development in Eastern Europe translating into increased need for heavy duty, Western European-style commercial vehicles. Sales decreased 31.8% in North America as a result of a decrease in the North American truck production, influenced by significantly increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and South America sales increased 24.6% and 40.8%, respectively (21.1% and 24.4% excluding favorable foreign exchange translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 129.9% (118.2% excluding favorable foreign exchange translation effects) which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales growth in the quarter was limited to 14.9% (6.7% excluding the favorable effects of foreign exchange) as a result of supply chain capacity limitations and our need to prioritize fulfilling OEM demand above aftermarket demand.

Gross Profit

Gross profit increased by $17.9 million (an increase of $6.3 million excluding favorable foreign exchange translation effects) in the third quarter of 2007 as compared with the third quarter of 2006. Also included in gross profit was approximately $2.6 million of foreign exchange transaction losses related mainly to the sale of products in countries outside (with a different functional currency) of the country where they are manufactured. Gross profit benefited from volume and mix increases of approximately $11.3 million primarily attributable to the sales increase discussed above and productivity improvements of approximately $9.3 million and the impact of reduced warranty expenses of $3.6 million. These improvements were partially offset by sales price decreases of $12.7 million, labor and other cost escalation of approximately $2.4 million and other costs of $0.2 million.

Operating Expenses

Operating expenses increased by $12.0 million ($5.8 million excluding unfavorable foreign exchange translation effects) in the third quarter of 2007 as compared to the third quarter of 2006. The increase in operating expense was primarily driven by labor cost inflation and escalation of approximately $2.5 million and incremental investments in the sourcing and product engineering field of approximately $1.3 million offset by a decrease in spending on streamlining programs of approximately $0.7 million. During the third quarter WABCO incurred separation costs of approximately $2.6 million of operating expenses.

Streamlining Expenses

The Company incurred $2.7 million of streamlining expenses during the third quarter of 2007 of which $2.6 million is associated with severance relating to 2007 plans and $0.1 million pertains to 2006 plans. The majority of the 2007 plan is associated with administrative functions, and $1.8 million has been charged to selling and administrative expenses and $0.9 million was charged to cost of sales. The Company incurred $3.4 million of streamlining expenses during the third quarter of 2006, of which $3.3 million was charged to selling and administrative expenses and $0.1 million was charged to cost of sales.

Equity in Net Income of Unconsolidated Joint Ventures

Net income of unconsolidated joint ventures decreased by $5.3 million to a loss of $1.8 million in the third quarter of 2007 as compared to income of $3.5 million in the third quarter of 2006. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”). WABCO had to recognize a loss in the third quarter of $3.6 million for SCL which was mainly caused by start up investments in a new motorcycles plant in Indonesia, a write-off of one of its investments and tax adjustments. The Meritor WABCO joint venture in North America also contributed to the decrease. As described above, the North American commercial vehicle production decreased in the third quarter of 2007, by comparison to increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in the third quarter of 2007.

WABCO and its Indian joint venture partner have agreed to separate the non-brakes division from the brakes division through a scheme of demerger, which is conditioned on various Indian regulatory and court approvals. If these conditions are met, the brakes business of SCL will be transferred to a WABCO subsidiary, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which are intended to be listed in India as are the shares of SCL currently. Subsequent to the demerger, it is intended that within a period of two years from such listing, WABCO’s Indian joint venture partner will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75-80%. Similarly, during this same period, it is intended that WABCO will transfer to its Indian joint venture partner its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which will then consist of the non-brakes division of the joint venture, is expected to decrease to zero.

Other expense, net

Other expense increased by $5.3 million to $7.2 million in the third quarter 2007 as compared to $1.9 million in the third quarter of 2006. The increase was primarily attributable to separation costs of $4.1 million of which $3.7 million related to legal reorganization costs incurred in various countries, $0.3 million related to costs associated with environmental reserves transferred from American Standard, and $0.1 million of other costs.

Income Taxes

The income tax provision for the third quarter of 2007 was $50.0 million, or 100.6% of pre-tax income, compared with a provision of $15.8 million, or 29.3% of pre-tax income in the third quarter of 2006. The effective tax rate for the third quarter of 2007 increased primarily due to a provision of $37.1 million related to the separation of the WABCO business from American Standard and a charge of $8.9 million in a deferred tax asset related to the reduction in German tax rates enacted in the third quarter of 2007 but effective January 2008.

The income tax provision reflects certain foreign tax planning that benefits WABCO in 2007 and future years following the separation of WABCO from American Standard. The tax benefit associated with this planning is reflected in the annual effective tax rate for 2007. Additionally, the accompanying September 30, 2007, balance sheet does not reflect the benefit of certain substantial foreign net operating loss carry forwards which are available to WABCO following the separation. These losses which amount to approximately $315 million result in a deferred tax asset of approximately $107 million, against which a full valuation allowance has been provided because it has been determined as of September 30, 2007, that it is more likely than not that the losses will not be realizable in the foreseeable future.

Year to Date Results of Operations for 2007 Compared with 2006

(dollars in millions)

	Nine months ended September 30,
				Excluding foreign exchange translation
	2007	2006	% change reported	2007 adjusted Amount	% change adjusted
Sales	$1,736.6	$1,495.7	16.1%	$1,617.0	8.1%
Cost of sales	1,274.1	1,086.4	17.3%	1,187.9	9.3%

Gross profit	462.5	409.3	13.0%	429.1	4.8%
Operating expenses	281.4	248.6	13.2%	263.8	6.1%
Equity in net (income) of unconsolidated joint ventures	(7.0)	(20.1)	*	(6.8)	*
Other expense, net	21.8	6.3	*	17.6	*
Net interest (income) expense - related party	1.8	4.0	*	1.9	*
Interest expense	3.2	0.5	*	2.6	*

Income before income taxes	161.3	170.0	(5.1)%	150.0	(11.8)%
Income taxes	90.2	57.0	58.2%	85.6	50.2%

Net income	$71.1	$113.0	(37.1)%	$64.4	(43.0)%

*	Percentage change not meaningful

Sales

Sales for the first nine months of 2007 were $1,736.6 million, an increase of 16.1% (8.1% excluding favorable foreign exchange translation effects) from $1,495.7 million in 2006. The increase was attributable primarily to increased truck and bus production in Europe, expanded content per vehicle, including new applications and growth in our aftermarket business. Sales in Europe, our largest market, increased approximately 21.1% (12.0% excluding favorable foreign exchange translation effects), which based on our estimate, exceeded the growth in European truck production. Sales decreased 22.9% in North America which was less than the decrease in North American truck production. The decrease in the North American truck production was influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and South America sales increased 18.7% and 27.1%, respectively (16.3% and 16.2% excluding favorable foreign exchange translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 125.2% (115.3% without foreign exchange translation impact).

Gross Profit

Gross profit increased by $53.2 million (an increase of $19.8 million excluding favorable foreign exchange translation effects) in the first nine months of 2007 as compared with the first nine months of 2006. Also, included in gross profit was approximately $9.6 million of foreign exchange transaction losses related mainly to the sale of products in countries (with a different functional currency) outside of the country where they are manufactured. Gross profit benefited from volume and mix increases of approximately $39.6 million primarily attributable to the sales increase discussed above, productivity improvements of approximately $32.5 million, and a reduction of warranty expenses of $15.0 million. These improvements were partially offset by sales price decreases of approximately $39.2 million, labor and other cost escalation of approximately $10.1 million, commodity cost increases of approximately $6.1 million (mainly driven by increased aluminum and copper prices), higher spending on streamlining programs of approximately $1.7 million, and other costs of $0.6 million. Approximately $16.5 million of the productivity improvements were driven by direct material cost reductions with the remainder primarily driven by the transfer of production to lower cost countries, higher capacity utilization, and the benefits of productivity programs.

Operating Expenses

Operating expenses increased by $32.8 million ($15.2 million excluding unfavorable foreign exchange translation effects) in the first nine months of 2007 as compared to the first nine months of 2006. The increase in operating expense was primarily driven by higher spending on streamlining programs of approximately $6.2 million, labor cost inflation and escalation of approximately $5.6 million and incremental investments in the product engineering field and sourcing of approximately $3.4 million. During the first nine months of 2007, WABCO incurred separation costs of approximately $3.2 million.

Streamlining Expenses

The Company incurred $11.3 million of streamlining expenses during the first nine months of 2007 as compared with $6.2 million during the first nine months of 2006.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $13.1 million to $7.0 million in the first nine months of 2007 as compared to $20.1 million in the first nine months of 2006. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”). WABCO had to recognize a loss in the third quarter of $3.6 million for SCL which was mainly caused by start up investments in a new motorcycles plant in Indonesia, a write-off of one of its investments and tax adjustments. The Meritor WABCO joint venture in North America also contributed to the decrease. As described above, the North American commercial vehicle production decreased in the first nine months of 2007, by comparison to increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in the first nine months of 2007.

WABCO and its Indian joint venture partner have agreed to separate the non-brakes division from the brakes division through a scheme of demerger, which is conditioned on various Indian regulatory and court approvals. If these conditions are met, the brakes business of SCL will be transferred to a WABCO subsidiary, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which are intended to be listed in India as are the shares of SCL currently. Subsequent to the demerger, it is intended that within a period of two years from such listing, WABCO’s Indian joint venture partner will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75-80%. Similarly, during this same period, it is intended that WABCO will transfer to its Indian joint venture partner its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which will then consist of the non-brakes division of the joint venture, is expected to decrease to zero.

Other expense, net

Other expense increased by $15.5 million to $21.8 million in the first nine months of 2007 as compared to $6.3 million in the first nine months of 2006. The increase was primarily attributable to the following items: $6.0 million of early-redemption premiums on the $40.0 million of outstanding bonds that were redeemed on April 30, 2007, $5.2 million of charges resulting from the legal reorganization in various countries in the second and third quarters of 2007, and $0.3 million relating to costs associated with environmental reserves transferred from American Standard. Additionally, contributing to the increase was higher foreign exchange losses on non operating items and higher minority interest.

Net Interest (Income) Expense – Including Related Party Interest (Income) / Expense

Total interest expense (including related party interest expense) was $5.0 million in the first nine months of 2007 as compared with $4.5 million of interest expense in the first nine months of 2006. The increase of $0.5 million is driven by an increase in the third party debt relating to the Company’s European cash management net position and by an increase in the market interest rates.

Income Taxes

The income tax provision for the first nine months of 2007 was $90.2 million, or 55.9% of pre-tax income, compared with a provision of $57.0 million, or 33.5% of pre-tax income in the first nine months of 2006. The effective income tax rate for the first nine months of 2007 increased primarily due to a provision of $44.9 million related to the separation of the WABCO business from American Standard and a charge of $8.9 million in a deferred tax asset related to the reduction in German tax rates enacted in the third quarter of 2007 but effective January 2008, partially offset by an $8.9 million benefit related to the settlement of a foreign audit during the second quarter.

The income tax provision reflects certain foreign tax planning that benefits WABCO in 2007 and future years following the separation of WABCO from American Standard. The tax benefit associated with this planning is reflected in the annual effective tax rate for 2007. Additionally, the accompanying September 30, 2007, balance sheet does not reflect the benefit of certain substantial foreign net operating loss carry forwards which are available to WABCO following the separation. These losses which amount to approximately $315 million result in a deferred tax asset of approximately $107 million, against which a full valuation allowance has been provided because it has been determined as of September 30, 2007, that it is more likely than not that the losses will not be realizable in the foreseeable future.

Liquidity and Capital Resources

Cash Flows

Net cash used by operating activities was $76.8 million in the first nine months of 2007. This compared with net cash provided by operating activities of $139.8 million in the first nine months of 2006.

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

In addition to the separation related costs mentioned above the change in working capital of the Company has increased in line with the evolution in the sales.

Within investing activities, the Company made capital expenditures of $45.1 million in the first nine months of 2007 as compared to capital expenditures of $41.8 million in the first nine months of 2006. Our capital expenditures for 2007 include $18.1 million on plant and equipment, $20.0 million of investments in tooling, and $7.0 million in computer software. This compared with $22.6 million on plant and equipment, $13.2 million of investments in tooling, and $6.0 million in computer software during the first nine months of 2006.

The net cash provided by financing activities during the first nine months of 2007 amounted to $247.5 million while the financing activities during the first nine months of 2006 resulted in net cash used of $97.6 million.

The Company has redeemed $52.1 million of the outstanding credit facility with JP Morgan in the month of July. This redemption was primarily financed through additional cash obtained from American Standard. In order to finance the share buy back program and the operations of the China facilities, the Company has drawn $50 million drawn from the $800 million credit facility and the company entered into a $20 million credit facility in China.

Prior to July 31, 2007 the Company had additional changes in the balance due from and to American Standard or its affiliates. As further detailed in the Note 14 Related Party Transactions, this balance was mainly made up of the net receipts from changes in loans due to/from American Standard and its affiliates of $288.6 million and dividends paid to American Standard and its affiliates of $48.0 million. The 2007 net cash provided was mainly used to finance the termination of the securitization programs, the redemption of the $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013 and the redemption of the credit facility with JP Morgan of $52.1 million.

As of September 30, 2007, our total third party indebtedness was $76.1 million consisting of $74.1 million of short term debt which was mainly driven by an outstanding balance of $50 million on the $800 million 5-year credit facility and $20 million outstanding on the China credit facility which are both discussed in Note 3 – Debt.

The Company has paid a quarterly dividend of $4.8 million on September 20, 2007. This dividend was funded via a drawdown on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. The Company’s Board of Directors has approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first nine months of 2007, the Company repurchased $35.6 million of shares of which $6.3 million was not settled until the month following quarter end. The Company received option proceeds during the first nine months of 2007 of $4.4 million.

Credit Agreements

WABCO and certain of its subsidiaries entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The primary bank credit agreement was entered into by the Company on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility are being used to fund repurchases of our shares, to pay dividends and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described under the heading “Business—Legal Proceedings—The European Commission Investigation” in the Form 10. Up to $100 million under this facility may be used for issuing letters of credit, and up to $75 million for same-day borrowings. The primary bank credit agreement contains terms and provisions customary for transactions of this type, including various covenants that limit, among other things, subsidiary indebtedness, liens, and certain fundamental business changes. The covenants also require us to meet certain financial ratios: ratio of net indebtedness to EBITDA, EBITDA to net interest expense, and a liquidity test described below.

The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as described in the Form10 under the heading “Business—Legal Proceedings—The European Commission Investigation.” For additional information relating to the terms of the credit agreement we refer to the 8-K filed by American Standard on June 5.

In addition, on June 7, 2007 WABCO entered into a credit facility in the amount of $20 million for our China operations, which is drawn upon in local currency and used for general corporate purposes.

As of September 30, 2007, the Company is in compliance with all of its covenants.

Off-Balance Sheet Arrangements

Future rental commitments under all non-cancelable operating leases have not changed significantly from the amounts disclosed in the Company’s Condensed Consolidated Financial Statements for the year ended December 31, 2006, filed as part of the Registration Statement on Form 10, as amended. In addition the Company participated in receivables financing arrangements managed by American Standard, which was terminated in the second quarter of 2007.

Aggregate Contractual Obligations

The Company has contractual obligations for operating leases, purchase obligations and unfunded pension and post-retirement benefit plans that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2006 disclosed in the Registration Statement on Form 10, as amended. There have been no material changes to those obligations since December 31, 2006.

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

Other factors not identified above, including the risk factors described in the “Risk Factors” section of the Company’s Registration Statement filed on Form 10, as amended, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.

You should consider the areas of risk described above, as well as those set forth under the heading “Risk Factors” below, in connection with considering any forward-looking statements that may be made by us generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2006 in the Company’s Form 10, as amended, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2007.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no significant changes since December 31, 2006, except as discussed below.

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

American Standard, WABCO and the charged subsidiaries carefully reviewed the Statement of Objections and responded to the European Commission on August 1, 2007 by presenting defenses to the allegations in the Statement of Objections. Following the submission of this written response, an oral hearing with the European Commission to present evidence regarding the response to the Statement of Objections has been scheduled to commence on November 12, 2007. Following the hearing, the European Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision or adopt a decision imposing a fine. A fine would be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision, in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide the guarantee.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. On July 27, 2007 the Company’s Board of Directors approved $500 million to purchase shares of the Company’s common stock in the open market. As of September 30, 2007, the unexpended authorization on the current program totaled $464.4 million. A summary of the repurchase activity for the first nine months of 2007 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1-July 31	—	—	—	—
August 1-August 31	—	—	—	—
September 1-September 30	784,700	$45.40	784,700	$464,371,666

Total third quarter	784,700	$45.40	784,700

Total through September 30	784,700	$45.40	784,700

(a)	The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance of $464,371,666 under that authorization as of September 30, 2007, will continue to be used to repurchase shares for the remainder of 2007.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Controller
(Principal Accounting Officer)

November 8, 2007

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.1	Rights Agreement, dated July 16, 2007, by and between WABCO Holdings Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2	Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.3	Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007 filed as Exhibit 4.1 hereto).

4.4	Form of Specimen Common Stock Certificate.

10.1	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.2	Transition Services Agreement, dated July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.3	Employee Matters Agreement, dated July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.4	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.5	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).

10.6	Form of Indemnification Agreement (previously filed as Exhibit 10.6 to the Company’s Form 10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference) (Entered into with all executive officers and all members of the Board of Directors).

10.7	Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees.

10.8	Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees.

10.9	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees.

10.10	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees.

10.11	WABCO Holdings Inc. Change of Control Severance Plan.

10.12	Employment Agreement by and between WABCO Expats Inc. and Jacques Esculier, dated as of July 27, 2007.

10.13	Amendment to the Employment Contract of March 1, 2003 by and between American Standard Europe BVBA and Ulrich Michel, dated July 27, 2007.

10.14	Employment Agreement by and between WABCO Expats Inc. and Kevin Tarrant, dated as of July 1, 2007.

10.15	Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated as of April 15, 2001.

10.16	Addendum to Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated February 1, 2006.

10.17	Employment Agreement by and between American Standard Europe BVBA and Jean-Christophe Figueroa, dated January 21, 2005.

10.18	Employment Agreement by and between American Standard Europe BVBA and Dr. Christian Wiehen, dated December 6, 2002.

10.19	Addendum to Employment Agreement by and between American Standard Europe BVBA and Dr. Christian Wiehen, dated March 30, 2007.

10.20	WABCO Holdings Inc. Supplemental Savings Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.