Form 10-K
period 2007-12-31
WABCO Holdings Inc.
filed 2008-03-14
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission file number 1-33332

WABCO Holdings Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Centennial Avenue, P.O. Box 6820, Piscataway, NJ	08855-6820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +32 2 663 98 00

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Wabco Holdings, Inc completed it’s spin-off from American Standard Companies, Inc on July 31, 2007. The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on September 28, 2007 was approximately $3.2 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
March 10, 2008	66,673,958 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2007.

i

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	adverse developments in the business of our key customers;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our ability to access debt markets on a favorable basis;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations;

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

ii

ITEM 1.	BUSINESS

Overview

Except as otherwise indicated or unless context otherwise requires “WABCO.”, “WABCO Holdings Inc.,” “we,” “us,” “our,” and “our company” refer to WABCO Holdings Inc. and its consolidated subsidiaries.

WABCO is a leading provider of electric and electromechanical products for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission control and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. Based on internal estimates, we estimate that our products are included in approximately two out of three commercial vehicles with advanced vehicle control systems and offered in sophisticated, niche applications in cars and sport utility vehicles (SUVs). We continue to grow in more parts of the world as we provide more components and systems throughout the life of a vehicle, from design and development to the aftermarket.

History of Our Company

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. We were purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Controls Systems business division within American Standard until we were spun off from American Standard on July 31, 2007. Subsequent to our spin off, American Standard changed its name to Trane Inc., which we refer to herein as “Trane”.

The Separation of WABCO from Trane

The spin off by Trane of its Vehicle Controls Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to the holders of record of Trane’s common stock on July 19, 2007 (the “Distribution”). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each stockholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders of Trane and WABCO. Please refer to Item 1A of Part I “Risk Factors” below for information on the tax risks associated with the spin off from Trane.

Our Relationship with Trane

On July 16, 2007, we entered into definitive agreements with Trane that, among other things, set forth the terms and conditions of our separation from Trane (“Separation”) and provide a framework for the relationship between WABCO and Trane following the Separation. These agreements govern our relationship with Trane subsequent to the completion of the Separation and provide for the allocation between WABCO and Trane of assets, liabilities and obligations attributable to periods prior to the Separation. In addition to the Separation and Distribution Agreement, which contains many of the key provisions related to the Separation of WABCO and the Distribution of WABCO’s common stock to Trane’s shareholders, the parties also entered into a Tax Sharing Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification and Cooperation Agreement. A summary of each such agreement is set forth below:

Separation and Distribution Agreement – sets forth WABCO’s agreements with Trane regarding principal transactions necessary to separate WABCO from Trane. This agreement also sets forth the other agreements that govern certain aspects of WABCO’s relationship with Trane after the completion of the Separation from Trane and provides for the allocation of certain assets to be transferred, liabilities to be assumed and contracts to be assigned to WABCO and Trane as part of the Separation.

Tax Sharing Agreement – governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution of all of the common shares of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended.

Transition Services Agreement – governed the orderly transition of WABCO becoming an independent company. Under the Transition Services Agreement, WABCO and Trane agreed to provide each other with various services, including services relating to human resources, payroll, treasury and risk management, environmental technology, tax compliance, telecommunications services and information technology services. The cost of each transition service was generally on the same payment terms and calculated using the same cost allocation methodologies for the particular service as those associated with the costs in the historical financial statements. The majority of the services provided under the transition services agreement expired on February 1, 2008.

Employee Matters Agreement – allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. For further detail, please refer to Note 5 – Stock-Based Compensation in the notes to the consolidated financial statements.

Indemnification and Cooperation Agreement – Pursuant to this agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO), has agreed to be responsible for and to indemnify American Standard (now Trane) and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to the European Commission’s investigation, as outlined in a Statement of Objections received by American Standard and certain of its European subsidiaries on March 28, 2007, into possible infringement of European Union competition regulations. For further detail, please refer to Legal Proceedings below and Note 13 – Warranties, Guarantees, Commitments and Contingencies in the notes to the consolidated financial statements.

Products and Services

We develop, manufacture and sell advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disk brakes, and a large array of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition, we sell replacement parts, diagnostic tools, training and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators.

WABCO is a leader in improving highway safety, with products that help drivers avoid accidents by enhancing vehicle responsiveness and stability. For example, we offer a stability control system for trucks and buses that constantly monitors the vehicle’s motion and dynamic stability. If the system detects a vehicle instability such as the driver swerving to avoid another vehicle—it responds by applying the brakes at specific wheels, or slowing the vehicle down to minimize the risk of instability or a rollover.

Our key product groups and functions are described below.

WABCO KEY PRODUCT GROUPS
SYSTEM / PRODUCT	FUNCTION
Actuators	Actuates Brakes in Trucks, Buses, Trailers
Air Compressors and Air Processing/Air Management Systems	Provides Clean, Compressed Air for Braking, Suspension and other Pneumatic Systems on Trucks, Buses, Cars
Foundation Brakes	Transmits Power of Braking System to the Wheel for Trucks, Buses, Trailers
Anti-lock Braking Systems (ABS)	Prevents Wheel Locking during Braking for Trucks, Buses, Trailers
Conventional Braking Systems	Mechanical and Pneumatic Control of Braking Systems for Trucks, Buses, Trailers
Electronic Braking Systems (EBS)	Electronic Controls of Braking Systems for Trucks, Buses, Trailers
Electronic and Conventional Air Suspension Systems	Provides Stability, Comfort and Even Weight Distribution for Trucks, Buses, Trailers, Cars
Automated Manual Transmission Systems	Automates Gear Shifting for Trucks and Buses manual transmission
Vehicle ESC/RSS	Provides Stability during Deceleration for Trucks, Buses, Trailers

Key Markets and Trends

Electronically controlled products and systems are an important growth segment of our business. The market for these products is driven primarily by the growing electronics content of control systems in commercial vehicles. The electronics content has been increasing steadily with each successive platform introduction, as original equipment manufacturers (OEMs) look to improve safety and performance through added functionalities, and meet evolving regulatory safety standards. Although the pace varies, there are growth trends in all major geographies, and braking systems are part of this broader shift from conventional to advanced electronic systems. In addition to increasing safety, improving stopping distances, and reducing installation complexity, advanced EBS also allow for new functionality to be introduced into vehicles at a lower price. The new functionality includes stability control, adaptive cruise control, automated transmission controls, brake performance warning, vehicle diagnostics, driver assistance systems and engine braking/speed control. Adaptive cruise control uses sensors to detect proximity to other vehicles and automatically adjusts speed. Automated transmission controls reduce the amount of gear shifting, resulting in less physical effort and training required for drivers, less component wear, fewer parts, better fuel efficiency, and enhanced driver safety and comfort.

A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. For example, over the past 5 years, WABCO’s European sales to truck and bus (“T&B”) OEM customers grew at an average annual rate of approximately 12%, excluding the impact of currency exchange rates, which outperformed the Western European T&B production.

Year to Year Change	2003	2004	2005	2006	2007	Average Change
Sales to European T&B OEMs (at a constant FX rate)	+9%	+23%	+6%	+10%	+12%	+12%
Western European T&B Production	+5%	+19%	+5%	+5%	+10%	+9%

Customers

We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounts for approximately 14% of our sales. Other key customers include Arvin Meritor, Cummins, Fiat (Iveco), Ford, General Motors, Hino, Hyundai, International Truck & Engine Corporation (ITE), MAN Nutzfahrzeuge AG (MAN), Meritor WABCO (a joint venture), Nissan Diesel, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbuilt), Otto Sauer Achsenfabrik (SAF), Scania, Volvo (Mack and Renault) and ZF Friedrichshafen AG (ZF). For the fiscal year ended December 31, 2007, our top 10 customers accounted for approximately 54% of our sales. In 2007, WABCO was nominated to become Daimler’s future exclusive supplier of ABS and EBS wheel speed sensors for Europe, North America, and South America. In addition, WABCO’s success in serving emerging markets was evidenced by receiving several distinguished supplier awards from Yutong and CNHTC in 2007.

The largest group of our customers, representing approximately 60% of sales, consists of truck and bus OEMs who are large, increasingly global and few in number due to continued consolidation (driven largely by European players). As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in its products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply. As a result, pricing pressure, though increasing, is generally lower than for providers of more commoditized products or passenger cars and light truck product suppliers.

The second largest group, representing approximately 21% of sales, consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we intend to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 14% of sales, consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.

The smallest group, representing approximately 5% of sales, consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel engines and, therefore, enjoy higher than average growth rates associated with increasing diesel applications in Europe and Asia. These customers are typically large, global, sophisticated and demand high product quality and overall service levels.

We address our customers through a global sales force that is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across its product portfolio.

Europe represents approximately 76% of our sales, with the remainder coming primarily from the Americas and Asia. Our products are also manufactured in Europe, Asia and in the Americas.

WABCO SALES

BY GEOGRAPHY	MAJOR END-MARKETS

	• Truck & Bus products (OEMs) • Aftermarket • Trailer Products • Car products	% of Sales 60% 21% 14% 5%

Backlog

Information on our backlog is set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Backlog” of this annual report.

Cyclical and Seasonal Nature of Business

Information on the cyclical and seasonal nature of our business is set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cyclical and Seasonal Nature of Business” of this annual report.

Growth Strategy

Our growth strategy is focused on four key platforms: technology innovation, geographic expansion, aftermarket growth and opportunistic automotive application of our products and systems. Drivers of growth for both our aftermarket and advanced car systems are discussed in “Customers” above.

Technology

We continue to drive growth by utilizing our industry-leading expertise in developing electronically controlled systems, including braking, transmission automation, air suspension and air management systems. We have a strong track record of innovation and are responsible for some of the industry’s most important innovations including:

•	First heavy-duty truck anti-lock braking system (ABS);

•	First electronically controlled air suspension (ECAS) system for commercial vehicles;

•	First commercial vehicle automated manual transmission controls system;

•	First electronic stability control (ESC) system for commercial vehicles; and

•	First collision safety system with active braking developed for the North American market, based on Adaptive Cruise Control technology (ACC).

We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America. Over the last three years, we spent approximately $230 million for research activities, product development and product engineering.

We are also focused on longer-term opportunities, particularly in the areas of emissions controls and Driver Assistance Systems (DAS). DAS is a technology concept that involves connecting advanced sensors with truck control devices, such as braking and steering systems as well as engine controls, to improve safety and avoid collisions. We have already launched some of the elements that would allow this concept to be brought to market, such as the adaptive cruise control already in use by several OEMs, and are well positioned for future growth in this area.

Geographic Expansion

We continue to drive sales in high growth markets in Eastern Europe, China and India. In Eastern Europe, we have been manufacturing products since 2001. The market in Eastern Europe has been experiencing rapid growth and we have established relationships with local customers.

China is a key growth market for us. The number of trucks built in the country is continuing to increase and adoption of the advanced systems and products made by us is increasing. We have been in China since 1996 and are the leading provider of ABS systems, with a strong brand and established customer relationships. In the short-to medium-term, growth will be driven by the enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, of which we are well positioned to take advantage. Additional near term growth will be driven by introducing new products into the local market such as air compressors, clutch servos and automated manual transmission systems. To serve the growing demand for products both in China and for export, we have two facilities to manufacture conventional products, advanced systems such as ABS, and new modular air compressors. In order to make sure opportunities in Asia receive enough focus and management attention we have increased our management presence in the region.

India is another future growth market for us due to the number of trucks being built as well as the expected future adoption of more advanced systems in commercial vehicles. We participate in the market through a joint venture with the TVS Group (Sundaram-Clayton Ltd.) (“SCL”), which sells primarily conventional braking products, as the more advanced systems have only started to be introduced. India also provides us a strong base for sourcing and engineering activities, which we are actively developing. The joint venture is described further below in the section entitled “Joint Ventures.”

Competition

Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we mostly operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr’s U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental (including Siemens-VDO) have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, although they are more focused on low complexity mechanical products rather than the advanced electronic systems that we emphasize.

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve all different types of customers. Currently, over 45% of our manufacturing workforce is located in low cost countries such as China and Poland compared with approximately 10% in 1999. Facilities in low cost countries have helped reduce costs on the simpler and more labor-intensive products, while the facilities in Western Europe are focused on producing more complex technologies. All facilities globally are deploying Six Sigma Lean initiatives to improve productivity and reduce costs. By applying the Six Sigma philosophy and tools we seek to improve quality and predictability of our process. Lean is geared towards eliminating waste in our supply chain, manufacturing and administrative processes. Both methodologies are customer driven and data based. In addition, our global supply chain team makes decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities.

Our global sourcing organization purchases a wide variety of components including electrical, electro-mechanical, cast aluminum products and steel, as well as copper, rubber and plastic containing components that represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe and Asia. To support the continuing shift of manufacturing to low cost countries, we also continue to shift more of our sourcing to low cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners into our extended enterprise. Many of our western suppliers are accompanying us on our move to low cost countries. Since 1999, the share of sourcing from low cost regions has increased from 10% to approximately 36%.

We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have over 800 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications. Our “front-end” sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in low cost countries performing “back-end” functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India (through our SCL joint venture).

Joint Ventures

We use joint venture partners globally to expand and enhance our access to customers. Our important joint ventures are:

•	A 50 percent owned joint venture in North America with Arvin Meritor Automotive Inc. (Meritor WABCO) that markets ABS and other vehicle control products.

•	A majority-owned (70%) partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•	A majority-owned joint venture (70%) in China with Mingshui Automotive Fitting Factory (MAFF) that provides conventional mechanical products to the local market.

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki that distributes WABCO’s products in the local market.

•

Minority equity investment in a joint venture in India with the TVS Group (SCL) (39%). The joint venture currently manufactures and sells both brakes and non-brakes related products; however we and our Indian joint venture partner have agreed to separate the non-brakes division from the brakes division through a plan of demerger, which is conditioned on various Indian regulatory and court approvals. If these conditions are met, the brakes business of SCL will be transferred to a new subsidiary, WABCO-TVS (INDIA) Ltd., the shares of which are intended to be listed in India as are the shares of SCL currently. See Item 7 “Management’s Discussion and analysis of Financial Condition and Results of Operations – Equity in Net Income of Unconsolidated Joint Ventures and Other Income/(Expense)”, for more detail on the demerger.

•	A minority equity investment in a joint venture in South Africa, where we have a 49% ownership joint venture with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees

We have approximately 7,700 employees. Approximately 50% of our employees are salaried and 50% are hourly. Approximately 83% of our workforce is in Europe, 10% is in Asia, and the remaining 7% is in the Americas. All but approximately 1,440 of our employees are permanent employees. Approximately 290 of the non-permanent employees are leased through employment agencies and approximately 1,150 have limited term contracts. Approximately 800 employees work in engineering/product development.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently 97% of our workforce is covered by a collective bargaining agreement and 95% of those agreements expire within the current year. These employees’ right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

Intellectual Property

Patents and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property claims of others.

We own a large portfolio of patents that principally relate to our products and technologies, and we have, from time to time, licensed some of our patents. Patents for individual products and processes extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained.

The WABCO brand is also protected by trademark registrations throughout the world in the key markets in which our products are sold.

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is dependent upon patent and trademark protection or that our operations are materially dependent upon any single patent or group of related patents.

Environmental Regulation

Our operations are subject to local, state, federal and foreign environmental laws and regulations that govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Generally, the international requirements that impact the majority of our operations tend to be no more restrictive than those in effect in the U.S.

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs under way to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Eleven of our manufacturing facilities have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. These facilities are those located in:

Claye-Souilly, France	Campinas, Brazil	Wroclaw, Poland
Gronau, Germany	Hannover, Germany	Jinan, China
Leeds, UK	Pyungtaek, Korea	Qingdao, China
Meppel, Netherlands	Mannheim, Germany

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. We are currently a potential party to remedial actions under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state statutes at one location. The Superfund liability relates to Trane’s Bath and Kitchen business prior to the sale of that business and was assumed by WABCO under the Separation & Distribution Agreement as part of the Separation. Expenditures in 2007 to evaluate and remediate these sites were not material.

Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

Available Information

Our web site is located at www.wabco-auto.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the web site. During the period covered by this report, we posted our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our web site as soon as such reports were filed or furnished electronically with the SEC. We will continue to post to our web site such reports and amendments as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

Code of Conduct and Ethics

Our Code of Conduct and Ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our web site www.wabco-auto.com. The Code of Conduct and Ethics is compliant with Item 406 of SEC Regulation S-K and the NYSE corporate governance listing standards. Any changes to the Code of Conduct and Ethics that affect the provisions required by Item 406 of Regulation S-K will also be disclosed on the web site.

Any waivers of the Code of Conduct and Ethics for our executive officers, directors or senior financial officers must be approved by our Audit Committee and those waivers, if any are ever granted, would be disclosed on our web site under the caption “Exemptions to the Code of Conduct and Ethics.” There have been no waivers to the Code of Conduct and Ethics.

Availability of Corporate Governance Principles and Board of Director Committee Charters

The Board of Directors has adopted charters for its Audit Committee and Compensation, Nominating and Governance Committee. The Board has also adopted Corporate Governance Principles and the Company’s Definition of Director Independence. The Corporate Governance Principles, the Company’s Definition of Director Independence, the Code of Conduct and Ethics referenced above, and each of the charters are available on the Company’s web site. These materials, together with the Code of Conduct and Ethics referenced above, are available in print to any shareholder who requests them in writing by contacting the Assistant Secretary of the Company at One Centennial Avenue P.O. Box 6820, Piscataway, New Jersey 08855.

Sarbanes-Oxley Section 302 Certifications

The certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Form 10-K.

ITEM 1A.	RISK FACTORS

Any of the following factors could materially adversely affect our future operating results as well as other factors included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Concerning Forward Looking Statements.”

Risks Relating to Our Business

Our sales could decline due to macro-economic factors, cyclicality of the industry, regulatory changes and other factors outside of our control.

Changes in economic conditions, cyclical downturns in our industry, regulatory changes impacting the purchasing patterns of commercial vehicles, and changes in the local economies of the countries or regions in which we sell our products, such as changes in consumer confidence, increases in interest rates and increases in unemployment, could affect demand for our products, which could negatively affect our business and results of operations.

Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In the last few years, heavy truck and bus production has increased in our largest market (Western Europe). In 2007, Western Europe accounted for approximately 53% of our total sales, and North America accounted for approximately 7% of our total sales. Adverse economic conditions in our markets, particularly in Western Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through subsidiaries in many different countries, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2007, approximately 93% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in the exchange rates of the Euro, U.S. dollar and other applicable currencies could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, our results of operations are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars. Other than our natural hedge which is discussed in Item 7A. “Quantitative and Qualitative Discussion on Market Risk” below, we do not hedge any of our foreign exchange exposures.

We are subject to general risks associated with our foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in our international operations.

The risks related to our foreign operations that we more often face in the normal course of business include:

•	changes in non-U.S. tax law, increases in non-U.S. tax rates and the amount of non-U.S. earnings relative to total combined earnings could change and impact our combined tax rate;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions, including restrictions on repatriation of earnings;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries; and

•

we may have difficulty complying with a variety of foreign laws and regulations, some of which may conflict with United States law, and the uncertainty created by this legal environment could limit our ability to effectively enforce our rights in certain markets.

The ability to manage these risks could be difficult and may limit our operations and make the manufacture and distribution of our products internationally more difficult, which could negatively affect our business and results of operations.

If we are unable to obtain component parts or obtain them at reasonable price levels, our ability to maintain existing sales margins may be affected.

We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major items include electronic components and parts containing aluminum, steel, copper, zinc, rubber and plastics. The cost of components and parts, and the raw materials used therein, represents a significant portion of our total costs. Price increases of the underlying commodities may adversely affect our results of operations. Although we currently maintain alternative sources for components and parts, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. The sudden inability of a supplier to deliver components or to do so at reasonable prices could have a temporary adverse effect on our production of certain products or the cost at which we can produce those products. Any change in the supply or price of raw materials could materially adversely affect our future business and results of operations.

If we are not able to maintain good relations with our employees, we could suffer work stoppages that could negatively affect our business and results of operations.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. These employees’ right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

We are dependent on key customers.

We rely on several key customers. For fiscal 2007, our top ten customers accounted for 54% of our sales, and our top three customers, accounted for approximately 14%, 11% and 5%, respectively, of our sales. This includes sales to our 50%-owned Meritor WABCO joint venture in North America. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

If there are changes in the environmental or other regulations that affect one or more of our current or future products, it could have a negative impact on our business and results of operations.

We are currently subject to various environmental and other regulations in the U.S. and internationally. A risk of environmental liability is inherent in our current and former manufacturing activities. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our past and present facilities and at third party waste disposal sites and could also be held liable for damages to natural resources and any consequences arising out of human exposure to such substances or other environmental damage. While we have a number of proactive programs underway to minimize the impact of the production and use of our products on the environment and believe that we are in substantial compliance with environmental laws and regulations, we cannot predict whether there will be changes in the environmental regulations affecting our products.

Any changes in the environmental and other regulations which affect our current or future products could have a negative impact on our business if we are unable to adjust our product offering to comply with such regulatory changes. In addition, it is possible that we will incur increased costs as a result of complying with environmental regulations, which could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our business, financial condition and results of operations.

We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we have been required to participate in recalls and exchanges of such products in the past and we may be in the future. In the past five years, our warranty expense has fluctuated between approximately 1.1% and 2.2% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

We are required to plan our capacity well in advance of production and our success depends on having available capacity and effectively using it.

We principally compete for new business at the beginning of the development of our customers’ new products. Our customers’ new product development generally begins significantly prior to the marketing and production of their new products and our supply of our products generally lasts for the life of our customers’ products. Nevertheless, our customers may move business to other suppliers or request price reductions during the life cycle of a product. The long development and sales cycle of our new products, combined with the specialized nature of many of our facilities and the resulting difficulty in shifting work from one facility to another, could result in variances in capacity utilization. In order to meet our customers’ requirements, we may be required to supply our customers regardless of cost and consequently we may suffer an adverse impact on our operating profit margins and results of operations.

We must continue to make technological advances, or we may not be able to successfully compete in our industry.

We operate in an industry in which technological advancements are necessary to remain competitive. Accordingly, we devote substantial resources to improve already technologically complex products and to remain a leader in technological innovation. However, if we fail to continue to make technological improvements or our competitors develop technologically superior products, it could have an adverse effect on our operating results or financial condition.

We may be unable to secure and maintain access to debt markets on acceptable terms.

We have in place bank credit facilities that are available to provide financing. The ongoing cost of these facilities or their renewal will be impacted by our financial performance as well as by market conditions. Adverse changes in these factors could increase our borrowing cost or limit our financial flexibility, which could impact our ability to maintain or grow our business.

Risks Relating to the Separation

We have limited operating history as a separate public company and our historical financial information prior to Separation is not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results.

The historical financial information included in this annual report does not fully reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to our Separation, our business was operated by Trane as part of its broader corporate organization, rather than as an independent company. Trane or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting, and human resource administration. Our historical and pro forma financial results reflect allocations of corporate expenses from Trane for these and similar functions. These allocations may be more or less than the comparable expenses we believe we would have incurred had we operated as a separate publicly traded company.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Trane.

We have experienced and will continue to experience increased costs as a result of the separation.

A significant portion of the expenses to effect the separation were incurred by Trane, such as investment banking fees, external legal and accounting fees, legal reorganization and restructuring tax costs to separate information systems and temporary consulting costs. WABCO incurred the following separation costs such as indemnification and other tax related costs, stock compensation expense relating to the Distribution, costs associated with early bond redemption, external legal and consulting fees, and other items such as relocation expenses associated with hiring senior management positions new to the Company.

If the distribution of our shares were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Code (the “Code”), then our shareholders, we or Trane may be required to pay U.S. federal income taxes.

Trane has received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the distribution qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, Trane has received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the distribution will qualify as tax-free to Trane, us and Trane shareholders under Section 355 and related provisions of the Code. The ruling and opinion are based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by Trane and the Company. In rendering its ruling, the IRS also relied on certain covenants that the Company and Trane entered into, including the adherence to certain restrictions on Trane’s and the Company’s future actions.

Notwithstanding receipt by Trane of the private letter ruling and the opinion of counsel, the IRS could assert that the distribution should be treated as a taxable transaction. If the distribution fails to qualify for tax-free treatment, then Trane would recognize a gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Trane shareholders over (ii) Trane’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution were to fail to qualify as a tax-free reorganization and such failure was not the result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders, we would be responsible for all taxes imposed on Trane as a result thereof. In addition, each Trane shareholder who received our common stock in the distribution generally would be treated as having received a taxable distribution in an amount equal to the fair market value of our common stock received (including any fractional share sold on behalf of the shareholder), which would be taxable as a dividend to the extent of the shareholder’s ratable share of Trane’s current and accumulated earnings and profits (as increased to reflect any current income including any gain recognized by Trane on the taxable distribution). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the Trane shareholder’s tax basis in its Trane stock, with any remaining amount being taxed as capital gain.

We have agreed to certain restrictions to preserve the treatment of the distribution of our common stock as tax-free to Trane and its shareholders, which will reduce our strategic and operating flexibility.

In connection with the separation, we entered in to a Tax Sharing Agreement with Trane, which includes covenants that we shall not take actions that could cause the distribution to fail to qualify as a tax-free transaction, including, in certain cases, redeeming equity securities, selling or otherwise disposing of a substantial portion of our assets or acquiring businesses or assets with equity securities (or entering into negotiations or agreements with respect to such transactions), in each case, for a period of 24 months from the day after the distribution. We, however, may undertake any such action if we first obtain the consent of Trane or an opinion of counsel or a private letter ruling that such action will not adversely affect any conclusion in the private letter ruling or opinion of counsel issued in connection with the distribution. Moreover, the Tax Sharing Agreement generally provides that we will be responsible for any taxes imposed on Trane or us as a result of the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Code unless such failure is attributable to certain post-distribution actions taken by Trane (including its subsidiaries) or its shareholders.

We are responsible for certain of Trane’s contingent and other corporate liabilities.

Under the Indemnification and Cooperation Agreement, the Separation and Distribution Agreement and the Tax Sharing Agreement, we have assumed and are responsible for certain contingent liabilities related to Trane’s business (including certain associated costs and expenses, whether arising prior to, at or after the distribution) and we will indemnify Trane for these liabilities. Among the contingent liabilities against which we will indemnify Trane and certain of its subsidiaries and affiliates are liabilities associated with an investigation into alleged infringement of European Union competition regulations, certain non-U.S. tax liabilities and certain U.S. and non-U.S. environmental liabilities associated with certain Trane entities. Refer to Note 18, “Agreements Entered into During the Periods Presented,” within the financial statements and footnote disclosures for additional description of these agreements.

We will indemnify Trane and certain of its subsidiaries and affiliates against any fines associated with an investigation into alleged infringement of European Union competition regulations.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business have been charged by the European Commission for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. See “Item 3—Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

Risks Relating to Our Common Stock

Your percentage ownership in WABCO may be diluted in the future.

Your percentage ownership in WABCO may be diluted in the future because of equity awards that have already been granted and that we expect will be granted to our directors and officers in the future. Prior to the Separation and record date for the Distribution, Trane approved an Omnibus Incentive Plan, which provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights, phantom equity awards and other equity-based awards to our directors, officers and other employees. After the Separation and record date for the Distribution, WABCO has approved its own Omnibus Incentive Plan. In the future, we may issue additional equity securities, subject to limitations imposed by the Tax Sharing Agreement, in order to fund working capital needs, capital expenditures and product development, or to make acquisitions and other investments, which may dilute your ownership interest.

We cannot assure you that we will pay any dividends or repurchase shares.

While we currently expect to return value to our shareholders in the form of dividends, there can be no assurance that we will have sufficient surplus under Delaware law to pay any dividends. While we expect to return value to shareholders in the form of share repurchases, our ability to repurchase shares will be limited by available cash and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

Substantial sales of common stock may occur which could cause our stock price to decline.

Although we have no actual knowledge of any plan or intention on the part of any 5% or greater shareholder to sell our common stock following the Separation, it is possible that some of our shareholders, including possibly some of our large shareholders, will sell our common stock for reasons such as that our business profile or market capitalization as an independent company does not fit their investment objectives. Moreover, index funds tied to the Standard & Poor’s 500 Index, the Russell 1000 Index and other indices hold shares of our common stock. The sale of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.

Our shareholder rights plan and provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	a Board of Directors that is divided into three classes with staggered terms;

•	elimination of the right of our shareholders to act by written consent;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board to issue preferred stock without shareholder approval; and

•	limitations on the right of shareholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

On July 13, 2007, our Board adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board of Directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 14, 2008, we conducted our manufacturing activities at 12 plants in 9 countries.

Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Leeds, England	Vacuum pumps
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Mannheim, Germany	Foundation brakes
Gronau, Germany	Compressors and hydraulics
Meppel, Netherlands	Actuators
Wroclaw, Poland	Vehicle control systems
Qingdao, China	Braking systems
Jinan, China	Braking systems
Pyungtaek, Korea	Braking systems
Charleston, United States	Compressors

We own all of the plants described above, except for Claye-Souilly, France; Jinan, China and Charleston, U.S.; which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2007, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Piscataway, New Jersey, are leased.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matters described below, we are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position.

The European Commission Investigation

In November 2004, certain of American Standard’s European subsidiaries were contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent certain of American Standard’s European subsidiaries a written request for information. On March 28, 2007, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business received an administrative complaint entitled a Statement of Objections from the European Commission alleging infringements of European Union competition rules by numerous bathroom fixture and fittings companies. Certain of these European subsidiaries have been transferred to WABCO as part of a legal reorganization that occurred in 2007. American Standard and certain of its subsidiaries and, following the legal reorganization, certain of our subsidiaries may be jointly and severally liable for any fines that result from the investigation. However, pursuant to the Indemnification and Cooperation Agreement, discussed above, WABCO Europe BVBA, (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. On December 17, 2007, Trane announced that it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll-Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll-Rand (“Merger Sub”), providing for the acquisition of Trane by Ingersoll-Rand, a publicly traded company on the New York Stock Exchange. Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trane, with Trane continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll-Rand. This merger will not have any impact on the Indemnification and Cooperation Agreement.

American Standard and its charged European subsidiaries have responded to the Statement of Objections on July 31, 2007. WABCO Europe BVBA has attended a hearing with the European Commission to present evidence regarding the response to the Statement of Objections in November 2007.

Following the hearing, the European Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision, or it could adopt a decision imposing a fine. A fine would be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide the guarantee. See Note 13-Warranties, Guarantees, Commitments and Contingencies in the notes to the consolidated financial statements for further detail.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 14, 2008 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	48	Chief Executive Officer and Director
Jean-Christophe Figueroa	44	Vice President, Vehicle Dynamics and Controls
Ulrich Michel	45	Senior Vice President and Chief Financial Officer
Kevin Tarrant	50	Senior Vice President, Human Resources
Nikhil M. Varty	42	Vice President, Compression & Braking
Todd Weinblatt	38	Vice President and Controller
Dr. Christian Wiehen	52	Vice President, Product Development

Each officer of the Company is appointed by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her appointment or such officer’s earlier resignation or removal.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

Jacques Esculier has served as our Chief Executive Officer and director since July, 2007. Prior to July, 2007, Mr. Esculier served as Vice President of Trane and President of its Vehicle Control Systems business, a position he had held since January 2004. Prior to holding that position, Mr. Esculier served in the capacity of Business Leader for the Trane Commercial Systems’ Europe, Middle East, Africa, India & Asia Region from 2002 through January 2004. Prior to joining Trane in 2002, Mr. Esculier spent more than six years in leadership positions at AlliedSignal/Honeywell. He was Vice President and General Manager of Environmental Control and Power Systems Enterprise based in Los Angeles, and Vice President of Aftermarket Services—Asia Pacific based in Singapore.

Jean-Christophe Figueroa has served as our Vice President, Vehicle Dynamics and Controls since July 2007. Prior to July 2007, Mr. Figueroa served in a similar capacity within Trane’s Vehicle Control Systems business. Mr. Figueroa joined Trane in 2005 from tier-1 automotive supplier Valeo where he had been Group Vice President, Purchasing, based in Paris, France. Mr. Figueroa spent 13 years in senior management business and purchasing positions for Valeo, including leadership of the Automotive Climate Control business in both Mexico and subsequently Western Europe. Prior to joining Valeo, Mr. Figueroa spent seven years with Pierburg, Mexico, in various leadership positions in logistics, purchasing and program management.

Ulrich Michel has served as our Senior Vice President and Chief Financial Officer since July 2007. Prior to July 2007, Mr. Michel served as Chief Financial Officer of Trane’s Vehicle Control Systems business, a position he had held since April 2005. Prior to holding that position, Mr. Michel served in the capacity of Chief Financial Officer for the Trane Commercial Systems’ EMAIR (Europe, Middle East, Africa & India Region) from 2003 through April 2005. Prior to joining Trane in 2003, Mr. Michel spent more than six years in financial leadership positions at AlliedSignal/Honeywell with areas of focus including mergers and acquisitions, the Specialty Chemicals business, and the Control Products business in Europe. Before joining AlliedSignal/Honeywell, Mr. Michel spent eight years at Price Waterhouse.

Kevin Tarrant has served as our Senior Vice President, Human Resources since July 2007. Prior to July 2007, Mr. Tarrant served for two years as Vice President, Global Organization Effectiveness for Arrow Electronics in Melville, New York. Prior to that, Mr. Tarrant was Senior Vice President of Human Resources for First Data Resources in Denver, Colorado from 2003 to 2005 after having served as Vice President of Human Resources for First Data’s Western Union International business headquartered in Paris, France from 2002 to 2003. Before joining First Data, Mr. Tarrant spent 10 years at the headquarters and business-unit level working for various Dun & Bradstreet Corporation businesses and six years at the Monsanto Company’s chemical controls businesses.

Nikhil M. Varty has served as our Vice President, Compression and Braking since July 2007. Prior to July 2007, Mr. Varty served as Vice President, Compression and Braking of Trane’s Vehicle Control Systems business, a position he has held since January 2005. Prior to holding that position, Mr. Varty served in the capacity of Chief

Financial Officer of Trane’s Vehicle Control Systems business. Prior to joining Trane in June 2001, Mr. Varty had more than 10 years of national and international senior level finance roles with Great Lakes Chemical Corp., AlliedSignal/Honeywell and Coopers & Lybrand.

Todd Weinblatt has served as our Vice President and Controller since July 2007. Prior to July 2007, Mr. Weinblatt served as Assistant Controller of Trane, a position he had held since 2004. Before joining Trane, Mr. Weinblatt served as Director—Accounting Policy and External Reporting at The Dun & Bradstreet Corporation. His prior experience includes six years at Lucent Technologies Inc., where he was a Senior Manager of Accounting Policy and Mergers/Acquisitions/Divestitures. He began his career with Coopers & Lybrand, where he spent five years as an auditor.

Dr. Christian Wiehen has served as our Vice President, Product Development since July 2007. Prior to July 2007, Dr. Wiehen served as Vice President Product Development of Trane’s Vehicle Control Systems business, a position he had held since January 2005. Dr. Wiehen had been with Trane’s Vehicle Control Systems business for 19 years. He has held various leadership positions of increasing responsibility in Engineering, Product Development, Product Marketing and Manufacturing in Germany and in Brussels, Belgium. Prior to joining Trane in 1988, Dr. Wiehen had been a Lecturer in Engineering at the University of Hannover, Germany.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on NYSE under the symbol “WBC.” The common stock was first traded “regular way” on the NYSE on August 1, 2007, concurrent with the completion of Trane’s distribution of our common stock.

Our Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share, and 4,000,000 shares of preferred stock, par value $.01 per share, all of which have been designated by our Board of Directors as a series of Junior Participating Cumulative Preferred Stock. We also have a rights agreement. Pursuant to the rights agreement, when triggered in certain takeover situations, one preferred stock purchase right will be issued for each outstanding share of our common stock.

As of March 3, 2008, there were 735 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. We believe that there are approximately 46,122 beneficial owners of our common stock as of January 16, 2008.

We declared dividends of $9.6 million in 2007 on our common stock. On January 31, 2008, the Board of Directors declared a first quarter 2008 dividend of $0.07 per share.

Our common stock began trading on August 1, 2007. Set forth below are the high and low sales prices for shares of our common stock for the third and fourth quarters of 2007.

2007	High	Low	Dividends Declared
Third quarter	$50.00	$41.00	$0.07
Fourth quarter	$51.71	$45.88	$0.07

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved expenditures under a program to purchase shares of our common stock in the open market. On July 27, 2007, our Board of Directors approved $500 million to purchase shares of our common stock in the open market. As of December 31, 2007, the unexpended authorization on the current program totaled $377.2 million. We plan to expend a portion of the remaining authorized but unexpended amount for share repurchases in 2008. A summary of the repurchase activity for 2007 follows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of our stock repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-July 31	—		$—	—	$—
August 1-August 31	—		$—	—	$—
September 1-September 30	784,700		$45.40	784,700	$464,371,666

Total third quarter	784,700		$45.40	784,700

October 1-October 31	485,100		$49.65	485,100	$440,286,915
November 1-November 30	723,600		$48.48	723,600	$405,204,083
December 1-December 31	579,300		$48.39	579,300	$377,170,896

Total fourth quarter	1,788,000		$48.77	1,788,000

Total through December 31	2,572,700	(b)	$47.74	2,572,700	$377,170,896	(a)

(a)	The authorization by the Board of Directors on July 27, 2007, approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance of $377,170,896 under that authorization as of December 31, 2007, will continue to be used to repurchase shares during 2008 and 2009.

(b)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder’s return on our common stock from August 1, 2007 through December 31, 2007, with the Standard & Poor’s 500 Index and the Standard & Poor’s Auto Parts & Equipment Index. The table and graph use data supplied by the Compustat Services unit of Standard & Poor’s Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.

Total Shareholder Returns

	7/31/07	8/31/07	9/30/07	10/31/07	11/30/07	12/31/07
WABCO Holdings, Inc.	100	94,44	97,55	106,04	98,13	104,67
S&P 500 Index	100	101,50	105,29	106,97	102,50	101,79
S&P 500 Auto Parts & Equipment Index	100	99,96	104,70	116,27	102,71	96,19

I TEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Sales	$2,415.9	$2,015.2	$1,831.0	$1,723.8	$1,358.2
Cost of sales	1,764.2	1,463.5	1,312.5	1,252.4	972.3

Gross profit	651.7	551.7	518.5	471.4	385.9
Expenses and other expense/(income):
Selling and administrative expenses	299.8	255.0	233.5	212.7	176.3
Product Engineering expenses	84.2	72.2	73.5	66.2	63.5
Equity in net income of unconsolidated join ventures	(9.1)	(23.3)	(24.5)	(20.2)	(19.4)
Other expense	35.6	10.8	5.4	0.1	17.4
Net interest expense / (income)- related party	1.5	6.2	(6.0)	(5.4)	(3.8)
Net interest expense	3.0	5.1	3.9	3.4	3.0

	415.0	326.0	285.8	256.8	237.0

Income before income taxes	236.7	225.7	232.7	214.6	148.9
Income taxes (a)	111.3	87.9	87.4	23.2	36.6

Net income	$125.4	$137.8	$145.3	$191.4	$112.3

Per share:
Basic	$1.85	—	—	—	—
Diluted	$1.81	—	—	—	—
Average number of outstanding common shares:
Basic	67,887,919	—	—	—	—
Diluted	69,270,661	—	—	—	—
Pro forma net income per common share:
Basic	—	$2.03	$2.14	$2.82	$1.65
Diluted	—	$1.98	$2.08	$2.75	$1.61
Pro forma number of outstanding common shares (b):
Basic	—	67,867,159	67,867,159	67,867,159	67,867,159
Diluted	—	69,696,428	69,696,428	69,696,428	69,696,428
Balance Sheet Data (at end of period):
Total assets	$1,794.2	$1,276.9	$1,095.4	$1,182.2	$1,017.1
Total debt	$126.2	$75.2	$44.4	$54.7	$50.7
Total Shareholders’ equity / Owner’s Net Investment	$607.6	$315.2	$310.8	$313.3	$256.2
Cash dividends per common share	$0.14	$—	$—	$—	$—

(a) The income tax provision for 2007 includes a $50.7 million charge related to the separation of the WABCO business from Trane and a charge of $10.2 million related to the net reduction in deferred tax assets pursuant to rate changes in Germany, UK and China, partially offset by a $7.5 million benefit related to the settlement of a foreign tax audit during the second quarter, and benefits associated with foreign tax planning for 2007 following WABCO’s separation from Trane. The combined effects of the tax benefits and charge, with other ongoing tax planning activities resulted in an effective income tax rate of 47.0%.

The income tax provision for 2006 included a $9.6 million charge related to adjustments of accruals for tax contingencies. This charge was partially offset by a $2.8 million benefit related to the reductions of tax contingencies and a $4.9 million benefit representing a true up of the foreign tax earnings under Section 965 of the America Jobs

Creation Act of 2004. The combined effects of the tax benefits and charge, with ongoing tax planning activities resulted in an effective income tax rate 38.9%.

The income tax provision for 2005 included benefits of $18.3 million from the resolution of tax audits and $4.5 million related to the impact of certain tax planning initiatives on prior tax years. Partially offsetting these benefits was a charge of $16 million associated with remitting foreign tax earnings under Section 965 of the American Jobs Creation Act of 2004. The combined effect of the net tax benefits that occurred in 2005, together with other ongoing tax planning activities, resulted in an effective income tax rate of 37.6% for the year.

Income taxes in 2004 included a $5.5 million benefit for the resolution of tax audits, a $7.1 million benefit relating to a reduction in withholding tax liabilities due to a decision not to distribute the earnings of certain foreign subsidiaries, and a $24.3 million benefit relating to changes in tax legislation. The combined effect of these tax benefits resulted in an effective tax rate of 10.8% in 2004.

(b) The pro forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of Trane common shares outstanding and including the effect of dilutive Trane common stock equivalents as of June 30, 2007. This method was applied to all periods prior to July 31, 2007.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2007, 2006 and 2005 and should be read in conjunction with our consolidated financial statements and related Notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “—Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Description of the Company and Its Products

WABCO is a leading provider of electric and electromechanical products for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission control and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disk brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition we sell replacement parts, diagnostic tools training and other services to commercial vehicle aftermarket distributors, repair shops and fleet operators.

Separation of WABCO from Trane

The spin off by Trane of its Vehicle Controls Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to the holders of record of Trane’s common stock on July 19, 2007 (the “Distribution”). The Distribution was effected through a separation and distribution agreement which sets forth WABCO’s agreements with Trane regarding principal transactions necessary to separate WABCO from Trane. This agreement also sets forth the other agreements that govern certain aspects of WABCO’s relationship with

Trane after the completion of the Separation from Trane and provides for the allocation of certain assets to be transferred, liabilities to be assumed and contracts to be assigned to WABCO and Trane as part of the Separation. Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares outstanding of Trane common stock to each stockholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders of Trane and WABCO.

A significant portion of the expenses to effect the Separation were incurred by Trane, such as investment banking fees, external legal and accounting fees, legal reorganization and restructuring tax costs, and costs to separate information systems. WABCO incurred the following separation costs: indemnification and other tax related costs, stock compensation expense relating to the Distribution, costs associated with early bond redemption, external legal and consulting fees, and other items such as relocation expenses associated with hiring senior management positions new to the Company.

Basis of Presentation

WABCO has historically operated as the Vehicle Control Systems business of Trane. The financial statements included herein have been derived from the financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment, prior to the July 31, 2007 spin-off from Trane, in addition to WABCO’s actual results for the period subsequent to July 31, 2007. Historically, stand-alone financial statements have not been prepared for WABCO. We believe the assumptions underlying the allocations included in the financial statements are reasonable.

Executive Overview of Management’s Discussion and Analysis

We analyze the performance of our business using the following general framework and describe the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

Sales—We analyze sales activity based on the impact of pricing, volume and mix of our products. The management of pricing conditions and the execution of a strategy to improve sales mix to more profitable products and customers are important to us in order to grow sales and profitability.

Productivity—We identify the impact of key productivity programs in the areas of materials procurement, labor and other productivity programs. The successful execution of productivity programs is important to offset the impacts of price decreases, commodity inflation and other cost escalations.

Commodities—We use commodities such as aluminum, copper, zinc and steel in our manufacturing process. The cost of these commodities can have a significant impact on our financial performance.

Investments—We analyze the costs for the development of new products, investments in sales and marketing programs and other infrastructure investments in support of productivity improvements. Investments in new products and sales are important to sustaining organic growth.

Please see the following paragraphs “Results of Operations for 2007 compared with 2006” and “Results of Operations 2006 compared with 2005” for an analysis of our results of operations excluding the effects of foreign exchange translation.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus production, especially in Europe. Europe is our largest geographic market and sales to truck and bus OEMs represent our largest customer group. The table below shows the relationship between our European sales to truck and bus OEMs, which, account for approximately 79% of our global sales to truck and bus OEMs and Western European truck and bus (T&B) production, for the last five years. Sales data is shown at a constant Euro to U.S. dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful.

Year to Year Change	2003	2004	2005	2006	2007	Average Change
Sales to European T&B OEMs (at Constant FX rate)	+9%	+23%	+6%	+10%	+12%	+12%
Western European T&B Production	+5%	+19%	+5%	+5%	+10%	+9%

In general, our sales track directionally with truck and bus builds. However, individual year to year sales changes are also influenced by other factors such as timing of orders and deliveries to T&B OEM customers, application content, new product introduction, price and introduction of new customer platforms. The level of truck build activity is influenced by general economic conditions, including interest rate levels and inflation. On average for the last five years, our European sales have performed 3 percentage points above the change in Western European truck and bus builds.

In regions outside Europe, there is less correlation between our sales and regional truck and bus builds. This is because of our smaller presence (which magnifies changes in content on individual truck platforms) as well as less stringent safety regulations. As other regions adopt additional safety regulations in the future, similar to or approaching Europe’s, we expect the resulting increase in content will bring higher correlation between our regional sales and changes in regional truck and bus production.

Our aftermarket sales account for approximately 21% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (on a constant exchange to the U.S. dollar rate) have grown by 8% annually for the last five years as shown in the table below. Our 2007 aftermarket sales were negatively impacted by certain supply chain constraints which improved by the fourth quarter of 2007.

Year to Year Change	2003	2004	2005	2006	2007	Average Change
Aftermarket Sales (at Constant FX rate)	+1%	+7%	+13%	+10%	+7%	+8%

Distribution of WABCO’s Sales by Major End-Markets, Product Types and Geography

	2007	2006	2005
Major End-Markets
OE Manufacturers:
Truck & Bus products	60%	60%	61%
Trailer products	14%	14%	13%
Car products	5%	4%	5%
Aftermarket	21%	22%	21%

	100%	100%	100%
Geography:
Europe	76%	74%	73%
Americas	12%	15%	16%
Asia and rest of world	12%	11%	11%

	100%	100%	100%

Our largest customer is Daimler, which accounts for 14% of our sales. Other key customers include Arvin Meritor, Cummins, Fiat (Iveco), Ford, General Motors, Hino, Hyundai, ITE, MAN, Meritor WABCO (a joint venture), Nissan, Paccar (DAF, Kenworth, Leyland and Peterbuilt), SAF, Scania, Volvo (Mack and Renault) and ZF.

Results of Operations

The following discussion and analysis addresses year-over-year changes in the line items shown in the above paragraph “Executive Overview.” Approximately 93% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales, expenses and net income for 2007 compared with 2006 and 2006 compared with 2005, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with GAAP, but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, nor to be considered in isolation. Management believes that presenting these non-GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the company’s business.

Results of Operations for 2007 Compared with 2006

(amounts in millions)

	Year ended December 31,			Excluding Foreign Exchange Translation
	2007	2006	% change reported	2007 adjusted amount	% change adjusted
Sales	$2,415.9	$2,015.2	19.9%	$2,226.9	10.5%
Cost of sales	1,764.2	1,463.5	20.5%	1,629.4	11.3%

Gross profit	651.7	551.7	18.1%	597.5	8.3%
Operating expenses	384.0	327.2	17.4%	356.5	9.0%
Equity in net (income) of unconsolidated joint ventures	(9.1)	(23.3)	*	(8.7)	*
Other expense, net	35.6	10.8	*	25.9	*
Net interest expense—related party	1.5	6.2	*	1.5	*
Interest expense, net	3.0	5.1	*	2.7	*

Income before income taxes	236.7	225.7	4.9%	219.6	(2.7)%
Income taxes	111.3	87.9	26.6%	105.2	19.7%

Net income	$125.4	$137.8	(9.0)%	$114.4	(17.0)%

*	Percentage change not meaningful

Sales

Our sales for 2007 were $2.4 billion, an increase of 19.9% (10.5% excluding favorable foreign currency translation effects) from $2.0 billion in 2006. The increase was attributable primarily to increased truck and bus production in Europe, expanded content per vehicle including new applications, global expansion and growth in our aftermarket business. Sales in Europe, our largest market, increased approximately 23.9% (14.2% excluding favorable foreign currency translation effects), which based on our estimate, exceeded the growth in European truck production. Sales decreased in North America, which was less than the decrease in North American truck production. The decrease in the North American truck production was primarily influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective in 2007. In Asia and South America sales increased 24.5% and 33.2%, respectively (20.6% and 18.7% excluding favorable foreign currency translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 106.4% (96.7% without foreign currency translation impact).

Gross Profit

Gross profit increased by $100.0 million ($45.8 million excluding favorable foreign currency translation effects). Also, included in gross profit was approximately $10.1 million of foreign currency transaction losses related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured.

Gross profit benefited from volume and mix increases of approximately $64.0 million primarily attributable to the sales increase discussion above, productivity improvements of approximately $48.2 million, and a reduction of warranty expenses of $9.8 million. These improvements were partially offset by sales price decreases of approximately $54.0 million, labor and other cost escalation of approximately $10.0 million, higher spending on streamlining programs of approximately $1.4 million, and other net costs of $0.7 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses and product engineering expenses, increased by $56.8 million ($29.3 million excluding unfavorable foreign currency translation effects). The increase in operating expense was primarily driven by incremental investments in product engineering and new product development programs of approximately $10.6 million, labor cost inflation and escalation of approximately $8.5 million, increases in spending on streamlining programs of approximately $3.1 million and an increase of $2.4 million of expenses due to a change in certain pension obligations. In the second half of 2007, WABCO incurred separation costs of approximately $4.7 million.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $14.2 million to $9.1 million in 2007 as compared to $23.3 million in 2006. The decrease was partially due to WABCO’s joint venture in North America, driven by the production decline in the North American market. As described above, the North American commercial vehicle production decreased in 2007, influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in 2007. Additionally, the decrease was driven by WABCO’s Indian joint venture, SCL, which was mainly driven by difficult market conditions in the non-brakes divisions of the group, start-up costs associated with new business development, and a write-off of one of its investments.

WABCO and its Indian joint venture partner have agreed to separate the non-brakes division from the brakes division through a plan of demerger, which is conditioned on various Indian regulatory and court approvals. If these conditions are met, the brakes business of SCL will be transferred to a new subsidiary, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which are intended to be listed in India as are the shares of SCL currently. Subsequent to the demerger, it is intended that within a period of two years from such listing, WABCO’s Indian joint venture partner will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75-80%. Similarly, during this same period, it is intended that WABCO will transfer to its Indian joint venture partner its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which will then consist of the non-brakes division of the joint venture, is expected to decrease to zero.

Other expense, net

Other expense increased by $24.8 million to $35.6 million for the full year 2007 as compared to $10.8 million for the fully year 2006. The increase was primarily attributable to the following items: $13.6 million of charges resulting from the legal reorganization, in connection with the spin-off from Trane, in various countries in the second, third and fourth quarters of 2007, $6.0 million of early-redemption premiums on the $40.0 million outstanding bonds that were redeemed on April 30, 2007, and $0.8 million relating to costs associated with environmental liabilities transferred from Trane. Additionally, contributing to the increase was higher foreign exchange losses on non operating items and higher minority interest expense.

Net Interest/Expense—Including Related Party Interest Expense

Net interest expense (including related party interest expense) was $4.5 million for 2007 as compared with $11.3 million in 2006. The decrease in net interest expense is primarily driven by a $4.7 million decrease in related party net interest expense, which in 2007 only included a partial year of related party interest versus a full year in 2006. Additionally, WABCO’s capital structure at the time of separation was more favorable when compared to 2006.

Income Taxes

The income tax provision for 2007 was $111.3 million. The effective income tax rate was 47.0% of pre-tax income in 2007. The income tax provision for 2006 was $87.9 million, an effective tax rate of 38.9%. The effective income tax rate for 2007 increased primarily due to a provision of $50.7 million related to the separation of the WABCO business from Trane and a charge of $10.2 million related to the net reduction in deferred tax assets pursuant to tax rate changes in Germany, UK and China, partially offset by a $7.5 million benefit as a result of the settlement of a foreign tax audit during the second quarter, and benefits associated with foreign tax planning for 2007 following WABCO’s separation from Trane.

Backlog

Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1.2 billion at the end of the fourth quarter, up 44.2% (or 30.2% excluding favorable foreign currency translation effects) from the fourth quarter of 2006. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2006 Compared with 2005

(amounts in millions)

	Year ended December 31,		% change reported	Excluding Foreign Exchange Translation
	2006	2005		2006 adjusted amount	% change adjusted
Sales	$2,015.2	$1,831.0	10.1%	$1,991.5	8.8%
Cost of sales	1,463.5	1,312.5	11.5%	1,446.4	10.2%

Gross profit	551.7	518.5	6.4%	545.1	5.1%
Operating expenses	327.2	307.0	6.6%	323.9	5.5%
Equity in net (income) of unconsolidated joint ventures	(23.3)	(24.5)	*	(23.7)	*
Other expense	10.8	5.4	*	10.9	*
Net interest expense/(income)—related party	6.2	(6.0)	*	5.5	*
Interest expense	5.1	3.9	*	4.4	*

Income before income taxes	225.7	232.7	(3.0)%	224.1	(3.7)%
Income taxes	87.9	87.4	(0.6)%	86.9	(0.6)%

Net income	$137.8	$145.3	(5.2)%	$137.2	(5.6)%

*	Percentage change not meaningful.

Sales

Our sales for 2006 were $2.0 billion, an increase of 10.1% (8.8% excluding favorable foreign currency translation effects) from $1.8 billion in 2005. The increase in sales of $160.5 million, excluding favorable foreign currency translation impacts, was attributable primarily to increased truck and bus production of approximately $83.3 million, expanded content per vehicle, including new applications of approximately $78.1 million, and strong growth in our aftermarket business of approximately $39.1 million. This was partially offset by net price erosion of approximately 2% or $40 million. The price erosion was primarily driven by annual price reductions included in many of our OEM long-term sales contracts, primarily in Europe. Sales increased 3% in North America and 16% in Asia (15% excluding favorable foreign currency translation effects). Asia was helped by robust growth in China of 66% (61% without foreign currency translation impact). In South America, our sales increased 3%, but decreased 8% excluding favorable foreign currency translation effects. In all of our markets, except North America, our sales continued to outpace the growth in heavy vehicle manufacturing.

Gross Profit

Gross profit increased by $33.2 million ($26.6 million excluding favorable foreign currency translation effects) in 2006 as compared with 2005. Gross profit benefited from volume and mix increases of approximately $48 million primarily attributable to the items mentioned above in the discussion of sales, productivity improvements of approximately $67 million, benefits from previously announced operational consolidation programs of approximately $4 million and lower spending on operational consolidation programs of approximately $8 million. These improvements were partially offset by price decreases of approximately $40 million, commodity cost increases of approximately $17 million (mainly driven by increased aluminum prices and to a lesser extent zinc and copper prices), $8 million of foreign currency transaction losses related to the sale of products in countries outside of the country they are manufactured in, the absence of foreign exchange transaction gains recognized in 2005 for approximately $9 million, labor cost escalation of approximately $6 million, higher warranty cost of approximately $10 million and higher transportation costs of approximately $10 million (mainly driven by higher fuel prices and volume increase). Approximately $48 million of the productivity improvements were driven by direct material cost reductions with the remainder mainly driven by the transfer of production to lower cost countries and higher capacity utilization.

We incurred $8.2 million of operational consolidation expenses during 2006 of which $7.4 million is associated with severance relating to 2006 plans and $0.8 million pertaining to prior period plans. The majority of the 2006 plan expenses are associated with the consolidation of administrative functions. We expended $3.0 million of cash on operational consolidation expenses in 2006. We expect to realize annualized cost savings of approximately $5.0 million as a result of these plans. Operational consolidation expenses were $13.7 million in 2005.

Operating Expenses

Operating expenses increased by $20.2 million ($16.9 million excluding unfavorable foreign currency translation effects). The increase in operating expense was primarily driven by incremental investments in sales growth initiatives of approximately $5 million, labor and other cost inflation of approximately $10 million, $2.5 million of costs relating to the expensing of stock options in 2006 and higher operational consolidation expenses of approximately $2 million. This increase was partially offset by benefits from previously announced operational consolidation programs of approximately $3 million.

Equity in Net Income of Unconsolidated Joint Ventures and Other Expense

Equity in net income of unconsolidated joint ventures decreased $1.2 million to $23.3 million in 2006 as compared to $24.5 million in 2005. The decrease was driven by our Meritor WABCO joint venture in the U.S.

Other expense increased by $5.4 million to $10.8 million in 2006 as compared to $5.4 million in 2005. The increase was primarily attributable to increased costs relating to our participation in the securitization programs of $1.1 million, higher minority interest expense of $0.8 million and higher foreign exchange transaction losses of $0.9 million.

Net Interest Expense/(Income)—Including Related Party Interest Expense/(Income)

Including related party interest, total interest expense was $11.3 million in 2006 compared with $(2.1) million of total interest income in 2005. The increase in interest expense in 2006 as compared to 2005 was primarily driven by payments received by WABCO from Trane during 2006 to settle certain related party receivables, which reduced interest income by approximately $2.5 million in 2006, and WABCO did not charge any interest income on its loans receivable from Ideal Standard WABCO Trane Ind. Com. Ltda. in 2006, which reduced interest income by approximately $4.2 million. Additionally, in the fourth quarter of 2005, WABCO paid a related party dividend which it funded with related party debt, which increased interest expense by approximately $3.5 million in 2006.

See Note 16, Related Party Transactions, of Notes to Consolidated Financial Statements for a detailed summary of the intercompany loans and related interest rates.

Income Taxes

The income tax provision for 2006 was $87.9 million. The effective income tax rate was 38.9% of pre-tax income in 2006. The income tax provision for 2005 was $87.4 million, an effective tax rate of 37.6%. The income tax provision for 2005 included benefits of $18.3 million from the resolution of tax audits and $4.5 million related to the impact of certain tax planning initiatives on prior tax years. Partially offsetting these benefits was a charge of $16 million associated with remitting foreign earnings to the U.S. under Section 965 of the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Net cash used by operating activities was $0.3 million for 2007. This compared with net cash provided by operating activities of $175.4 million for 2006.

In accordance with the terms of Trane’s existing receivable financing facility, the spin-off of WABCO required its withdrawal from Trane’s asset securitization program. Additionally, as a result of the spin-off, WABCO is also no longer selling its receivables from Meritor WABCO to a subsidiary of Trane. The impact on the net cash of terminating these two arrangements amounted to $(216.1) million: a $(169.5) million impact from accounts receivable, $19.1 million from other current assets and $(65.7) million from other accrued liabilities.

In addition to the separation related items mentioned above, our change in working capital has increased in line with the evolution in sales.

In investing activities, we made capital expenditures of $77.7 million for 2007, including $40.9 million on plant and equipment, $28.9 million of investments in tooling, and $7.9 million in computer software. This compared with capital expenditures of $72.7 million in 2006, including $41.7 million on plant and equipment, $23.4 million of investments in tooling and $7.6 million in computer software.

The net cash provided by financing activities during 2007 amounted to $214.5 million while the financing activities for 2006 resulted in net cash used of $110.1 million.

In July 2007, we repaid $52.1 million of the outstanding credit facility which had been put into place by Trane in 2005 with JP Morgan. This repayment was primarily financed through additional cash obtained from Trane. In order to finance the share buy back program and to fund the operations of the China facilities, we drew $116.0 million from our $800.0 million five year credit facility which was entered into in May 2007, and $4.0 million from its $20 million credit facility in China.

Prior to July 31, 2007, we had additional changes in the balance due from and to Trane or its affiliates. As further detailed in Note 16, Related Party Transactions, in Notes to the Consolidated Financial Statements, this balance was mainly made up of the net receipts from changes in loans due to/from Trane and its affiliates of $288.6 million and dividends paid to Trane and its affiliates of $48.0 million. The 2007 net cash provided was mainly used to finance the termination of the securitization programs, the redemption of the $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013 and the redemption of the credit facility with JP Morgan of $52.1 million.

As of December 31, 2007, our total third party indebtedness was $126.2 million, of which $10.2 million was classified as short term debt, which was comprised mainly of an outstanding balance of $116 million on the $800 million 5-year credit facility and $4 million outstanding on the China credit facility which are both discussed in Note 12 – Debt. Also, subsidiaries in Spain and Japan had borrowings from banks totaling $6.2 million. These loans support local working capital requirements.

We paid quarterly dividends amounting to $4.8 million and $4.7 million in September 2007 and December 2007, respectively. These dividends were funded by drawdowns on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement.

Our Board of Directors has approved $500 million of expenditures under a program to purchase shares of our common stock in the open market. During 2007 we repurchased $122.8 million of shares and also received stock option proceeds for the year of $18.1 million.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements and the use of operating leases.

Credit Agreements

We entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. Our primary bank credit agreement was entered into on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility are being used to fund repurchases of our shares, to pay dividends and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described under the heading “Item 3—Legal Proceedings—The European Commission Investigation” above. Up to $100 million under this facility may be used for issuing letters of credit of which $99.2 million was unused as of December 31, 2007, and up to $75 million for same-day borrowings. The primary bank credit agreement contains terms and provisions customary for transactions of this type, including various covenants that limit, among other things, subsidiary indebtedness, liens, and certain fundamental business changes. The covenants also require us to meet certain financial ratios: ratio of net indebtedness to EBITDA, EBITDA to net interest expense, and a liquidity test described below. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as described in the Form10-K under the heading “Item 3—Legal Proceedings—The European Commission Investigation.” For additional information relating to the terms of the credit agreement we refer to the 8-K filed by Trane on June 5, 2007. The balance outstanding on this facility on December 31, 2007, is $116 million.

We have also entered into a Euro 50 million ($73.6 million at December 31, 2007 exchange rates), 364 day credit agreement dated November 28, 2007. As of December 31, 2007, there was no utilization under this agreement.

As of June 7, 2007, we entered into an additional credit facility in the amount of $20 million for our China operations. This facility is drawn upon in local currency and used for general corporate purposes. The balance outstanding on this facility on December 31, 2007 is $4.0 million. Under the facility in China, we pay an interest rate equal to 90% of the base lending rate for Renmimbi, published from time to time by the People’s Bank of China. This rate was 5.913% on December 31, 2007. The balance of this credit facility has been repaid in full as of February 29, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Following is a summary of contractual obligations as of December 31, 2007.

Aggregate Contractual Obligations

As of December 31, 2007

(in millions)

Payments due by period(1)
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	Beyond 2012
Debt obligations (principal plus interest)(2)	$157.0	$17.3	$13.2	$126.5	$—
Operating lease obligations(3)	35.7	11.9	14.6	7.1	2.1
Tax indemnifications(4)	34.6	34.6	—	—	—
Purchase obligations(5)	192.1	192.1	—	—	—
Unfunded pension and post-retirement benefits(6)	337.8	29.4	61.5	65.3	181.6

Total	$757.2	$285.3	$89.3	$198.9	$183.7

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.
(2)	Amounts shown for debt obligations include the associated interest calculated at the December 31, 2007 rates applicable to each type of debt.
(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2007. The present value of the $35.7 million total is equivalent to approximately $31.3 million, discounted at an assumed rate of 5.5%.
(4)	Amounts are estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from Trane.
(5)	In the normal course of business we expect to purchase approximately $1.6 billion in 2008 of materials and services, and estimate that on average no more than approximately $200 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.5 billion, $1.2 billion and $1.1 billion on materials and services in 2007, 2006 and 2005, respectively.
(6)	Amounts represent undiscounted projected benefit payments to WABCO’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2008. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2007 and include benefits attributable to estimated future employee service of current employees.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. We expect to make capital expenditures on plant and equipment, tooling and computer software in 2008 at higher levels in comparison to 2007.

Effect of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have evaluated the provisions of SFAS No. 157 to determine the potential impact, if any; the adoption will have on our financial statements and have determined that the impact is immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have evaluated the provisions of SFAS No. 159 to determine the potential impact, if any; the adoption will have on our financial statements and have determined that the impact is immaterial.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that doesn’t result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. We are currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any; the adoption will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. This standard can only be adopted with prospective application. We are currently evaluating the provisions of SFAS No. 141 (R) to determine the potential impact, if any, the adoption will have on our financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe that of our significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are stock-based compensation, post-retirement benefits, warranties, income taxes and commitments and contingencies.

Stock-Based Compensation—Trane, WABCO’s former parent company, adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The Company has reviewed each of these assumptions carefully and based on the analysis discussed in Note 5 of Notes to Financial Statements determined its best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of WABCO’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO’s stock. An increase in the volatility of WABCO’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Post-Retirement Benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $4.9 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $0.1 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 11 of Notes to the Consolidated Financial Statements.

Warranties—Estimated product warranty expenses are accrued in cost of good sold at the time the related sales are recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable.

To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. Such changes in estimates, including foreign exchange effects increased warranty expense by a net of $5.4 million in 2007 and $4.1 million in 2006. See Note 13 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

Income taxes—We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $108.6 million. We also estimate our effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly.

On January 1, 2007, WABCO adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination and ultimate settlement. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company accrued interest and penalties related to unrecognized tax benefits in income tax expense. The adoption of FIN 48 did not have a material impact on WABCO’s financial statements.

Commitments and Contingencies—We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. The liabilities recorded may change in the future, possibly by significant amounts, due to new developments in any of the matters.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. See “Item 2—Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

We expect that this investigation will result in the imposition of a fine, however we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission adopted new fining guidelines (the “2006 Guidelines”) which apply in all cases in which a Statement of Objections is issued after September 2006. The 2006 Guidelines confer on the Commission considerable discretion enabling it to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount,” evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. There have been a number of recent decisions in which the Commission has imposed fines under the 2006 Guidelines. However, none of these decisions has been published as yet and so it is not possible to ascertain how the Commission has applied the 2006 Guidelines to the specific circumstances of each case or to extrapolate how the Commission is likely to apply the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. American Standard and its charged European subsidiaries have presented defenses to the allegations in the Statement of Objections and WABCO Europe BVBA did so at an oral hearing with the European Commission, and it is not possible to judge the impact of these defenses on the final outcome.

In any event, Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. Based on American Standard’s reported worldwide revenue in 2007 and 2006, if the maximum fine were levied, the total liability would be approximately $1.1 billion subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. The 2007 American Standard reported worldwide revenue includes twelve months of sales for Trane, seven months of sales for WABCO, and ten months of sales for Bath and Kitchen. The effect, if any, of the spin-off of WABCO from American Standard and the sale of its Bath and Kitchen business, both of which occurred in 2007, on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, we believe that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine, for the following reasons. The Company’s capital structure at the time of its separation from American Standard included only a minimal amount of debt. As a result, WABCO expects to have sufficient funds available under its existing $800 million five year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our $800 million 5-year revolving credit facility and a capital structure in line with its business needs.

Further, the $800 million 5 year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. Additionally, the Company has entered into a Euro 50 million ($73.6 million at December 31, 2007 exchange rates), 364 day credit agreement dated November 28, 2007. As of December 31, 2007, there was no utilization under this agreement. We also believe bank credit facilities could be arranged for terms ranging from 364 days to 5 years, depending on business needs. We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay even the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

In conjunction with the Tax Sharing Agreement, as further discussed in Note 15, Tax and Indemnification Liabilities Transferred from Trane to WABCO, in Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnifications to Trane of $19.7 million related to the WABCO business and $35.8 million related to Trane’s Bath & Kitchen business. The unrecognized tax benefits of $95.6 million discussed above within “income taxes”, include $20.5 million of unrecognized tax benefits related to Trane’s Bath & Kitchen business for which WABCO has obligations directly to tax authorities.

Cyclical and Seasonal Nature of Business

The industry we operate in is cyclical. Over 70% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and is impacted by macro economic factors and legislation. Global manufacturing outputs have consistently been growing since 2001, but the industry is expecting major markets to peak in 2008. Our most important market is Western Europe. Historically, the Western European market has had less volatility than other markets. In 2008, the Western European market is expected to increase approximately 9%-15% as compared to 2007. Demand in our North American market is estimated to see moderate recovery, largely in the latter part of the year, in comparison to the significant market decrease seen in 2007. In 2007, approximately 7% of our total sales came from the North American market. The continued adoption of new technologies by truck and bus manufacturers helps to mitigate the impact of declines in truck and bus production. The vehicle controls industry is not subject to seasonal impacts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations through subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea and Japan as well as the US. In addition, we conduct business in some countries through affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. Fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. The largest of these exposures to currency exchange rates is between the Euro and U.S. Dollar. We believe our primary exposures to changes in currency exchange rates are associated with the following:

•

Translation—We face foreign currency exposure that arises from translating the results of our operations to the U.S. dollar at exchange rates that have fluctuated throughout the year. A hypothetical 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $12.5 million reduction in the 2007 reported net income.

•

Sourcing and manufacturing strategy—A significant and growing portion of our products are sourced and manufactured in currencies different than the currency in which they are sold resulting in increased exposure to foreign exchange risks. Based on our 2007 transaction flow, a 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $7.1 million increase in the 2007 reported net income.

•

Transaction gains and losses—Certain of our monetary assets and liabilities are denominated in currencies other than the functional currency of the respective entity. Based on December 31, 2007 balances, a 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $1.1 million increase in the 2007 reported net income.

The aggregate impact of a hypothetical 10% weakening of all other currencies in relation to the U.S. dollar relating to the abovementioned exposures would have resulted in an approximate $4.3 million decrease in the 2007 reported net income.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated balance sheet of WABCO Holdings Inc. as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007.

Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL

Represented by:

/s/    Daniel J. Van Cutsem, Partner

Brussels, Belgium

March 12, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated balance sheet of WABCO Holdings Inc., as of December 31, 2006, and the related consolidated statements of income, owners’ net investment and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of WABCO Holdings Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock-based compensation on January 1, 2006, and defined benefit pension and other post-retirement plan obligations on December 31, 2006.

/s/ ERNST & YOUNG LLP

New York, New York

February 22, 2007

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2007	2006	2005
Sales	$2,415.9	$2,015.2	$1,831.0
Cost of sales	1,764.2	1,463.5	1,312.5

Gross profit	651.7	551.7	518.5
Costs and expenses:
Selling and administrative expenses	299.8	255.0	233.5
Product engineering expenses	84.2	72.2	73.5
Equity (income) of unconsolidated joint ventures	(9.1)	(23.3)	(24.5)
Other expense, net	35.6	10.8	5.4
Interest expense/(income), net—related party	1.5	6.2	(6.0)
Interest expense, net	3.0	5.1	3.9

	415.0	326.0	285.8
Income before income taxes	236.7	225.7	232.7
Income taxes	111.3	87.9	87.4

Net income	$125.4	$137.8	$145.3

Net income per common share:
Basic	$1.85	—	—
Diluted	$1.81	—	—
Pro-forma net income per common share:
Basic	—	$2.03	$2.14
Diluted	—	$1.98	$2.08
Cash dividends per share of common stock	$0.14	—	—
Common shares outstanding:
Basic	67,887,919	—	—
Diluted	69,270,661	—	—
Pro-forma common shares outstanding:
Basic	—	67,867,159	67,867,159
Diluted	—	69,696,428	69,696,428

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in millions, except share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$183.2	$34.8
Accounts receivable, less allowance for doubtful accounts—$6.4 in 2007; $6.5 in 2006	464.6	186.5
Inventories	177.4	138.0
Future income tax benefits	8.0	14.5
Retained interest in securitization program	—	17.4
Other current assets	54.2	35.6

Total current assets	887.4	426.8
Facilities, less accumulated depreciation	336.2	299.7
Goodwill	376.8	343.8
Capitalized software costs, net of accumulated amortization—$129.1 in 2007; $71.5 in 2006	35.1	37.4
Long-term future income tax benefits	40.7	42.0
Investment in unconsolidated joint ventures	83.0	84.9
Other assets	35.0	42.3

TOTAL ASSETS	$1,794.2	$1,276.9

LIABILITIES AND SHAREHOLDERS’ EQUITY/OWNER’S NET INVESTMENT
Current liabilities:
Loans payable to banks	$10.2	$17.9
Accounts payable	193.5	147.3
Accrued payroll	100.1	74.2
Current portion of warranties	49.7	35.1
Taxes on income	12.8	65.5
Cash collected on behalf of banks—securitization	—	68.7
Indemnification liabilities	26.4	—
Other accrued liabilities	91.6	67.6

Total current liabilities	484.3	476.3
Long-term debt	116.0	57.3
Post-retirement benefits	334.1	366.4
Warranties	4.3	5.4
Deferred tax liabilities	25.6	18.5
Minority interest	13.5	11.4
Long-term indemnification liabilities	55.6	—
Long-term income tax liabilities	95.6	0.8
Other	57.6	25.6

Total liabilities	1,186.6	961.7
Commitments and contingencies:
Owner’s net investment	—	306.0
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,100,909 in 2007; none in 2006; and shares outstanding: 66,528,209 in 2007; none in 2006	0.7	—
Capital Surplus	548.3	—
Treasury stock, at cost: 2,572,700 shares in 2007; no shares in 2006	(122.8)	—
Retained earnings	76.4	—
Accumulated other comprehensive income:
Foreign currency translation effects	128.6	82.4
Unrealized losses on benefit plans, net of tax	(23.6)	(73.2)

Total shareholders’ equity	607.6
Total owners’ net investment		315.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,794.2
TOTAL LIABILITIES AND OWNER’S NET INVESTMENT		$1,276.9

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005
Operating activities:
Net income	$125.4	$137.8	$145.3
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	63.6	49.2	40.2
Amortization of capitalized software and other intangibles	28.7	32.6	36.3
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.1)	(4.7)	(9.8)
Non-cash stock compensation	4.4	2.7	0.3
Deferred income taxes	18.9	(15.7)	(9.5)
Loss on sale of property, plant and equipment	2.9	1.6	—
Changes in assets and liabilities:
Accounts receivable	(233.9)	(38.2)	7.9
Inventories	(21.3)	(9.7)	(8.2)
Accounts payable	27.0	5.0	(0.6)
Other accrued liabilities and taxes	(29.7)	56.3	13.5
Post-retirement benefits	(3.3)	(31.4)	0.2
Other current and long-term assets	1.5	(21.8)	(24.2)
Other long-term liabilities	15.6	11.7	3.6

Net cash (used) / provided by operating activities	(0.3)	175.4	195.0

Investing activities:
Purchases of property, plant and equipment	(69.8)	(65.2)	(61.9)
Investments in computer software	(7.9)	(7.5)	(8.3)
Proceeds from disposal of property, plant and equipment	1.9	—	0.7

Net cash used in investing activities	(75.8)	(72.7)	(69.5)

Financing activities:
Borrowings of long-term debt	258.4	64.8	—
Repayments of long-term debt	(202.0)	(52.7)	(0.3)
Net (repayments) / borrowings of short-term debt	(8.6)	10.3	(3.5)
Purchases of treasury stock	(122.8)	—	—
Dividend payments	(9.6)	—	—
Proceeds from exercise of stock options	18.1	—	—
Net change in balance due from/to Trane or Trane affiliated entities	281.0	(132.5)	(107.3)

Net cash provided/(used) by financing activities	214.5	(110.1)	(111.1)
Effect of exchange rate changes on cash and cash equivalents	10.0	2.3	(1.4)

Net increase/(decrease) in cash and cash equivalents	148.4	(5.1)	13.0
Cash and cash equivalents at beginning of period	34.8	39.9	26.9

Cash and cash equivalents at end of period	$183.2	$34.8	$39.9

Cash paid during the year for:
Interest	$4.7	$5.0	$3.3
Taxes	$65.7	$48.9	$50.3
Non Cash Items for the year:
Pension reserves transferred from Trane Inc.	$8.1	$—	$—
VAT receivables transferred from Trane Inc.	$6.8	$—	$—
Tax reserves and separation taxes transferred from Trane Inc.	$97.1	$—	$—

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY/OWNER’S NET INVESTMENT AND COMPREHENSIVE INCOME

						Accumulated Other Comprehensive Income
(Amounts in millions)	Owner’s Investment	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation Effects	Minimum Pension Liability Adjustment	Unrealized Losses on Benefit Plans, net of tax	Comprehensive Income
Balance at December 31, 2004	$259.7	$—	$—	$—	$—	$96.8	$(43.2)	$—
Net income	145.3	—	—	—	—	—	—	—	$145.3
Foreign currency translation	—	—	—	—	—	(32.9)	4.6	—	(28.3)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	(12.5)	—	(12.5)

Total comprehensive income									$104.5

Non-cash stock compensation	0.3	—	—	—	—	—	—	—
Net transfers to Trane and affiliates	(107.3)	—	—	—	—	—	—	—

Balance at December 31, 2005	298.0	—	—	—	—	63.9	(51.1)	—

Net income	137.8	—	—	—	—	—	—	—	$137.8
Foreign currency translation	—	—	—	—	—	18.5	(5.3)	—	13.2
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	23.0	—	23.0
Unrealized losses on pension, adoption of FAS 158, net of tax	—	—	—	—	—	—	33.4	(73.2)	(39.8)

Total comprehensive income									$134.2

Non-cash stock compensation	2.7	—	—	—	—	—	—	—
Net transfers to Trane and affiliates	(132.5)	—	—	—	—	—	—	—

Balance at December 31, 2006	$306.0	—	—	—	$—	$82.4	$—	$(73.2)

Net income prior to separation	39.4	—	—	—	—	—	—	—	$39.4
Net income post separation	—	—	—	—	86.0	—	—	—	86.0
Foreign currency translation	—	—	—	—	—	46.2	—	(4.0)	42.2
Unrealized gains on pension, net of tax	—	—	—	—	—	—	—	53.6	53.6

Total comprehensive income									$221.2

Net transfers from Trane and affiliates	180.4	—	—	—	—	—	—	—
Common stock issued upon separation	—	0.7	—	—	—	—	—	—
Transfer upon separation	(525.8)	—	525.8	—	—	—	—	—
Treasury stock purchased	—	—	—	(122.8)	—	—	—	—
Stock options exercised	—	—	18.1	—	—	—	—	—
Stock-based compensation	—	—	4.4	—	—	—	—	—
Dividends paid	—	—	—	—	(9.6)	—	—	—

Balance at December 31, 2007	$—	0.7	548.3	(122.8)	$76.4	$128.6	$—	$(23.6)

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Company and Basis of Presentation

WABCO Holdings Inc. (“WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are braking systems (“ABS” and “EBS”), automated manual transmission controls and air suspension controls for heavy and medium-sized trucks, buses and trailers. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

On February 1, 2007, Trane Inc., formerly known as American Standard Companies Inc., (“Trane”) announced that its Board of Directors completed a strategic review of Trane and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (the “Separation”). Trane implemented the Separation on July 31, 2007, through a tax-free stock dividend of all of WABCO’s common stock to Trane shareowners, who received one share of WABCO common stock for every three shares of Trane common stock owned on the record date of July 19, 2007 (the “Distribution”). The Separation has provided WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation has not triggered “change-in-control” accelerated benefits for any officers or employees of WABCO.

Prior to July 31, 2007, the historical financial statements have been derived from the financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane’s net investment in the Vehicle Control Systems segment through July 31, 2007. Historically, stand-alone financial statements were not prepared for the Vehicle Control Systems segment. The accompanying financial statements include allocations of costs that were incurred by Trane for functions such as corporate human resources, finance and legal through July 31, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $12.9 million, $21.8 million and $18.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations is total WABCO revenue as a percentage of the total consolidated revenue of Trane. Management believes the assumptions underlying the allocations included in the financial statements are reasonable.

Because prior to July 31, 2007, a direct ownership relationship did not exist among all of the various units and entities comprising WABCO, Trane’s net investment in WABCO is shown in lieu of shareholders’ equity in the financial statements through July 31, 2007.

The historical financial statements through July 31, 2007, include the accounts of certain majority-owned subsidiaries of Trane and intercompany transactions are eliminated. Subsequent to the Separation, all majority owned subsidiaries of WABCO are included in the financial statements and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet.

Historically, WABCO’s operations have been substantially funded through Trane’s primary bank credit agreement through either intercompany loans or intercompany advances. The historical accompanying consolidated financial statements through July 31, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

Although the historical financial statements, for periods prior to the Separation, may not necessarily reflect WABCO’s results of operations, financial position and cash flows subsequent to the Separation, management believes the differences between the amounts presented and what its results of operations, financial position and cash flows would have been had WABCO been a standalone company during the periods presented would not be material.

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the financial statements are related to stock-based compensation, post-retirement benefits, warranties, income taxes, sales returns, allowance for doubtful accounts and commitments and contingencies. Allocation methods are described in the notes to these financial statements where appropriate.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity/owner’s net investment. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statement of income, except for intercompany transactions of a long-term investment nature.

Revenue Recognition—In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, sales of products are recorded (i) upon shipment if title passes to the customer upon shipment, or upon delivery if title passes to the customer upon delivery, (ii) when persuasive evidence of an arrangement exists with the customer, (iii) when the sales price is fixed and determinable, and (iv) when the collectability of the sales price is reasonably assured. Amounts billed to customers for shipping and handling costs are included in sales.

In accordance with EITF 01-9, Accounting for Consideration Given By a Vendor to a Customer, WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered.

In most countries where WABCO operates, sales are subject to VAT taxes. The revenues are presented net of VAT in the income statement.

Shipping and Handling Costs—Shipping, handling, receiving, inspecting, warehousing, internal transfer, procurement and other costs of distribution are included in cost of sales in the consolidated statements of income.

Cash Equivalents—Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Allowance for Doubtful Accounts—In determining the allowance for doubtful accounts WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Inventories—Inventory costs are determined by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value. The LIFO method is used as it provides a better matching of the costs to the sales.

Facilities—Property, plant and equipment balances are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction, of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. WABCO assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred.

Depreciation—Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings, 3 years for tooling and 5 to 15 years for machinery and equipment.

Computer Software Costs—In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. WABCO amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use. WABCO recorded $14.0 million, $13.9 million and $14.4 million in 2007, 2006 and 2005, respectively to the income statement.

Goodwill—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill.

Debt Issuance Costs—The costs related to the issuance of debt are capitalized and amortized over the life of the related debt.

Warranties—Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation for a period of two years, generally. Estimated product warranty expenses are accrued in cost of good sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. See Note 13 for a summary of warranties.

Post-retirement Benefits—All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions and related guidance. Post-retirement pension benefits are provided for substantially all employees of WABCO, both in the U.S. and abroad through plans specific to each of WABCO’s legal entities. In addition, in the U.S. and Brazil certain employees receive post-retirement health care and life insurance benefits. The costs of the benefits provided through plans of WABCO are also included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 11. Plans are primarily concentrated in the United Kingdom, Austria, Germany, Brazil and Switzerland. In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status.

FAS 158 also requires an entity to measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur. This provision is not required to be adopted by the Company until the year ended December 31, 2008. Since the Company currently has a measurement date of December 31st for substantially all plans, this provision will not have a material impact in the year of adoption.

Fair Value of Financial Instruments—Financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At December 31, 2007 and 2006, the carrying amounts of these instruments approximated their fair values.

Research, Development and Engineering Expenses—Research and development costs are expensed as incurred. WABCO expended approximately $84.2 million in 2007, $72.2 million in 2006 and $73.5 million in 2005 for research activities, product development and for product engineering.

Income Taxes—In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are determined on the asset and liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested. Prior to July 31, 2007, WABCO has been included in Trane’s consolidated federal and state income tax returns. The provision for income taxes for those periods has been computed as if WABCO filed its own consolidated income tax returns separate and apart from Trane.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement

Earnings Per Share—For all periods prior to July 31, 2007, and issuance of the common stock of WABCO, the pro-forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of Trane common stock outstanding and including the effect of dilutive Trane common stock equivalents as of June 30, 2007.

Subsequent to July 31, 2007, basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 1,382,742 weighted average incremental shares for the year ended December 31, 2007. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of Restricted Stock Units (“RSU’s”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The year ended December 31, 2007, excluded 111,887 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the year ended December 31, 2007.

Comprehensive Income—Comprehensive income consists of net income, foreign currency translation adjustments and pension liability adjustments, unrecognized gains or losses on post-retirement benefit plans and is presented in the Consolidated Statement of Shareholders’ Equity/Owner’s Net Investment and Comprehensive Income.

Stock-Based Compensation—The accompanying consolidated financial statements reflect the provisions of Statement of Financial Accounting Standard No. 123-Revised (“FAS 123R”), Share Based Payments adopted on January 1, 2006, using the modified prospective approach. FAS 123R requires WABCO to measure and recognize in its statement of income the expense associated with all share-based payment awards made to employees and directors, including stock options, restricted stock units, and discounts on employee stock purchases associated with Trane’s Employee Stock Purchase Plan (“ESPP”), based on either estimated fair values or actual fair values in the case of restricted stock and restricted stock unit grants. Under the modified prospective approach, WABCO began to recognize as expense the cost of unvested awards outstanding as of January 1, 2006, as well as the cost of awards granted after January 1, 2006. Prior to January 1, 2006, the accompanying consolidated financial statements reflect the accounting for share-based payments under Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation (“FAS 123”), which allowed for measurement of stock-based compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). APB 25 compensation cost was not recognized for substantially all options granted because the exercise price of options granted was equal to the market value of Trane’s stock on the grant date and the ESPP plan was deemed noncompensatory.

Prior to Separation, certain WABCO employees participated in the stock-based compensation plans of Trane. Under these plans, certain WABCO employees had received grants of stock options. In addition, all eligible WABCO employees were provided with the opportunity to participate in Trane’s employee stock purchase plan (“ESPP”). Stock options granted to WABCO employees under Trane’s plans had generally vested ratably over three years on the anniversary date of the awards and were exercisable generally over a period of ten years. Trane’s ESPP provided those employees that had enrolled with the ability to purchase shares of Trane’s stock at the end of each calendar quarter, through payroll deductions at a discount of 15% from the market price of Trane’s stock as quoted on the New York Stock Exchange on the last day of each calendar quarter.

All options granted prior to 2007 were adjusted upon the Distribution into two separate options, one relating to the Company’s common stock and one relating to Trane Inc. common stock. This adjustment was made such that immediately following the distribution (i) the number of shares relating to the Company option were equal to the number of shares of Company common stock that the option holder would have received in the Distribution had Trane Inc. options represented outstanding shares of Trane common stock, and (ii) the per share option exercise price of the original Trane Inc. stock option was proportionally allocated between the two types of stock options based upon the relative per share trading prices of the Company and Trane immediately following the distribution. Thus, upon the Distribution, WABCO options are being held by both WABCO and Trane employees and Trane options continued to be held by WABCO employees. Options granted to WABCO employees in 2007 were equitably adjusted upon distribution so as to relate solely to shares of the Company’s common stock. These adjustments preserved the economic value of the awards immediately prior to the distribution. All Company options issued as part of this adjustment and the Trane Inc. options will continue to be subject to their current vesting schedules. Further, for purposes of vesting and the post-termination exercise periods applicable to such stock options, the Trane Inc. Management Development and Compensation Committee determined that continued employment with the Company will be viewed as continued employment with the issuer of the options.

WABCO uses the Black-Scholes option pricing model to value the stock options. Total stock-based compensation cost recognized during the year ending December 31, 2007 and 2006, of $4.4 million and $2.4 million, respectively, has been included in the Consolidated Statements of Income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane Inc. common stock options, WABCO common stock options and Restricted Stock Units only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arise as a result of the Distribution and are not reflected in compensation expense recognized by the Company. Consequently, these stock options do not result in any tax benefits to the Company at any time. The WABCO options held by non-employees or directors are considered in the Company’s diluted EPS calculation.

The following table illustrates the effect on net income if the accompanying consolidated financial statements for 2005 reflected the fair value recognition provisions of FAS 123R, for stock-based employee compensation (amounts in millions).

Net income, as reported	$145.3
Deduct: Total stock-based compensation expense, net of tax, determined under fair value method for all stock option awards and discounts under ESPP	1.3

Net income including the impact of stock compensation expense	$144.0

The fair value of the Trane stock options granted in 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.30%; volatility of 26%; an expected average life of 5 years; and a dividend yield of 1.40%.

NOTE 3. Effect of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the provisions of SFAS No. 157 to determine the potential impact the adoption will have on the Company’s financial statements and have determined that the impact is immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the provisions of SFAS No. 159 to determine the potential impact the adoption will have on the Company’s financial statements and have determined that the impact is immaterial.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that doesn’t result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. This standard can only be adopted with prospective application. The Company is currently evaluating the provisions of SFAS No. 141 (R) to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

NOTE 4. Streamlining Expenses

Following is a summary of the operational consolidation programs (consisting of termination payments and other employee costs) outstanding as of December 31, 2007 (amounts in millions):

2007 Operational Consolidation Programs
Charges during the year of 2007	$11.9
Payments during the year of 2007	(3.7)

Balance as of December 31, 2007	$8.2

2006 Operational Consolidation Programs
Balance as of December 31, 2006	$5.7
Charges during the year of 2007	0.9
Payments during the year of 2007	(3.3)

Balance as of December 31, 2007	$3.3

2005 and earlier Operational Consolidation Programs
Balance as of December 31, 2006	$4.9
Payments during the year of 2007	(2.5)

Balance as of December 31, 2007	$2.4

Total Balance as of December 31, 2007	$13.9

During 2007, WABCO incurred charges totaling $12.8 million related to operational consolidation activities, of which $3.7 million is included in cost of sales and $9.1 million is included in selling and administrative expenses. These charges included $0.9 million related to 2006 plans, primarily related to severance and early retirement plans. These actions included the elimination of 90 jobs. WABCO expects that approximately $2.7 million will be paid in 2008 on the remaining balance of $8.2 million related to 2007 programs.

During 2007 WABCO expended $3.3 million of cash on 2006 programs. WABCO expects that approximately $1.2 million will be paid in 2008 on the remaining balance of $3.3 million related to 2006 programs.

During 2007 WABCO expended $1.2 million of cash on 2005 programs and $1.3 million on earlier year programs. WABCO expects that approximately $1.4 million will be paid in 2008 on the remaining balance of $2.4 million related to 2005 and earlier programs.

During 2006, WABCO incurred charges totaling $8.2 million related to operational consolidation expenses of which $1.3 million was included in cost of sales and $6.9 million was included in selling and administrative expenses. These charges included $7.4 million related to 2006 plans and $0.8 million related to prior period plans, primarily related to severance. These actions included the elimination of 59 jobs.

During 2005, WABCO incurred $13.7 million of operational consolidation expenses of which $6.8 million related to 2005 plans and $6.9 million related to 2004 carryover actions and included the elimination of 191 jobs. Of this charge, $9.1 million was included in cost of sales and $4.6 million was included in selling and administrative expenses. The 2005 charges related to plans associated with job elimination programs designed to streamline processes. The charges associated with 2004 carryover actions pertain to the continued execution of a plan to transfer production of certain products from a manufacturing facility in Leeds, UK to a facility in Poland.

NOTE 5. Capital Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share and 4,000,000 shares of preferred stock, par value $.01 per share. As a result of the Distribution, on August 1, 2007, there were 68,131,836 shares of WABCO common stock outstanding.

On September 20, 2007, a dividend of $0.07 per share of common stock was paid to shareholders of record as of September 4, 2007, totaling $4.8 million. On December 20, 2007, a dividend of $0.07 per share of common stock was paid to shareholders of record as of December 3, 2007, totaling $4.7 million. On January 31, 2008, the Board of Directors approved the payment of a dividend of $0.07 per share of common stock to be paid on March 20, 2008, to shareholders of record on March 3, 2008.

The Company purchased 2,572,700 shares in 2007 for $122.8 million. As of December 31, 2007, the unexpended authorization under the Company’s share repurchase programs was $377.2 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. The Company plans to continue to purchase shares at prevailing market prices in the open market. Timing will vary depending on market conditions and other factors.

The WABCO Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”), was formally adopted by our Board of Directors prior to the Distribution. The Omnibus Plan is intended to promote our long-term financial success and increase shareholder value by providing us with the flexibility to implement annual and long-term cash, equity and equity based incentives. The Omnibus Plan is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance. Under the Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock, restricted units, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the Omnibus Plan is 10,000,000. The total number of shares of our stock that may be used for new grants of incentive awards other than stock options and SARs is 1,000,000 shares. The total number of shares of our stock that may be subject to an award of stock options and SARs granted to any individual during any calendar year may not exceed 750,000. The total number of shares of restricted stock and restricted units that may be awarded to any individual during a calendar year may not exceed a total of 200,000 shares or units. At December 31, 2007, options to purchase a total of 4,771,126 shares, RSU’s and restricted units were outstanding and there were 4,268,122 shares remaining available for grant under the Omnibus Plan.

Trane historically issued its annual stock-based compensation grants to its employees during the first quarter of each year. During 2007 the annual grant was made by Trane and all options granted to WABCO employees were converted to WABCO options upon the Separation. During 2006 the annual grant was made by Trane and all options were converted by applying the distribution ratio as approved by the Board of Directors. These options, as well as any outstanding WABCO options held by Trane employees, as of July 31, 2007, have been reflected in the options outstanding balance on August 1, 2007.

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

The total number and type of awards granted primarily in connection with the annual grant and founder’s grant and the related weighted-average grant-date fair values were as follows:

	2007
	Shares underlying options			Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding August 1, 2007	625,490	4,767,975	5,393,465	$27.67
Options Granted	269,510	—	269,510	$48.55	$14.50
Options Exercised	(12,317)	(948,435)	(960,752)	$18.75
Options Forfeited	(8,391)	(15,466)	(23,857)	$40.42

Options Outstanding December 31, 2007	874,292	3,804,074	4,678,366	$30.65

Options Outstanding December 31, 2007, net of expected forfeitures	847,886	3,769,780	4,617,666	$30.49

Exercisable at end of period:
Year ended December 31, 2007	179,109	2,777,973	2,957,082	$23.77

RSU’s Granted	84,679			—	$48.64
RSU’s Forfeited	(227)			—

RSU’s Outstanding December 31, 2007	84,452

The options granted in 2007 vest in equal annual installments over a period of three years. The restricted stock units granted in 2007 vest ratably over a period of three years. The weighted average grant date fair value was calculated using the Black-Scholes option-pricing model.

The total aggregate intrinsic value of awards outstanding as of December 31, 2007 is $91.0 million. The total aggregate intrinsic value of options exercisable as of December 31, 2007 is $77.8 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2007, multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2007 is 6.5 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was $28.6 million and the total fair value of shares vested during the same period was $2.3 million. The 1,721,284 of nonvested options and RSU’s as of December 31, 2007 will result in the recognition of $11.1 million of compensation cost. This cost will be recognized over the weighted average period of 2.3 years. The weighted average remaining contractual life of the vested options as of December 31, 2007 is 5.2 years. The contractual life of all options is 10 years.

The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2007 and 2006.

Assumption	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.50%	4.52%
Expected volatility	26.0%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	0.57%	1.62%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO continued to use the same assumptions as Trane for volatility, expected holding period and forfeiture rate for the current year. In the period prior to Separation, Trane reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, Trane chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate in 2007 and Trane’s expected dividend rate in 2006.

For periods prior to the Separation, WABCO employees held stock options of Trane. As such, after the adoption of FAS 123R, WABCO recognized stock-based compensation on these options in 2006 and for all periods in 2007 prior to the date of Separation. A summary of stock option activity for Trane stock options held by WABCO employees and related information for the year ended December 31, 2006 is as follows:

	Stock Options
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants
Outstanding December 31, 2005	984,888	$23.82
Granted	312,650	$36.98	$9.82
Exercised	(171,965)	$22.90
Forfeited	(25,661)	$39.60

Outstanding December 31, 2006	1,099,912	$34.20

Exercisable at end of period:
Year ended December 31, 2006	510,883	$29.10

On December 17, 2007, Trane Inc announced that it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll-Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll-Rand (“Merger Sub”), providing for the acquisition of Trane Inc. by Ingersoll-Rand, a publicly traded company on the New York Stock Exchange. Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trane Inc., with Trane Inc. continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll-Rand. The merger is subject to customary closing conditions, including the approval of Trane Inc.’s shareholders and the receipt of certain required antitrust approvals and clearances. Trane Inc currently anticipates that the merger will be completed in the second calendar quarter of 2008. Certain WABCO employees continue to hold Trane options that are not fully vested, and which will continue to generate compensation expense through 2009. Once the merger noted above is consummated, those options will immediately vest and the Company will recognize the remaining unamortized compensation expense on those options. Certain Trane employees continue to hold WABCO options that are not fully vested. It has not yet been determined how those options will be treated at the date of merger.

Following is a summary of net shares outstanding and shares issued or reacquired during the year ending December 31, 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Issued, July 31, 2007	68,131,836	—	68,131,836
Shares issued upon exercise of stock options	960,752	—	960,752
Shares purchased for treasury	—	(2,572,700)	(2,572,700)
Other shares issued or (reacquired), net	8,321	—	8,321

Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2007, no shares have been reissued.

NOTE 6. Other Expense, Net

Other expense/(income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005
Separation related taxes including indemnification liabilities	$13.6	$—	$—
Early redemption on bonds premium	6.0	—	—
Losses on accounts receivable securitization program	3.2	5.7	4.6
Minority interest expense	3.0	2.5	1.8
Other, net	9.8	2.6	(1.0)

	$35.6	$10.8	$5.4

NOTE 7. Inventories

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Dollars in millions)	2007	2006
Finished products	$86.0	$67.9
Products in process	8.1	10.3
Raw materials	83.3	59.8

Inventories at cost	$177.4	$138.0

The current replacement cost approximated the LIFO carrying cost for 2007 and 2006.

NOTE 8. Facilities

The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2007	2006
Land	$16.1	$13.1
Buildings	147.3	130.8
Machinery and equipment	521.8	434.7
Improvements in progress	46.6	32.9

Gross facilities	731.8	611.5
Less: accumulated depreciation	395.6	311.8

Net facilities	$336.2	$299.7

Depreciation expense for owned assets and assets under capital leases for the years ended December 31, 2007, 2006 and 2005 was $63.6 million, $49.2 million, and $40.2 million, respectively.

NOTE 9. Accounts Receivable Securitization Agreements

WABCO terminated its participation in Trane’s European securitization program as of May 31, 2007. Additionally, effective April 30, 2007, WABCO terminated its arrangement to sell Trane the receivables generated on sales of products to its U.S. joint venture Meritor WABCO. The termination of the programs impacted the balance sheet as follows during the second quarter: an increase in accounts receivable of $169.5 million, a decrease in retained interest in securitization program of $19.1 million and a decrease in cash collected on behalf of banks-securitization of $65.7 million.

NOTE 10. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
(Amounts in millions)	2007	2006
Balance of goodwill, beginning of year	$343.8	$311.7
Foreign exchange translation	33.0	32.1

Balance of goodwill, end of year	$376.8	$343.8

NOTE 11. Retirement Benefits

WABCO employees participate in a number of benefit plans. The plans include a 401(k) savings plan (the “Savings Plan”) for the Company’s U.S. salaried and hourly employees, and a pension plan (the “Cash Balance Plan”) for certain U.S. salaried and hourly employees. The Savings Plan is an individual-account defined contribution plan. WABCO employees in certain countries, primarily Germany, the United Kingdom, France and Switzerland participate in defined benefit plans sponsored by local WABCO legal entities. In addition, WABCO employees in Brazil receive post-retirement health-care benefits.

Further, WABCO has assumed responsibility for certain retiree medical plans in the U.S. and a pension plan in Germany relating to former employees of Trane’s Bath & Kitchen division.

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee’s compensation during the last years of employment or negotiated benefit levels.

In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2007 and 2006, and a statement of the funded status as of December 31, 2007 and 2006:

	2007	2007	2006	2006
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$26.2	$503.9	$23.3	$463.1
Service cost	0.4	9.7	—	9.4
Interest cost	1.0	21.7	1.3	21.4
Participant contributions	0.2	0.4	1.5	0.4
Plan amendments	0.3	—	—	—
Actuarial (gain) / loss	—	(66.9)	4.3	(15.8)
Incremental separation liability	—	5.2	—	—
Benefit payments	(0.8)	(27.9)	(4.2)	(22.5)
Foreign exchange effects	—	43.0	—	47.9
Other	(2.4)	—	—	—

Obligation at end of year	$24.9	$489.1	$26.2	$503.9

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$149.4	$—	$126.3
Actual return on assets	—	4.0	—	9.7
Employer contributions	0.6	28.3	2.7	20.6
Participant contributions	0.2	0.4	1.5	0.4
Benefit payments	(0.8)	(27.9)	(4.2)	(22.5)
Foreign exchange effects	—	4.9	—	15.8
Other expenses	—	(0.9)	—	(0.9)

Fair value of plan assets at end of year	$—	$158.2	$—	$149.4

Funded Status at December 31:
Funded status	$(24.9)	$(330.8)	$(26.2)	$(354.5)
Unrecognized prior service cost	—	0.5	—	0.8
Unrecognized net actuarial loss	—	31.4	11.8	93.3

Net amount recognized	$(24.9)	$(298.9)	$(14.4)	$(260.4)

Amounts Recognized in the Balance Sheet:
Before Adoption of FAS 158:
Prepaid Benefit Cost	$—	$37.6	$—	$30.2
Accrued Benefit Liability	(24.9)	(335.5)	(14.4)	(338.9)
Intangible Asset	—	—	—	0.6
Accumulated Other Comprehensive Income	—	(1.0)	—	47.7

Net amount recognized	$(24.9)	$(298.9)	$(14.4)	$(260.4)

	2007	2007	2006	2006
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
After Adoption of FAS 158:
Noncurrent assets	$—	$9.9	$—	$7.1
Current liabilities	(2.4)	(19.2)	2.6	(14.3)
Noncurrent liabilities	(22.5)	(321.5)	(28.8)	(347.3)

Net amounts recognized in Balance Sheet:	$(24.9)	$(330.8)	$(26.2)	$(354.5)

Cumulative Amounts Recognized in Other Comprehensive Income consists of :
Prior Service Cost	$0.2	$0.5	$—	$0.8
Net actuarial loss	9.7	31.4	11.8	93.3

Total (before tax effects)	$9.9	$31.9	$11.8	$94.1

Adjustments to post-retirement benefits accrual recognized in OCI:
Due to adoption of FAS 158 (before tax effects)	—	—	11.8	46.4
Change in Other Comprehensive Income and intangible assets due to 2007 experience	(1.9)	(62.9)	—	(15.1)

Gross adjustments to post-retirement benefits accrual recognized in OCI (net of deferred tax of $20.3 in 2007 and $12.7 in 2006)	$(1.9)	$(62.9)	$11.8	$31.3

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2007	2006
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$452.0	$455.0
For pension plans with Accumulated Benefit Obligations in excess of plan assets:
Projected benefit obligation	$489.1	$503.9
Accumulated benefit obligation	$452.0	$455.0
Fair value of plan assets	$158.2	$149.4

Total post-retirement costs are shown below:

	Year ended December 31,
(Amounts in millions)	2007	2006	2005
Foreign pensions	$26.7	$24.4	$23.8
Health & Life insurance benefits (Americas)	2.2	1.8	1.8
Defined contribution plan cost, principally Savings Plan	0.2	0.2	0.3

Total post-retirement costs, including accretion expense	$29.1	$26.4	$25.9

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

(Amounts in millions)	2007 Pensions	2006 Pensions	2005 Pensions
Service cost-benefits earned during period	$9.7	$9.4	$8.8
Interest cost on projected benefit obligation	21.7	21.4	23.7
Less assumed return on plan assets	(8.9)	(10.8)	(11.5)
Amortization of prior service cost	0.3	—	(0.2)
Amortization of net loss	3.9	4.2	2.7

Defined benefit plan cost	26.7	24.2	23.5

Allocation from Trane for WABCO employees participating in the plans	—	0.2	0.3

Net defined benefit plan cost after curtailments for WABCO dedicated plans	$26.7	$24.4	$23.8

Other Post-Retirement Benefit Costs

(Amounts in millions)	2007 Health & Life Ins. Benefits	2006 Health & Life Ins. Benefits	2005 Health & Life Ins. Benefits
Interest cost on projected benefit obligation	1.6	1.3	1.3
Amortization of net loss	0.6	0.5	0.5

Defined benefit plan cost	$2.2	$1.8	$1.8

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2007 Health & Life Ins. benefits	2007 Foreign Pension Plans	2006 Health & Life Ins. Benefits	2006 Foreign Pension Plans
Discount rate	5.75%	5.71%	5.76%	4.56%
Salary growth	N/A	3.29%	4.63%	3.24%
Net Periodic Pension Cost for the year
Discount rate	5.75%	4.55%	5.75%	4.16%
Salary growth	N/A	3.22%	4.34%	3.25%
Expected return on plan assets	N/A	7.02%	N/A	7.01%

The discount rate assumption in this chart changed from 2006 to 2007, resulting in a significant change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial (gain)/loss line item.

The assumed rate of return is a long-term investment return that takes into account the types of assets held by the plan and expected returns for the asset class. Return expectations reflect forward-looking analysis as well as historical experience. WABCO’s asset management strategy focuses on maintaining a diversified portfolio using various asset classes to generate attractive returns while managing risk. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level.

Asset Allocation	2007	2006	2005	2007 Target	2006 Target
Equity securities	57%	57%	58%	23%	56%
Debt securities	39%	39%	37%	72%	40%
Other, including real estate	4%	4%	5%	5%	4%

The 2007 target asset allocation was in line with the 2006 target allocation until the last quarter of 2007, when the above targets were revised. The Company will move towards these revised asset allocations in 2008.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2007, including payment of benefits incurred by unfunded plans, totaled $29.0 million. Contributions in 2008 are expected to be in line with the contributions made during 2007.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2008	2009	2010	2011	2012	2013-2017
Domestic plans without subsidy	$2.5	$2.5	$2.4	$2.4	$2.3	$9.6
Medicare D subsidy reimbursements	$0.1	$0.1	$0.1	$0.1	$0.1	$0.3
Foreign plans	$26.8	$27.8	$28.7	$29.8	$30.8	$172.6

The weighted average annual assumed rate of increase in the health care cost trend rate is 9.0% for 2007 and is assumed to decrease to 8.5% in 2008 and gradually decline to 4.75% by 2018. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.4	$(1.3)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$0.1	$(0.1)

NOTE 12. Debt

Redemption of Debt

On April 30, 2007, WABCO redeemed $40.0 million principal amount of its 7.59% Guaranteed Senior Bonds prior to their maturity date of January 31, 2013. Prepayment of the bonds, undertaken to avoid default triggered by the Separation, resulted in an early redemption premium of $6.0 million, which was recorded in Other Expense in the Company’s Condensed Consolidated Statements of Income during the second quarter of 2007.

In July 2007, WABCO repaid $52.1 million outstanding debt with JP Morgan. This redemption was primarily financed through additional cash received from Trane.

Credit Facilities

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 13 under the heading “Contingencies”. The balance outstanding on this facility on December 31, 2007, is $116 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $99.2 million is unused as of December 31, 2007.

Under the five year facility, the Company pays a facility fee of 0.11% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.44% if borrowings are less than or equal to 50% of the total available balance, or 0.49% if borrowings are greater than 50% of the total available balance. The Company also pays 0.44% per annum plus issuance fees for letters of credit. The interest rate spreads above LIBOR (4.6% at December 31, 2007) are subject to adjustments should the Company’s leverage ratio change.

The five year facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a Liquidity Test. As of December 31, 2007, the Company was in compliance with all the covenants contained in the credit agreement.

The Company has also entered into a Euro 50 million ($73.6 million at December 31, 2007 exchange rates), 364 day credit agreement dated November 28, 2007. As of December 31, 2007, there was no utilization under this agreement.

As of June 7, 2007, WABCO entered into an additional credit facility in the amount of $20 million for our China operations. This facility is drawn upon in local currency and used for general corporate purposes. The balance outstanding on this facility on December 31, 2007 is $4.1 million. Under the facility in China, the Company pays an interest rate equal to 90% of the base lending rate for Renmimbi, published from time to time by the People’s Bank of China. This rate was 5.913% on December 31, 2007. The balance of this credit facility has subsequently been repaid in full.

Also, subsidiaries in Spain and Japan had borrowings from banks totaling $6.1 million. These loans support local working capital requirements.

NOTE 13. Warranties, Guarantees, Commitments and Contingencies

Warranties

Following is a summary of changes in the WABCO’s product warranty liability for the three years ended December 31, 2007:

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005
Balance of warranty costs accrued, beginning of year	$40.5	$33.9	$32.5
Warranty costs accrued	38.6	48.4	38.4
Warranty claims settled	(30.5)	(45.9)	(32.4)
Foreign exchange translation effects	5.4	4.1	(4.6)

Balance of warranty costs accrued, end of year	54.0	40.5	33.9
Current portion included in current liabilities	(49.7)	(35.1)	(26.8)

Long-term warranty liability	$4.3	$5.4	$7.1

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2007, are: $11.9 million in 2008; $8.9 million in 2009; $5.7 million in 2010; $3.8 million in 2011, $3.3 million in 2012; and $2.1 million thereafter, a total of $35.7 million. Net rental expense for all operating leases was $13.8 million, $11.9 million and $10.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Contingencies

We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. The liabilities recorded may change in the future, possibly by significant amounts, due to new developments in any of the matters.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. See “Item 2—Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

We expect that this investigation will result in the imposition of a fine, however we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission adopted new fining guidelines (the “2006 Guidelines”) which apply in all cases in which a Statement of Objections is issued after September 2006. The 2006 Guidelines confer on the Commission considerable discretion enabling it to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount,” evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. There have been a number of recent decisions in which the Commission has imposed fines under the 2006 Guidelines. However, none of these decisions has been published as yet and so it is not possible to ascertain how the Commission has applied the 2006 Guidelines to the specific circumstances of each case or to extrapolate how the Commission is likely to apply the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. American Standard and its charged European subsidiaries have presented defenses to the allegations in the Statement of Objections and WABCO Europe BVBA did so at an oral hearing with the European Commission, and it is not possible to judge the impact of these defenses on the final outcome.

In any event, Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. Based on American Standard’s reported worldwide revenue in 2007 and 2006, if the maximum fine were levied, the total liability would be approximately $1.1 billion subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. The 2007 American Standard reported worldwide revenue includes twelve months of sales for American Standard, seven months of sales for WABCO, and ten months of sales for Bath and Kitchen. The effect, if any, of the spin-off of WABCO from Trane and the sale of its Bath and Kitchen business, both of which occurred in 2007, on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, we believe that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine, for the following reasons. The Company’s capital structure at the time of its separation from American Standard included only a minimal amount of debt. As a result, WABCO expects to have sufficient funds available under its existing five-year revolving credit facility, from operating cash flows and from additional bank credit facilities it expects to be able to arrange, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our $800 million credit facility and a capital structure in line with its business needs.

Further, the $800 million revolving line of credit is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. Additionally, the Company has entered into a Euro 50 million ($73.6 million at December 31, 2007 exchange rates), 364 day credit agreement dated November 28, 2007. As of December 31, 2007, there was no utilization under this agreement. We also believe that additional bank credit facilities could be arranged for terms ranging from 364 days to 5 years, depending on business needs. We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay even the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

NOTE 14. Income Taxes

Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005
Income before income taxes:
Domestic	$16.1	$8.6	$6.3
Foreign	220.6	217.1	226.4

	$236.7	$225.7	$232.7

Provision / (benefit) for income taxes:
Current:
Domestic	$46.9	$—	$10.0
Foreign	45.5	103.6	86.9

	92.4	103.6	96.9

Deferred:
Domestic	0.1	(1.0)	2.7
Foreign	18.8	(14.7)	(12.2)

	18.9	(15.7)	(9.5)

Total provision	$111.3	$87.9	$87.4

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2007, 2006 and 2005 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2007	2006	2005
Tax provision at statutory rate	$82.9	$79.2	$81.5
Separation related taxes and contingencies	50.7	—	—
Foreign earnings taxed at other than 35%	(31.4)	4.6	(3.5)
Change in tax rates	10.2	—	—
Tax contingencies	9.4	7.7	8.7
Benefit of tax audit settlements	(7.5)	—	(18.3)
Repatriation of foreign earnings under Jobs Creation Act	—	(4.0)	16.0
Other, net	(3.0)	0.4	3.0

Total provision	$111.3	$87.9	$87.4

The income tax provision reflects certain foreign tax planning that benefits WABCO in 2007 and future years following the separation of WABCO from Trane. The tax benefit associated with this planning is reflected in the annual effective tax rate for 2007.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays in various countries in which the Company does business were $5.1 million and $0.07, in 2007, $3.5 million and $0.05, in 2006, and $2.9 million and $0.04 in 2005, respectively. The tax holidays expire at various dates through 2017.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2007	2006
Deferred tax liabilities:
Basis difference in minority interest	$24.0	$23.9
Employee benefits	15.5	26.3
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	12.9	15.0
Inventory (LIFO)	2.1	1.2
Intangibles	—	0.9
Other	5.4	9.2

	$59.9	$76.5
Deferred tax assets:
Foreign net operating losses and tax credits	$118.6	$10.3
Valuation allowances	(108.6)	(1.3)
Post-retirement and other employee benefits	41.9	58.3
Intangibles	21.4	30.0
Reserves	—	12.0
Inventory	1.7	3.7
Warranties	0.6	0.6
Other	7.4	0.9

	83.0	114.5

Net deferred tax assets	$23.1	$38.0

At December 31, 2007 the company has $332.0 million of net operating loss carryforwards (NOLs) available for utilization in future years. Approximately, $319.5 million of such NOLs have an unlimited life and the remainder is available for periods of five to fifteen years. As of December 31, 2007 the company has determined that it is more likely than not that the $319.5 million of unlimited life NOLs will not be realizable in the foreseeable future and, therefore, has provided a valuation allowance of $108.6 million representing the value of the associated deferred tax asset. These NOLs became available to WABCO upon separation from Trane. Accordingly, they were not included in the Company’s deferred tax assets at December 31, 2006. The tax authorities have challenged a significant portion of these NOLs on the basis that they should be reduced by dividends received. The Company disagrees with this assertion, intends to defend its position, and continues to believe that its interpretation of the law will more likely than not prevail. These NOLs carry a full valuation allowance.

We adopted the provisions of FIN 48 as of January 1, 2007. The total amount of unrecognized tax benefits as of date of adoption was $54.7 million. The Company did not have an adjustment to the unrecognized tax benefits as a result of the implementation of FIN 48. As a result of a foreign tax audit settlement in the quarter ended June 30, 2007, the Company realized tax benefits of $7.5 million of the $54.7 million accrual. At December 31, 2007, we had unrecognized tax benefits of $95.6 million, all of which, if recognized, would impact the effective tax rate, comprised of $75.1 million related to the WABCO business and $20.5 million related to WABCO obligations to tax authorities for Trane’s Bath & Kitchen business (see Note 15). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. As a result, the unrecognized tax benefits at December 31, 2007 are classified as long-term tax liabilities. Interest related to unrecognized tax benefits recorded was immaterial for the years ended December 31, 2007, 2006, and 2005. Total accrued interest at December 31, 2007 and January 1, 2007 was approximately $3.9 million and $6.5 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

(Amounts in millions)
Balance a January 1, 2007	$48.2
Reclassification to indemnification liabilities	(2.7)
Additions for tax positions related to 2007	53.4
Settlements	(12.1)
Foreign Exchange	4.9

Balance at December 31, 2007	$91.7

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2002. The Company does not anticipate a reduction of unrecognized tax benefits to occur within 12 months as a result of projected resolutions of worldwide tax disputes or applicable statute closings.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of all its foreign subsidiaries to be permanently reinvested and as such no additional U.S. tax cost has been provided. It is not practicable to estimate the tax liability that would arise if these earnings were remitted.

NOTE 15. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and tax indemnification liabilities. The accrual for these tax contingencies as of December 31, 2007 is described below.

The tax liabilities as of December 31, 2007 include $20.5 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. The $20.5 million is classified within long-term income tax liabilities on the balance sheet as of December 31, 2007.

The indemnification liabilities include $35.8 million related to non-US entities of Trane’s Bath & Kitchen business for which WABCO would indemnify Trane. The tax and indemnification liabilities relate to foreign entities of Trane’s Bath & Kitchen business and are applicable to tax years dating back to 2000 that are subject to examination by foreign tax authorities. In addition, the indemnification liabilities include $19.7 million related to the WABCO business for which WABCO would indemnify Trane. The indemnification liabilities of $35.8 million and $19.7 million are classified as long-term within Long-term indemnification liabilities on the balance sheet as of December 31, 2007.

The Tax Sharing Agreement also provides that WABCO is responsible for $34.6 million of estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from Trane. This obligation is comprised of income taxes of $4.3 million, non-income taxes of $3.9 million and an indemnification to Trane of $26.4 million. The $4.3 million, $3.9 million and $26.4 million are classified as short-term liabilities on the balance sheet as of December 31, 2007, within taxes on income, other accrued liabilities and indemnification liabilities, respectively.

NOTE 16. Related Party Transactions

Presented within the Company’s Consolidated Statement of Cash Flows for the years ended December 31, are Net Transfers to Trane and Affiliates which include the following types of transactions:

(Amounts in Millions)	2007	2006	2005
Net receipts from changes in loans due to/from Trane and affiliates	$288.6	$110.8	$9.6
Other net receipts, including Trane and affiliate locations	40.4	16.5	17.6
Dividends paid to Trane and affiliates	(48.0)	(259.8)	(134.5)

Net Cash Transfers from/(to) Trane and Affiliates	$281.0	$(132.5)	$(107.3)

Net receipts from changes in loans to/from Trane and affiliates—The amount of cash that was provided to the Company in order to fund working capital requirements as well as capital expenditures net of cash surplus provided from the Company to other Trane entities. The net amount due from Trane of $86.3 million and $197.0 million as of December 31, 2006 and 2005, respectively, were included in owners’ net investment. The net receipts from changes in loans due to/from Trane and affiliates was $288.6 million. As there was no settlement of outstanding net payable balances as of the date of Separation, the net resulting liability was recognized as additional contributed capital surplus. Net interest income / (expense) totaling $(1.5) million, $(6.2) million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in the accompanying combined consolidated Statement of Income. All interest rates are deemed to be at or near market rates except for the interest rates carrying zero percent interest rates. There were no loans outstanding as of December 31, 2007. A detailed summary of these related party loans, which may or may not be interest bearing, is provided below.

	2006			2005
Trane Entity (Amounts in Millions)	Balance at Dec. 31	Interest Rate	Avg. Monthly Balance	Balance at Dec. 31	Interest Rate	Avg. Monthly Balance
Loans Receivable
Ideal Standard Holding Italia S.r.l.	$9.1	4.1%	$10.1	$9.0	2.9%	$9.8
ASI International Inc.	—	2.9%	16.5	97.7	2.9%	101.0
WABCO Standard Trane BV	9.2	2.7%	5.8	139.2	2.0%	282.0
Ideal Standard Wabco Trane Ind. Com. Ltda	81.1	0.0%	79.6	67.9	6.0%	69.8
Trane (UK) Co	51.0	0.0%	47.9	45.3	0.0%	60.8
Trane do Brazil Ind e Com. Ltda.	—	—	—	1.9	0.0%	1.0

Total Loans Receivable	150.4		159.9	361.0		524.4

(Amounts in Millions)
Loans Payable
A.S.E. Finance BVBA	—	3.3%	90.6	108.9	3.3%	9.2
ASI International Inc	5.8	6.0%	5.7	5.8	6.0%	5.7
WABCO Standard Trane BV	6.7	3.5%	1.0	35.6	2.8%	273.8
Teling Air Condition System (Jiangsu) Co., Ltd.	20.5	2.8%	19.1	13.7	2.7%	9.4
Teling Air Conditioning Co, Ltd	4.2	3.0%	2.7	—	—	—
Trane Trane Japan, Ltd	2.9	0.9%	1.7	—	—	—
Trane Holding Italy BV	—	—	—	—	—	—
Trane do Brazil Ind e Com. Ltda.	24.0	0.0%	21.9	—	—	—

Total Loans Payable	64.1		142.7	164.0		298.1

Net Loans Receivable to/from Trane and Affiliates	$86.3		$17.2	$197.0		$226.3

Other net receipts, including Trane and affiliate locations—These amounts were included in owner’s net investment at December 31, 2006 and 2005. As these balances were not settled as part of the Separation, the resulting net liability was recognized as contributed capital surplus.

Dividends paid to Trane and Affiliates—Dividends paid from WABCO to other Trane entities.

Investments in Unconsolidated Joint Ventures

WABCO has three investments in affiliates that are accounted for by the equity method. The first of these investments is in Meritor WABCO. Meritor WABCO, in which WABCO has a 50% equity ownership, markets braking systems products and sells the majority of WABCO products in the United States. The second of these investments is in WABCO SA. WABCO SA, in which WABCO has a 49% equity ownership, is a distributor of breaking systems products and sells WABCO products primarily in South Africa. The third of these investments is in Sundaram—Clayton Ltd. Sundaram—Clayton Ltd., in which WABCO has a 39% equity ownership, is a diversified industrial group headquartered in Chennai, India. Its primary activities are a 56% ownership in TVS Motors, a leading Indian motorcycle manufacturer, the Sundaram-Clayton braking system businesses and an aluminum die casting business. As of December 31, 2007, WABCO has investments in Sundaram Clayton of $66.5 million, Meritor WABCO of $13.1 million, WABCO SA of $3.4 million. WABCO received dividends from the joint ventures of $11.2 million, $18.8 million and $14.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	WABCO Sales to			WABCO Purchases from
Joint Venture	2007	2006	2005	2007	2006	2005
Meritor WABCO	$121.8	$165.8	$169.1	$—	$0.1	$0.1
WABCO SA	$8.3	$5.6	$4.6	—	—	—
Sundaram Clayton	$4.8	$0.3	$0.2	$1.8	$0.9	$1.1

The following table summarizes the assets, liabilities, shareholders’ equity, and results of operations of WABCO’s investments in affiliates. Meritor WABCO and WABCO SA amounts have been derived from the individual financial statements (as of and for the period ending December 31, 2007) of each of these entities. Sundaram—Clayton Ltd. amounts have been derived from the audited consolidated financial statements as of and for the period ended March 31, 2007, as Sundaram—Clayton Ltd. only performs a full consolidation once a year at this time.

	Year Ended December 31,
	2007	2006
Assets:
Current	$491.7	$393.2
Noncurrent	451.5	337.0

Total assets	$943.2	$730.2

Liabilities and Shareholders’ Equity:
Current liabilities	$254.6	$224.9
Non current liabilities and shareholders’ equity	688.6	505.3

Total liabilities and shareholders’ equity	$943.2	$730.2

	Year Ended December 31,
	2007	2006	2005
Results of operations:
Net sales	$1,387	$1,170	$1,114
Cost of sales	$1,023	$844	$798
Income (loss) from continuing operations	$55	$82	$89
Net income	$38	$52	$56

NOTE 17. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 14%, 17% and 15% of our sales in 2007, 2006 and 2005, respectively. Volvo accounted for 11%, sales in 2007, 2006 and 2005. WABCO’s plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such.

Geographic Data

	Year Ended December 31
(Amounts in millions)	2007	2006	2005
Product Sales:
OEM	$1,908.7	$1,579.9	$1,441.4
Aftermarket	507.2	435.3	389.6
Sales—Geographic distribution (a):
United States	$171.7	$221.0	$215.5
Europe (countries below are included in this total)	1,840.0	1,485.5	1,337.9
Germany	768.0	638.7	591.1
France	144.8	121.4	117.3
Sweden	206.8	162.9	135.1
Other (countries below are included in this total)	404.2	308.7	277.6
Japan	73.2	71.4	80.2
Brazil	116.3	86.9	85.1

Total sales	$2,415.9	$2,015.2	$1,831.0

(a)	Sales to external customers are classified by country of destination.

	As of December 31
(Amounts in millions)	2007	2006	2005
Long-lived Assets
Geographic distribution:
United States	$13.2	$11.8	$13.1
Europe (countries below are included in this total)	692.9	626.3	575.9
Germany	391.2	355.3	329.5
Poland	98.0	78.8	67.7
Other	77.0	64.1	54.2

Total long-lived assets	$783.1	$702.2	$643.2

NOTE 18. Agreements Entered into During the Periods Presented

On July 16, 2007, WABCO entered into definitive agreements with Trane that, among other things, set forth the terms and conditions of the Separation of WABCO from Trane and provide a framework for the relationship between WABCO and Trane following the Separation. These agreements govern the relationship between WABCO and Trane subsequent to the completion of the Separation and provide for the allocation between WABCO and Trane of assets, liabilities and obligations attributable to periods prior to the Separation. In addition to the Separation and Distribution Agreement, which contains many of the key provisions related to the Separation of WABCO and the Distribution of WABCO’s common shares to Trane’s shareholders, the parties also entered into a Tax Sharing Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification and Cooperation Agreement. A summary of each of the agreements is as follows:

Separation and Distribution Agreement—sets forth WABCO’s agreements with Trane regarding principal transactions necessary to separate WABCO from Trane. This agreement also sets forth the other agreements that govern certain aspects of WABCO’s relationship with Trane after the completion of the Separation from Trane and provides for the allocation of certain assets to be transferred, liabilities to be assumed and contracts to be assigned to WABCO and Trane as part of the Separation.

Tax Sharing Agreement—governs the parties’ respective rights, responsibilities and obligations after the Distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the Distribution of all of the common shares of WABCO to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended.

Transition Services Agreement—governed the orderly transition of WABCO becoming an independent company. Under the Transition Services Agreement, WABCO and Trane had agreed to provide each other with various services, including services relating to human resources, payroll, treasury and risk management, environmental technology, tax compliance, telecommunications services and information technology services. The cost of each transition service was generally on the same payment terms and calculated using the same cost allocation methodologies for the particular service as those associated with the costs on WABCO’s historical financial statements. The majority of the services provided under the transition services agreement expired on February 1, 2008.

Employee Matters Agreement—allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. For further detail, please refer to Note 5 – Stock-Based Compensation.

Indemnification and Cooperation Agreement—Pursuant to this agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO), has agreed to be responsible for and to indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to the European Commission’s investigation, as outlined in a Statement of Objections received by Trane on March 28, 2007, into possible infringement of European Union competition regulations. For further detail, please refer to Note 13—Warranties, Guarantees, Commitments and Contingencies.

NOTE 19. Quarterly Data (Unaudited)

Year 2007

(Amounts in millions)	First	Second	Third	Fourth
Sales	$558.8	$582.3	$595.5	$679.2
Cost of sales	406.1	430.4	437.6	490.0
Gross profit	152.7	151.9	157.9	189.2
Income before income taxes	61.0	50.6	49.7	75.4
Income taxes	20.9	19.5	50.0	21.0

Net income	$40.1	$31.1	$(0.3)	$54.4

Net income per share
Basic	$0.59	$0.46	$(0.0)	$0.81
Diluted	$0.58	$0.45	$(0.0)	$0.79

Year 2006

(Amounts in millions)	First	Second	Third	Fourth
Sales	$479.9	$511.2	$504.6	$519.5
Cost of sales	341.3	380.4	364.5	377.3
Gross profit	138.6	130.8	140.1	142.2
Income before income taxes	61.3	54.8	53.9	55.7
Income taxes	20.7	20.5	15.8	30.9

Net income	$40.6	$34.3	$38.1	$24.8

Pro forma net income per share
Basic	$0.60	$0.51	$0.56	$0.37
Diluted	$0.58	$0.49	$0.55	$0.36

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

NOTE 20. Subsequent Events

As of March 7, 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility that will expire on March 6, 2009 with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder would bear interest initially at the Euro Interbank Offered Rate (“EURIBOR”) plus 0.55%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. Under this facility, WABCO pays a commitment fee of 0.1925% per annum until the earlier of the date the loan is drawn or the date the availability period for the facility expires (June 7, 2008 unless extended by the parties).

This facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require WABCO to meet certain financial tests: ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) and the ratio of Consolidated EBITDA to Consolidated Interest Expense. At the date of entering into this facility WABCO was in compliance with all the covenants contained in the credit agreement.

Also, as of March 7, 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility that will expire on March 6, 2009 with ABN AMRO. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays initially a facility fee of 0.11% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.49%. The interest rate spreads above LIBOR and the facility fee are subject to adjustments should the Company’s leverage ratio change.

This facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require WABCO to meet certain financial tests: ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a Liquidity Test. At the date of entering into this facility, the Company was in compliance with all the covenants contained in the credit agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s effectiveness of our internal control over financial reporting, as of December 31, 2007, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited WABCO Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WABCO Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WABCO Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of WABCO Holdings Inc. as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL

Represented by:

/s/    Daniel J. Van Cutsem,

Partner

Brussels, Belgium

March 12, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Proposal 1 – Election of Directors” and “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

The information required by Item 10 with respect to the executive officers of the Company has been included in Part I of this Form 10-K (as Item 4A) under the heading “Executive Officers of the Registrant” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the headings “Governance — Board Matters and Committee Membership” and “— Committees of the Board — Audit Committee” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Information regarding our Code of Conduct and Ethics set forth under the caption “Code of Conduct and Ethics” in Item 1 of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Report of the Management Development and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the headings “Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the heading “Common Stock Ownership of Officers, Directors and Significant Shareholders” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Equity Compensation Plans” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person

Transactions and Section 16 Reporting Compliance — Certain Relationships and Related Person Transactions,” and “Governance — Independence Standards for Board Service” and “— Availability of Corporate Governance Materials” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters — Audit Committee’s Pre-Approved Policies and Procedures” and “— Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial statements and financial statement schedules

The financial statement and financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules on the following page are incorporated herein by reference.

(b) The exhibits to this Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

		Page No.

1.	Financial Statements:

	Consolidated Balance Sheet at December 31, 2007 and 2006	41

	Consolidated Statement of Income for years ended December 31, 2007, 2006 and 2005	40

	Consolidated Statement of Cash Flows for years ended December 31, 2007, 2006 and 2005	42

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for years ended December 31, 2007, 2006 and 2005	43

	Notes to Financial Statements	44

	Report of Independent Registered Public Accounting Firm	39

2.	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	39

3.	Financial statement schedules, years ended December 31, 2007, 2006 and 2005	75

	II Valuation and Qualifying Accounts

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2007, 2006, and 2005

(Amounts in thousands)

Description	Balance Beginning of Period	Provision Addition, Net of Reductions to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2007:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,533	$(189)	$(602	)(A)	$699	$6,441
2006:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$5,484	$1,277	$(788	)(A)	$560	$6,533

2005:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$7,956	$1,531	$(3,007	)(A)	$(996)	$5,484

(A)	Accounts charged off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABCO HOLDINGS INC.

By:	/S/ JACQUES ESCULIER
Jacques Esculier Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JACQUES ESCULIER Jacques Esculier	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/S/ ULRICH MICHEL Ulrich Michel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/S/ TODD WEINBLATT Todd Weinblatt	Vice President and Controller (Principal Accounting Officer)	March 14, 2008

* James F. Hardymon	Chairman of the Board of Directors	March 14, 2008

* G. Peter D’Aloia	Director	March 14, 2008

* John F. Fiedler	Director	March 14, 2008

* Dr. Juergen Gromer	Director	March 14, 2008

* Kenneth J. Martin	Director	March 14, 2008

* Michael T. Smith	Director	March 14, 2008

* Donald J. Stebbins	Director	March 14, 2008

/S/ ULRICH MICHEL Ulrich Michel Attorney-in-fact

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.1	Rights Agreement, dated July 16, 2007, by and between WABCO Holdings Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2	Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.3	Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007 filed as Exhibit 4.1 hereto).

4.4	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.1	Tax Sharing Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.2	Transition Services Agreement, dated July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.3	Employee Matters Agreement, dated July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.4	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.5	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).

10.6	Form of Indemnification Agreement (previously filed as Exhibit 10.6 to the Company’s Form 10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference) (Entered into with all executive officers and all members of the Board of Directors, as reported in Form 8-Ks filed by the Company on August 2, 2007 and September 5, 2007).

10.7	Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.8	Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.9	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.10	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.11	WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.12	Employment Agreement by and between WABCO Expats Inc. and Jacques Esculier, dated as of July 27, 2007 (previously filed as Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.13	Amendment to Employment Contract of March 1, 2003 by and between Trane Europe BVBA and Ulrich Michel, dated July 27, 2007 (previously filed as Exhibit 10.13 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.14	Employment Agreement by and between WABCO Expats Inc. and Kevin Tarrant, dated as of July 1, 2007 (previously filed as Exhibit 10.14 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.15	Employment Agreement by and between World Standard Ltd. And Nikhil M. Varty, dated April 15, 2001 (previously filed as Exhibit 10.15 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.16	Addendum to Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated February 1, 2006 (previously filed as Exhibit 10.16 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.17	Employment Agreement by and between Trane Europe BVBA and Jean-Christophe Figueroa, dated January 21, 2005 (previously filed as Exhibit 10.17 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.18	Employment Agreement by and between Trane Europe BVBA and Dr. Christian Wiehen, dated December 6, 2002 (previously filed as Exhibit 10.18 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.19	Addendum to Employment Agreement by and between Trane Europe BVBA and Dr. Christian Wiehen, dated March 30, 2007 (previously filed as Exhibit 10.19 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.20	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.21	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).

10.22	Partnership Agreement, dated as of January 9, 1990, as amended by Amendment No. 1 thereto, dated as of May 29, 1990, and Amendment No. 2 thereto, dated as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, Inc. (successor in interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company’s Form 10 (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.23	Five-Year Credit Agreement, dated as of May 31, 2007, among WABCO Holdings Inc. and certain subsidiaries of WABCO Holdings Inc. and the financial institutions listed herein, JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Citibank, N.A., as Document Agents (previously filed as Exhibit 10.7 to the Company’s Form 10 (File No. 001-33332), filed on June 11, 2007 and herein incorporated by reference).

16.1	Letter from Ernst & Young LLP dated August 2, 2007 (previously filed as Exhibit 16.1 to the Company’s 8-K (File No. 001-33332), filed on August 2, 2007 and herein incorporated by reference).

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company’s Form 10 (File No. 001-33332), filed on July 5, 2007 and herein incorporated by reference).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL.

24.1	Form of Power of attorney (James F. Hardymon, G. Peter D’Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Michael T. Smith and Donald J. Stebbins).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.