Form 10-Q
period 2008-03-31
WABCO Holdings Inc.
filed 2008-05-08
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Chaussee de Wavre, 1789 1160 Brussels, Belgium
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

☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer   ☐             Accelerated Filer   ☐             Non-Accelerated Filer   ☒             Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at May 5, 2008	65,591,483 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2008	2007
Sales	$705.4	$558.8
Cost of sales	509.4	406.1

Gross profit	196.0	152.7
Costs and expenses:
Selling and administrative expenses	83.0	68.7
Product engineering expenses	24.3	21.3
Other operating expense, net	5.0	—

Operating income	83.7	62.7
Equity (income) of unconsolidated joint ventures	(0.6)	(4.8)
Other non-operating expense, net	2.6	4.1
Interest (income)/expense, net	(0.6)	2.4

Income before income taxes	82.3	61.0
Income taxes	21.0	20.9

Net income	$61.3	$40.1

Net income per common share
Basic	$0.92
Diluted	$0.91
Pro-forma net income per common share
Basic		$0.59
Diluted		$0.58
Cash dividends per share of common stock	$0.07	—
Common shares outstanding
Basic	66,456,232
Diluted	67,481,001
Pro-forma common shares outstanding
Basic		67,867,159
Diluted		69,696,428

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226.9	$183.2
Accounts receivable, less allowance for doubtful accounts—$7.0 in 2008; $6.4 in 2007	531.7	464.6
Inventories:
Finished products	94.3	86.0
Products in process	10.4	8.1
Raw materials	107.7	83.3
Future income tax benefits	7.9	8.0
Other current assets	57.6	54.2

Total current assets	1,036.5	887.4
Facilities, less accumulated depreciation	356.6	336.2
Goodwill	403.7	376.8
Capitalized software costs, less accumulated amortization—$133.4 in 2008; $129.1 in 2007	34.3	35.1
Long-term future income tax benefits	40.8	40.7
Investments in unconsolidated joint ventures	82.8	83.0
Other assets	36.6	35.0

TOTAL ASSETS	$1,991.3	$1,794.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$6.2	$10.2
Accounts payable	199.9	193.5
Accrued payroll	107.5	100.1
Current portion of warranties	56.9	49.7
Taxes on income	26.0	12.8
Indemnification liabilities	23.4	26.4
Other accrued liabilities	119.6	91.6

Total current liabilities	539.5	484.3
Long-term debt	146.0	116.0
Post-retirement benefits	355.2	334.1
Deferred tax liabilities	25.6	25.6
Minority interest	13.7	13.5
Long-term indemnification liabilities	54.5	55.6
Long-term income tax liabilities	103.1	95.6
Other liabilities	64.1	61.9

Total liabilities	1,301.7	1,186.6
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,272,131 in 2008; 69,100,909 in 2007; and shares outstanding: 65,965,231 in 2008; 66,528,209 in 2007	0.7	0.7
Capital surplus	555.4	548.3
Treasury stock, at cost: 3,306,900 shares in 2008; 2,572,700 shares in 2007	(154.7)	(122.8)
Retained earnings	133.0	76.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	178.4	128.6
Unrealized losses on benefit plans, net of tax	(23.2)	(23.6)

Total shareholders’ equity	689.6	607.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,991.3	$1,794.2

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2008	2007
Operating activities:
Net income	$61.3	$40.1
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	18.0	14.4
Amortization of capitalized software and other intangibles	7.1	7.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.3	(0.5)
Non-cash stock compensation	1.7	0.7
Loss on sale of facilities	0.1	0.4
Changes in assets and liabilities:
Accounts receivable	(38.0)	(35.7)
Inventories	(22.8)	(16.7)
Accounts payable	(6.2)	26.6
Other accrued liabilities and taxes	30.8	3.4
Post-retirement benefits	(0.9)	(2.4)
Other current and long-term assets	(2.8)	(19.2)
Other long-term liabilities	2.3	35.4

Net cash provided by operating activities	50.9	54.1

Investing activities:
Purchases of property, plant and equipment	(16.7)	(10.1)
Investments in capitalized software	(1.2)	(2.2)

Net cash used in investing activities	(17.9)	(12.3)

Financing activities:
Borrowings of long-term debt	30.0	114.5
Repayments of long-term debt	—	(108.6)
Net repayments of short-term debt	(4.8)	(5.5)
Purchases of treasury stock	(27.9)	—
Dividend payments	(4.7)	—
Proceeds from exercise of stock options	5.4	—
Net transfers to Trane or Trane affiliated entities	—	(45.7)

Net cash used by financing activities	(2.0)	(45.3)

Effect of exchange rate changes on cash and cash equivalents	12.7	0.3

Net increase / (decrease) in cash and cash equivalents	43.7	(3.2)
Cash and cash equivalents at beginning of period	183.2	34.8

Cash and cash equivalents at end of period	$226.9	$31.6

Cash paid during the period for:
Interest	$1.2	$2.3
Income taxes	$14.3	$5.6
Non Cash Items for the period:
Treasury stock repurchase accrual	$4.0	$—

See Notes to Consolidated Financial Statements.

NOTE 1. Basis of Financial Statement Presentation

WABCO Holdings Inc. (“WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are braking systems (“ABS” and “EBS”), transmission automation systems and air suspension controls for heavy and medium-sized trucks, buses and trailers. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Prior to July 31, 2007, the historical financial statements have been derived from the financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane’s net investment in the Vehicle Control Systems segment through July 31, 2007. Historically, stand-alone financial statements have not been prepared for the Vehicle Control Systems segment. The accompanying financial statements include allocations of costs that were incurred by Trane for functions such as corporate human resources, finance and legal through March 31, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $6.4 million for the three months ended March 31, 2007. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations was total WABCO revenue as a percentage of the total consolidated revenue of Trane. Management believes the assumptions underlying the allocations included in the financial statements are reasonable.

The historical financial statements through July 31, 2007, include the accounts of certain majority-owned subsidiaries of Trane and intercompany transactions are eliminated. Subsequent to the Separation, all majority-owned subsidiaries of WABCO are included in the financial statements and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet.

Historically, WABCO’s operations have been substantially funded through Trane’s primary bank credit agreement via either intercompany loans or intercompany advances. The historical accompanying financial statements through March 31, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2007, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2008.

Note 2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS No. 157 during the first quarter of 2008 and the impact of adoption was immaterial to the Company’s financial statements. The Company’s financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At March 31, 2008 the carrying amounts of these instruments approximated their fair values.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 159 during the first quarter of 2008 and there was no impact of adoption to the Company’s financial statements as the Company has elected not to measure any additional assets or liabilities at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. The Company is currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on the presentation of the noncontrolling interests in the Company’s financial statements.

NOTE 3. Comprehensive Income

Total comprehensive income consisted of the following (amounts in millions):

	Three months ended March 31,
	2008	2007
Net income	$61.3	$40.1
Foreign currency translation effects	49.8	(0.1)
Unrealized losses on benefit plans, net	0.4	—

Total comprehensive income	$111.5	$40.0

NOTE 4. Net Income Per Share

For all periods prior to July 31, 2007, the date of the issuance of WABCO common stock from Trane, the pro forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of Trane common stock outstanding and including the effect of dilutive Trane common stock equivalents as of June 30, 2007.

Subsequent to July 31, 2007, basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 1,024,769 weighted average incremental shares for the three months ended March 31, 2008. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three month period ended March 31, 2008, excluded 1,094,125 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three month period ended March 31, 2008.

NOTE 5. Capital Stock

On March 20, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of March 3, 2008, and totaled $4.7 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2008.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209
Shares issued upon exercise of stock options	171,209	—	171,209
Shares purchased for treasury	—	(734,200)	(734,200)
Other shares issued or (reacquired), net	13	—	13

Balance, March 31, 2008	69,272,131	(3,306,900)	65,965,231

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2008, no shares have been reissued. At March 31, 2008, the Company had an unexpended balance of $345.3 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. The Company plans to continue to purchase shares at prevailing market prices in the open market. Timing will vary depending on market conditions and other factors.

NOTE 6. Stock-Based Compensation

On January 1, 2006, Trane adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended March 31, 2008 and 2007, of $1.7 million and $0.7 million, respectively, has been included in the Consolidated Statements of Income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane Inc. common stock options, WABCO common stock options and restricted stock units (or “RSUs”) only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arise as a result of the Distribution and are not reflected in compensation expense recognized by the Company.

Trane historically issued its annual stock-based compensation grants to its employees during the first quarter of each year. During 2007, the annual grant was made by Trane and all options were converted to WABCO options upon the Separation. The expense related to all options that employees hold, including the options held in Trane stock, is included in the expense amounts discussed above. The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	689,895	$42.39	$11.08	333,229	$46.73	$12.72
RSUs Granted	108,709	$—	$42.39	—	$—	$—

Total Awards	798,604			333,229

The options granted in 2007 are exercisable in equal annual installments over a period of three years. Options for 415,923 shares granted in 2008 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. The RSUs granted in 2007 and 2008 vest ratably over a period of three years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2008 and 2007.

Assumption	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	2.77%	4.68%
Expected volatility	26.0%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	0.66%	1.38%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO continued to use the same assumptions as Trane for volatility, expected holding period and forfeiture rate for the current period. In the period prior to Separation, Trane reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, Trane chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate in 2008 and Trane’s expected dividend yield in 2007. Assumptions used for volatility, expected term and forfeiture rate will be updated by the Company on the anniversary date of the Separation, based on the data available at that time.

On December 17, 2007, Trane announced that it had entered into an agreement and plan of merger with Ingersoll-Rand Company Limited (“Ingersoll-Rand”) and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll-Rand (“Merger Sub”), providing for the acquisition of Trane by Ingersoll-Rand, a publicly traded company on the New York Stock Exchange. Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Trane, with Trane continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll-Rand. The merger is still subject to the approval of Trane’s shareholders. Trane currently anticipates that the merger will be completed in the second calendar quarter of 2008. Certain WABCO employees continue to hold Trane options that are not fully vested, and which will continue to generate compensation expense through 2009. Once the merger noted above is consummated, those options will immediately vest and the Company will recognize the remaining unamortized compensation expense on those options. Certain Trane employees continue to hold WABCO options that are not fully vested. There will be no changes to the WABCO options held by Trane employees. The WABCO options will continue to be held by Trane employees with the original vesting schedules and will cause no additional accounting for the Company.

NOTE 7. Debt

Credit Facilities

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 8 under the heading “Contingencies”. The balance outstanding on this facility on March 31, 2008, is $146.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $98.8 million is unused as of March 31, 2008. The Company has the ability to borrow an additional $652.8 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.49% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above LIBOR (2.7% at March 31, 2008) are subject to adjustments should the Company’s leverage ratio change.

The Company has also entered into a Euro 50 million ($79.0 million at March 31, 2008 exchange rates), 364 day credit agreement dated November 28, 2007 with the Bank of Tokyo-Mitsubishi. There is no outstanding balance on this facility as of March 31, 2008.

In March 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility ($158.0 million at March 31 exchange rates) with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder would bear interest initially at the Euro Interbank Offered Rate (“EURIBOR”) plus 0.55%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. Under this facility, WABCO pays a commitment fee of 0.1925% per annum until the loan is drawn. There is no outstanding balance on this facility as of March 31, 2008.

In March 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility ($158.0 million at March 31 exchange rates) with ABN AMRO. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays initially a facility fee of 0.11% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.49%. The interest rate spreads above LIBOR and the facility fee are subject to adjustments should the Company’s leverage ratio change. There is no outstanding balance on this facility as of March 31, 2008.

The above credit facilities contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a liquidity test. As of March 31, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Also, a subsidiary in Japan had borrowings from banks totaling $4.5 million. This loan supports local working capital requirements.

Note 8. Warranties, Guarantees, Commitments and Contingencies

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

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2008 and 2007 (amounts in millions).

	Three months ended March 31,
	2008	2007
Balance of warranty costs accrued, beginning of period	$54.0	$40.5
Warranty costs accrued	9.9	11.2
Warranty claims settled	(7.3)	(9.8)
Foreign exchange translation effects	4.1	0.6

Balance of warranty costs accrued, end of period	60.7	42.5
Current portion included in current liabilities	(56.9)	(38.6)

Long-term warranty liability	$3.8	$3.9

Guarantees and Commitments

General

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Commitments

WABCO and its Indian joint venture partner, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture Sundaram-Clayton Limited (“SCL”). This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (India) Ltd. (“WABCO-TVS”), the shares of which are intended to be allocated proportionately to existing SCL shareholders and thereafter listed in India as are the shares of SCL currently. Subsequent to the demerger, the agreement between WABCO and TVS specifies that within a period of two years from such listing, TVS will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75-80%. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Similarly, during this same period, the agreement specifies that WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free and that the subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfers. The Company continues to work with its tax advisors to validate the intended US tax treatment of the planned transactions.

Contingencies

General

From time to time, WABCO is party to a number of pending legal proceedings. WABCO is also subject to federal, state, local and foreign environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of certain sites, including certain facilities that are closed. In those instances where it is probable as a result of such proceedings that WABCO will incur costs that can be reasonably determined, WABCO has recorded a liability.

Litigation

As part of a multi-company investigation, American Standard (now Trane) and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the reorganization, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation.

We expect that this investigation will result in the imposition of a fine; however, we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission adopted new fining guidelines (the “2006 Guidelines”) which apply in all cases in which a Statement of Objections is issued after September 2006. The 2006 Guidelines confer on the Commission considerable discretion enabling it to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount,” evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. There have been a number of recent decisions in which the Commission has imposed fines under the 2006 Guidelines. However, only one of these decisions has been published as yet and so it is not possible to ascertain how the Commission has applied the 2006 Guidelines to the specific circumstances of each case or to extrapolate how the Commission is likely to apply the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. American Standard and its charged European subsidiaries have presented defenses to the allegations in the Statement of Objections and WABCO Europe BVBA did so at an oral hearing with the European Commission, and it is not possible to judge the impact of these defenses on the final outcome.

In any event, Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. Based on American Standard’s reported worldwide revenue in 2007 and 2006, if the maximum fine were levied, the total liability would be approximately $1.1 billion subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfills all conditions set forth in the Commission’s leniency notice. The 2007 American Standard reported worldwide revenue includes twelve months of sales for Trane, seven months of sales for WABCO, and ten months of sales for Bath and Kitchen. The effect, if any, of the spin-off of WABCO from American Standard and the sale of its Bath and Kitchen business, both of which occurred in 2007, on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, we believe that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine, for the following reasons. The Company’s capital structure at the time of its separation from American Standard included only a minimal amount of debt. As a result, WABCO expects to have sufficient funds available under its existing $800 million five-year revolving credit facility, from other existing bank credit facilities, from the accounts receivable securitization program which was entered into on April 28, 2008, and from operating cash flows, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our bank credit facilities and a capital structure in line with its business needs.

Further, the $800 million 5-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. The Company has entered into a Euro 50 million ($79.0 million at March 31, 2008 exchange rates), 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day Euro 100 million credit facilities ($158.0 million each at March 31 exchange rates). There is a balance of $146.0 million outstanding on the $800 million credit facility. There are no balances outstanding on the remaining facilities on March 31, 2008. We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay even the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

Note 9. Income Taxes

Unrecognized tax benefits at March 31, 2008 amounted to $81.0 million related to the WABCO business and $22.1 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business (see below and Note 10). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. As a result, these unrecognized tax benefits at March 31, 2008 are classified as long-term income tax liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax positions.

In conjunction with the Tax Sharing Agreement discussed in Note 10, WABCO is responsible for certain tax and indemnification liabilities.

The accompanying March 31, 2008 balance sheet continues to reflect a full valuation allowance for certain foreign NOLs as it has been determined as of March 31, 2008 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 10. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and tax indemnification liabilities. The accrual for these tax contingencies as of March 31, 2008 is described below.

The tax liabilities as of March 31, 2008 include $22.1 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. The $22.1 million is classified within long-term income tax liabilities on the balance sheet as of March 31, 2008.

The indemnification liabilities include $42.9 million related to non-US entities of Trane’s Bath & Kitchen business for which WABCO would indemnify Trane. The tax and indemnification liabilities relate to foreign entities of Trane’s Bath & Kitchen business and are applicable to tax years dating back to 2002 that are subject to examination by foreign tax authorities. In addition, the indemnification liabilities include $19.4 million related to the WABCO business for which WABCO would indemnify Trane. The indemnification liabilities of $42.9 million are comprised of Long-term liabilities of $35.1 million and Short-term liabilities of $7.8 million. The $19.4 million is classified as long-term within “Long-term indemnification liabilities” on the balance sheet as of March 31, 2008.

The Tax Sharing Agreement also provides that WABCO is responsible for $23.4 million of estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from Trane. This obligation is comprised of income taxes of $4.3 million, non-income taxes of $3.9 million and an indemnification to Trane of $15.2 million. The $4.3 million, $3.9 million and $15.2 million are classified as short-term liabilities on the balance sheet as of March 31, 2008, within taxes on income, other accrued liabilities, and indemnification liabilities, respectively.

Note 11. Streamlining Expenses

During 2007 and 2008, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance as more fully described below. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of March 31, 2008 (amounts in millions).

2008 Streamlining Programs
Charges during the first three months of 2008	$1.2
Payments during the first three months of 2008	—

Balance as of March 31, 2008	$1.2

2007 Streamlining Programs
Balance as of December 31, 2007	$8.2
Charges during the first three months of 2008	—
Payments during the first three months of 2008	(0.7)

Balance as of March 31, 2008	$7.5

2006 and earlier Streamlining Programs
Balance as of December 31, 2007	$5.7
Charges during the first three months of 2008	—
Payments during the first three months of 2008	(0.6)

Balance as of March 31, 2008	$5.1

Total Balance as of March 31, 2008	$13.8

The Company incurred $1.2 million of streamlining expenses during the first quarter of 2008 of which all is associated with severance relating to 2008 plans. The majority of the 2008 plan is associated with administrative functions, and $0.9 million has been charged to selling and administrative expenses and $0.3 million was charged to cost of sales. The Company incurred $0.9 million of streamlining expenses during the first quarter of 2007, which was charged to selling and administrative expenses. The Company expended $1.3 million of cash on streamlining activities in the first quarter of 2008. The Company expects to incur approximately $6.9 million of expense during the remainder or 2008; however, payments will continue until 2011. The total balance of $13.8 million is included in other accrued liabilities as of March 31, 2008.

Note 12. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2008 and 2007 (amounts in millions):

	Three Months Ended March 31,
	2008	2008	2007	2007
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.3	$—	$2.1	$—
Interest cost on projected benefit obligation	6.8	0.3	5.7	0.3
Less assumed return on plan assets	(2.7)	—	(2.5)	—
Amortization of prior service cost	—	—	0.1	—
Amortization of net loss	0.5	0.1	0.8	0.1

Defined benefit plan cost	$6.9	$0.4	$6.2	$0.4

Accretion expense as reflected in Selling and administrative expenses and cost of sales	$4.1	$0.3	$3.2	$0.3

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $8.8 million to foreign plans in 2008. In the first quarter of 2008, $2.2 million was contributed to foreign plans. There have been no contributions and there are no expected contributions for domestic plans.

Note 13. Related Party Transactions

Presented within the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2007, are Net Transfers to Trane or Trane affiliates which include the following types of transactions:

(Amounts in Millions)	Three Months Ended March 31, 2007
Net payments on loans due to/from Trane and affiliates	$(1.0)
Other net receipts, including Trane and affiliate allocations	3.3
Dividends paid to Trane and affiliates	(48.0)

Net Cash Transfers to Trane and Trane affiliates	$(45.7)

Net payments on loans to/from Trane and affiliates represents the amount of cash that was provided to the Company in order to fund working capital requirements and capital expenditures net of cash surplus provided from the Company to other Trane entities. Net interest expense totaling to $0.4 for the three months ended March 31, 2007 is included in the accompanying Consolidated Statement of Income. All interest rates are deemed to be at or near market rates except for the interest rates carrying zero percent interest rates. There were no loans outstanding as of March 31, 2008.

Note 14. Subsequent Events

Accounts Receivable Securitization Agreement

On April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks – ABN AMRO N.V. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank,” and, together with ABN AMRO N.V., the “banks”). Certain of the Company’s French, German and English subsidiaries will participate as sellers in the program (the “participating sellers”). The maximum funding from receivables that may be sold into the facility will be Euro 150 million ($234 million at April 28 exchange rates). The term of the facility is indefinite assuming WABCO and the participating sellers are in compliance with their facility covenants.

To establish the financing facility, a special-purpose entity (“SPE”) has been formed that will be included in the consolidated financial statements, whose sole purpose is buying and selling receivables generated by the participating sellers.

Under the facility, the German and English participating sellers will sell, irrevocably and without recourse, all eligible accounts receivable to the SPE at a discount, and the SPE will, in turn, sell such accounts receivable, or undivided ownership interests in them, to a conduit administered by ABN AMRO. The French participating seller will first transfer its eligible accounts receivable to ABN AMRO, who will then resell such accounts receivable to the SPE at a discount. The assets of the SPE will not be assets of the Company or any of its subsidiaries, and will not be available to satisfy claims of any creditors of the Company or any creditors of the Company’s subsidiaries. The participating sellers will receive a fixed price relating to the nominal value of the receivables sold, under a formula prescribed in the applicable Receivables Sale Agreements. The conduit that will purchase the interests in the accounts receivable from the SPE will obtain the funds required to purchase such interests by selling commercial paper to third-party investors. In addition, our participating sellers will have ongoing servicing obligations (including receivables collection and administration) under the facility, and each participating seller will be required to maintain insurance coverage for the facility. The Company will enter into a guarantee agreement whereby it undertakes to guarantee the servicing obligations and covenants of each participating seller.

The receivables sold will be removed from the balance sheet since they would meet the applicable criteria of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest will be recorded at fair value in the Company’s consolidated balance sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivables sold, losses will be recognized at the time of the sale. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement. There were no sales made as of the date of filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

WABCO is a leading provider of electronic and electromechanical products for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission automation controls and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), transmission automation systems, air disk brakes and a wide variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic air suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition we sell replacement parts, diagnostic tools, training and other services to commercial vehicle aftermarket distributors, repair shops and fleet operators. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

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

Results of Operations

The following discussion and analysis addresses changes in sales, gross profit, expenses and pre-tax income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Approximately 94% of WABCO sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Quarter-over-quarter changes in sales, expenses and net income for 2008 compared with 2007 are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates.

Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding the operational performance of the business. Management believes this data is also useful to shareholders for the same reason. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

First Quarter Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Three months ended March 31,
				Excluding foreign exchange translation
	2008	2007	%change reported	2008 adjusted Amount	% change adjusted
Sales	$705.4	$558.8	26.2%	$625.6	12.0%
Cost of sales	509.4	406.1	25.4%	453.1	11.6%

Gross profit	196.0	152.7	28.4%	172.5	13.0%
Operating expenses	112.3	90.0	24.8%	99.3	10.3%

Operating income	83.7	62.7	33.5%	73.2	16.7%
Equity in net (income) of unconsolidated joint ventures	(0.6)	(4.8)	*	(0.8)	*
Other non-operating expense, net	2.6	4.1	*	2.4	*
Interest (income)/expense, net	(0.6)	2.4	*	(1.3)	*

Income before income taxes	82.3	61.0	34.9%	72.9	19.5%
Income taxes	21.0	20.9	0.5%	21.2	1.4%

Net income	$61.3	$40.1	52.9%	$51.7	28.9%

*	Percentage change not meaningful

Sales

Sales for the first quarter of 2008 were $705.4 million, an increase of 26.2% (12.0% excluding favorable foreign currency translation effects) from $558.8 million in 2007. The increase was attributable primarily to increased commercial vehicle production in Europe, expanded content per vehicle including new applications and global expansion. Sales in Europe, our largest market, increased approximately 26.6% (12.0% excluding favorable foreign currency translation effects), which based on our estimate, exceeded the growth in European truck production. Sales decreased 14% in North America, which was less than the decrease in North American truck production. We were able to outperform this market due to growth in our compressors joint venture. In Asia and South America sales increased 47.7% and 45.8%, respectively (36.2% and 20.2% excluding favorable foreign currency translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 102.2% (86.6% excluding favorable foreign currency translation effects) which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales growth in the quarter was 19.1% (5.9% excluding the favorable effects of foreign currency translation effects), which was impacted by the Original Equipment Supply channel having a temporary drop in demand. This is attributed to inventory reductions and physical consolidations in the OES channel that is not expected to have further impacts in the coming quarters. Additionally, aftermarket sales growth was impacted by having fewer working days in March of 2008 due to the Easter holidays.

Gross Profit

Gross profit increased by $43.3 million (an increase of $19.8 million excluding favorable foreign currency translation effects) in the first quarter of 2008 as compared with the first quarter of 2007. Also included in 2008 gross profit was approximately $7.4 million of foreign currency transaction losses related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured. Gross profit benefited from volume and mix increases of approximately $16.6 million primarily attributable to the sales increase discussed above, productivity improvements of approximately $28.1 million. These improvements were partially offset by sales price decreases of $13.1 million and labor and other cost escalation of approximately $4.4 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $22.3 million ($9.3 million excluding unfavorable foreign currency translation effects) in the first quarter of 2008 as compared to the first quarter of 2007. The increase in operating expense was primarily driven by labor cost inflation and escalation of approximately $3.8 million, and $4.7 million increased tax indemnification reserves resulting from the spin-off from Trane.

Streamlining Expenses

The Company incurred $1.2 million of streamlining expenses during the first quarter of 2008 which is associated with severance. The majority of the 2008 plan is associated with administrative functions, and $0.9 million has been charged to selling and administrative expenses and $0.3 million was charged to cost of sales. The Company incurred $0.9 million of streamlining expenses during the first quarter of 2007 which was charged to selling and administrative expenses. The Company expects to incur approximately $6.9 million of expense during the remainder of 2008; however, payments will continue until 2011.

Equity in Net (Income) of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $4.2 million ($4.0 million excluding foreign currency translation effects) in the first quarter of 2008 as compared to the first quarter of 2007. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”). WABCO had to recognize a loss in the first quarter of $0.5 million for SCL. While the brakes business of SCL continued to perform well, there were losses encountered by subsidiaries of SCL unrelated to the brakes business.

The Meritor WABCO joint venture also contributed to the decrease resulting from the overall market decline in North America.

Other Non-Operating Expense, Net

Other non-operating expense, net decreased by $1.5 million ($1.7 million excluding foreign currency translation effects) in the first quarter 2008 as compared to the first quarter of 2007. The decrease was primarily attributable to the reduction of the receivable discount fees as a result of discontinuing the Trane accounts receivable securitization program in the second quarter of 2007.

Interest (Income)/Expense, Net

Interest (income)/expense, net improved by $3.0 million (an improvement of $3.7 million excluding foreign exchange translation effects) to ($0.6) million in the first quarter 2008 compared to $2.4 million in the first quarter 2007. The improvement is largely driven by a more favorable net cash position in the first quarter 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for the first quarter of 2008 was $21.0 million, or 25.5% of pre-tax income, compared with a provision of $20.9 million, or 34.3% of pre-tax income in the first quarter of 2007. The effective tax rate for the first quarter of 2008 decreased primarily due to benefits associated with foreign tax planning and lower statutory tax rates mainly in Germany which were effective January 1, 2008.

The income tax provision reflects certain foreign tax planning that benefits WABCO. The tax benefit associated with this planning is reflected in the annual effective tax rate for 2008. Additionally, the accompanying provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $50.9 million in the first three months of 2008, compared with net cash provided by operating activities of $54.1 million in the first three months of 2007. The year over year increase in net income was primarily offset by an increase in working capital. The increase in working capital results from the traditionally higher activity rate in March compared to the month of December and the record sales level reached in the quarter ended March 31, 2008. Other accrued liabilities and taxes had a positive impact from the increase in accruals because of higher activities in the first quarter as well as an increase in our VAT payable position.

In investing activities, the Company made capital expenditures of $17.9 million in the first three months of 2008 as compared to capital expenditures of $12.3 million in the first three months of 2007. Our capital expenditures for 2008 include $8.9 million of investments in tooling and $7.8 million on plant and equipment, and $1.2 million in computer software. This compared with $6.0 million of investments in tooling, $4.1 million on plant and equipment, and $2.2 million in computer software during the first three months of 2007.

The net cash used by financing activities during the first three months of 2008 amounted to $2.0 million while the financing activities during the first three months of 2007 resulted in net cash used of $45.3 million. An additional $30.0 million was borrowed primarily to finance the share repurchase program. Last year’s financing activities primarily resulted from the transfers made to Trane and its affiliates.

As of March 31, 2008, our total third party indebtedness was $150.5 million consisting of $146.0 million of long term debt which was driven by an outstanding balance on the $800 million 5-year credit facility which is discussed in Note 7 – Debt. Also, a subsidiary in Japan had borrowings from banks totaling $4.5 million, which supports local working capital requirements.

The Company has paid a quarterly dividend of $4.7 million on March 20, 2008. This dividend was funded via a drawdown on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement.

The Company’s Board of Directors has approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first three months of 2008, the Company repurchased $31.9 million of shares of which $4.0 million was not settled until after March 31, 2008. At March 31, 2008, the Company had the authority to make an additional $345.3 million of share repurchases. The Company received option proceeds during the first three months of 2008 of $5.4 million.

We employ several means to manage the Company’s liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, the use of operating leases, and going forward, the accounts receivable securitization program.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. Our primary bank credit agreement was entered into on May 31, 2007, and the credit facility became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility are being used to fund repurchases of our shares, to pay dividends and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 8 – Warranties, Guarantees, Commitments and Contingencies. Up to $100 million under this facility may be used for issuing letters of credit of which $98.8 million was unused as of March 31, 2008, and up to $75 million for same-day borrowings.

We have a Euro 50 million ($79.0 million at March 31, 2008 exchange rates), 364 day credit agreement dated November 28, 2007. As of March 31, 2008, there was no balance outstanding under this facility

On March 7, 2008, we also entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling Euro 200 million ($316.0 million at March 31, 2008 exchange rates).

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a liquidity test. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. For additional information relating to the terms of the credit agreement please refer to the Form 8-K filed by Trane on June 5, 2007. The balance outstanding on this facility on March 31, 2008, is $146.0 million. The Company has the ability to borrow an additional $652.8 million under this facility.

As of March 31, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Securitization Agreements

On April 28, 2008, the Company established an accounts receivable financing facility in Europe with two major international banks. For additional information relating to the terms of this agreement refer to Note 14.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the quarter ended March 31, 2008, however we have established an accounts receivable financing facility on April 28, 2008 that will be classified as an off-balance sheet arrangement when utilized.

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations and unfunded pension and post-retirement benefit plans that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2007 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2007.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2007 made in the Company’s Annual Report on Form 10-K.

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

Item 4T.	Controls and Procedures

Not Applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

These are further described in Note 8. There have been no significant changes since December 31, 2007.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. A summary of the repurchase activity for the first three months of 2008 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	—	—	—	—
February 1-February 29	180,000	$43.64	180,000	$369,316,271
March 1-March 31	554,200	$43.35	554,200	$345,294,165

Total through March 31, 2008	734,200	$43.42	734,200

(a)	The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance of $345,294,165 under that authorization as of March 31, 2008, will continue to be used to repurchase shares in the future.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt Vice President and Controller (Principal Accounting Officer)

May 8, 2008

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

10.1	364-Day Credit Agreement, dated as of March 7, 2008, among WABCO Holdings Inc., the borrowing subsidiaries thereto, the Indenture party thereto and ABN AMRO Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0001-33332), filed on March 12, 2008).

10.2	364-Day Credit Agreement, dated as of March 7, 2008, among WABCO Financial Services BVBA and WABCO Holdings Inc., as guarantor, Pandios Comm. V.A., and indirectly owned subsidiary of Coöperatieve CentraleRaiffeisen-Borenleenbank B.A., as lender, and Coöperatieve CentraleRaiffeisen-Borenleenbank B.A., as Calculation Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0001-33332), filed on March 12, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.