Form 10-Q
period 2008-06-30
WABCO Holdings Inc.
filed 2008-08-08
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐  Yes                    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
August 1, 2008	69,799,632 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2008	2007	2008	2007
Sales	$772.9	$582.3	$1,478.3	$1,141.1
Cost of sales	560.6	430.4	1,070.0	836.5

Gross Profit	212.3	151.9	408.3	304.6
Costs and expenses:
Selling and administrative expenses	97.9	74.4	180.9	143.1
Product engineering expenses	27.2	19.9	51.5	41.2
Other operating expense, net	2.8	8.1	7.9	8.1

Operating Income	84.4	49.5	168.0	112.2
Equity (income) of unconsolidated joint ventures	(2.5)	(4.0)	(3.1)	(8.8)
Other non-operating expense, net	1.9	2.3	4.4	6.4
Interest (income)/expense, net	(0.4)	0.6	(1.0)	3.0

Income before income taxes	85.4	50.6	167.7	111.6
Income taxes	18.4	19.5	39.4	40.4

Net income	$67.0	$31.1	$128.3	$71.2

Net income per common share
Basic	$1.02		$1.94
Diluted	$1.00		$1.91
Pro-forma net income per common share
Basic		$0.46		$1.05
Diluted		$0.45		$1.02
Cash dividends per share of common stock	$0.07	—	$0.14	—
Common shares outstanding
Basic	65,551,460		66,003,846
Diluted	66,683,775		67,051,329
Pro-forma common shares outstanding
Basic		67,867,159		67,867,159
Diluted		69,696,428		69,696,428

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309.8	$183.2
Accounts receivable, less allowance for doubtful accounts—$7.4 in 2008; $6.4 in 2007	544.1	464.6
Inventories:
Finished products	90.0	86.0
Products in process	8.9	8.1
Raw materials	102.8	83.3
Future income tax benefits	7.9	8.0
Other current assets	60.5	54.2

Total current assets	1,124.0	887.4
Facilities, less accumulated depreciation	361.8	336.2
Goodwill	403.4	376.8
Capitalized software costs, less accumulated amortization—$137.9 in 2008; $129.1 in 2007	31.7	35.1
Long-term future income tax benefits	40.8	40.7
Investments in unconsolidated joint ventures	84.5	83.0
Other assets	33.7	35.0

TOTAL ASSETS	$2,079.9	$1,794.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$6.1	$10.2
Accounts payable	209.7	193.5
Accrued payroll	119.4	100.1
Current portion of warranties	60.2	49.7
Taxes on income	10.7	12.8
Indemnification liabilities	10.1	26.4
Other accrued liabilities	126.8	91.6

Total current liabilities	543.0	484.3
Long-term debt	212.0	116.0
Post-retirement benefits	358.6	334.1
Deferred tax liabilities	25.6	25.6
Minority interest	14.4	13.5
Long-term indemnification liabilities	51.2	55.6
Long-term income tax liabilities	107.0	95.6
Other liabilities	61.5	61.9

Total liabilities	1,373.3	1,186.6
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,792,465 in 2008; 69,100,909 in 2007; and shares outstanding: 65,096,299 in 2008; 66,528,209 in 2007	0.7	0.7
Capital surplus	571.2	548.3
Treasury stock, at cost: 4,696,166 shares in 2008; 2,572,700 shares in 2007	(222.8)	(122.8)
Retained earnings	195.4	76.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	185.5	128.6
Unrealized losses on benefit plans, net of tax	(23.4)	(23.6)

Total shareholders’ equity	706.6	607.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,079.9	$1,794.2

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
(Amounts in millions)
Operating activities:
Net income	$128.3	$71.2
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	36.3	30.0
Amortization of capitalized software and other intangibles	14.3	15.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.5)	(2.5)
Non-cash stock compensation	4.6	1.4
(Gain)/loss on sale of facilities	(0.7)	1.7
Changes in assets and liabilities:
Accounts receivable	(50.4)	(215.5)
Inventories	(11.2)	(20.5)
Accounts payable	2.4	32.1
Other accrued liabilities and taxes	16.9	(31.4)
Post-retirement benefits	1.6	(5.7)
Other current and long-term assets	(3.8)	(5.0)
Other long-term liabilities	5.0	6.0

Net cash provided/(used) by operating activities	141.8	(123.2)

Investing activities:
Purchases of property, plant and equipment	(33.6)	(24.1)
Investments in capitalized software	(3.1)	(4.0)

Net cash used in investing activities	(36.7)	(28.1)

Financing activities:
Borrowings of long-term debt	96.0	142.4
Repayments of long-term debt	—	(148.9)
Net repayments of short-term debt	(4.5)	(12.1)
Purchases of treasury stock	(93.7)	—
Dividend payments	(9.3)	—
Proceeds from exercise of stock options	18.2	—
Net transfers from Trane or Trane affiliated entities	—	188.5

Net cash provided by financing activities	6.7	169.9

Effect of exchange rate changes on cash and cash equivalents	14.8	0.9

Net increase in cash and cash equivalents	126.6	19.5
Cash and cash equivalents at beginning of period	183.2	34.8

Cash and cash equivalents at end of period	$309.8	$54.3

Cash paid during the period for:
Interest	$3.0	$9.1
Income taxes	$59.0	$25.5
Non Cash Items for the period:
Treasury stock repurchase accrual	$6.2	$—

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

On February 1, 2007, Trane Inc., formerly known as American Standard Companies Inc. and currently a wholly-owned subsidiary of Ingersoll-Rand (“Trane”) announced that its Board of Directors completed a strategic review of Trane and unanimously approved a plan to separate its Vehicle Control Systems business as an independent, publicly traded company, named WABCO Holdings Inc. (the “Separation”). Trane implemented the Separation on July 31, 2007, through a tax-free stock dividend of all of WABCO’s common stock to Trane shareowners, who received one share of WABCO common stock for every three shares of Trane common stock owned on the record date of July 19, 2007 (the “Distribution”). The Separation has provided WABCO with certain opportunities and benefits, including increased strategic focus, increased market recognition, improved capital flexibility and increased ability to attract, retain and motivate employees. The Separation did not trigger “change-in-control” accelerated benefits for any officers or employees of WABCO.

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

Prior to July 31, 2007, the historical financial statements have been derived from the financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane’s net investment in the Vehicle Control Systems segment through July 31, 2007. Historically, stand-alone financial statements have not been prepared for the Vehicle Control Systems segment. The accompanying financial statements include allocations of costs that were incurred by Trane for functions such as corporate human resources, finance and legal through June 30, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $4.6 million for the three months ended June 30, 2007 and $11.0 million for the six months ended June 30, 2007. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations was total WABCO revenue as a percentage of the total consolidated revenue of Trane. Management believes the assumptions underlying the allocations included in the financial statements are reasonable.

The historical financial statements through July 31, 2007, include the accounts of certain majority-owned subsidiaries of Trane and intercompany transactions are eliminated. Subsequent to the Separation, all majority-owned subsidiaries of WABCO are included in the financial statements and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the accompanying financial statements.

Historically, WABCO’s operations have been substantially funded through Trane’s primary bank credit agreement via either intercompany loans or intercompany advances. The accompanying financial statements through June 30, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and

13 to the Consolidated Financial Statements for the year ended December 31, 2007, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2008.

Note 2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS No. 157 during the first quarter of 2008 and the impact of adoption was immaterial to the Company’s financial statements. The Company’s financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At June 30, 2008 the carrying amounts of these instruments approximated their fair values.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.

NOTE 3. Comprehensive Income

Total comprehensive income consisted of the following (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$67.0	$31.1	$128.3	$71.2
Foreign currency translation effects	7.1	8.5	56.9	8.4
Foreign currency translation on benefit plans, net	(0.2)	—	0.2	—

Total comprehensive income	$73.9	$39.6	$185.4	$79.6

NOTE 4. Accounts Receivable Financing Facility

On April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks—ABN AMRO N.V. (“ABN AMRO”) and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”). Certain of the Company’s French, German and English subsidiaries will participate as sellers in the program (the “participating sellers”). The maximum funding from receivables that may be sold into the facility will be Euro 150 million ($236.9 million at June 30 exchange rates). The term of the facility is indefinite assuming WABCO and the participating sellers are in compliance with their facility covenants.

To establish the financing facility, a special-purpose entity (“SPE”) has been formed that will be included in the consolidated financial statements, whose sole purpose is buying and selling receivables generated by the participating sellers.

Under the facility, the German and English participating sellers will sell, irrevocably and without recourse, all eligible accounts receivable to the SPE at a discount, and the SPE will, in turn, sell such accounts receivable, or undivided ownership interests in them, to a conduit administered by ABN AMRO. The French participating seller will first transfer its eligible accounts receivable to ABN AMRO, who will then resell such accounts receivable to the SPE at a discount. The assets of the SPE will not be assets of the Company or any of its subsidiaries, and will not be available to satisfy claims of any creditors of the Company or any creditors of the Company’s subsidiaries. The participating sellers will receive a fixed price relating to the nominal value of the receivables sold, under a formula prescribed in the applicable receivables sale agreement. The conduit that will purchase the interests in the accounts receivable from the SPE will obtain the funds required to purchase such interests by selling commercial paper to third-party investors. In addition, the participating sellers will have ongoing servicing obligations (including receivables collection and administration) under the facility, and each participating seller will be required to maintain insurance coverage for the facility. The Company will enter into a guarantee agreement whereby it undertakes to guarantee the servicing obligations and covenants of each participating seller.

The receivables sold will be removed from the balance sheet since they would meet the applicable criteria of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest will be recorded at fair value in the Company’s consolidated balance sheet. To the extent that the cash received and value of the retained interest is less or greater than the net book value of the receivables sold, losses or gains will be recognized at the time of the sale. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement. No receivables have been sold into the financing facility as of June 30, 2008.

NOTE 5. Net Income Per Share

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

Subsequent to July 31, 2007, basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 1,132,315 weighted average incremental shares for the three months ended June 30, 2008 and 1,047,483 weighted average incremental shares for the six months ended June 30, 2008. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three and six month periods ended June 30, 2008, excluded 4,166 and 1,049,380 shares, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the periods ended June 30, 2008.

NOTE 6. Capital Stock

On June 20, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of June 3, 2008, and totaled $4.6 million. On March 20, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of March 3, 2008, and totaled $4.7 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first six months of 2008.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209
Shares issued upon exercise of stock options	683,939	—	683,939
Shares purchased for treasury	—	(2,123,466)	(2,123,466)
Other shares issued or (reacquired), net	7,617	—	7,617

Balance, June 30, 2008	69,792,465	(4,696,166)	65,096,299

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2008, no shares have been reissued. At June 30, 2008, the Company had an unexpended balance of $277.2 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. The Company plans to continue to purchase shares at prevailing market prices in the open market. Timing will vary depending on market conditions and other factors.

NOTE 7. Stock-Based Compensation

On January 1, 2006, as a wholly-owned subsidiary of Trane, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended June 30, 2008, and 2007, and the six month period ended June 30, 2008, and 2007, of $2.9 million and $0.6 million, and $4.6 and $1.3 million, respectively, has been included in the Consolidated Statements of Income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane common stock options, WABCO common stock options and restricted stock units (or “RSUs”) only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arose as a result of the Distribution and are not reflected in compensation expense recognized by the Company.

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

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	689,895	$42.39	$11.08	333,229	$46.73	$12.72
RSUs Granted	108,709	$—	$42.39	—	$—	$—

Total Awards	798,604			333,229

The options granted in 2007 are exercisable in equal annual installments over a period of three years. Options for 415,923 shares granted in 2008 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. The RSUs granted in 2007 and 104,765 RSUs granted in 2008 vest ratably over a period of three years. 3,944 RSUs granted in 2008 will vest 66% after 2 years with the remaining 34% vesting after 3 years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

Non-management directors are paid an annual retainer, of which a portion is paid in cash on a quarterly basis. The remaining $55,000 is paid in the form of restricted shares which will be allocated to the non-management director’s trust account on the day prior to each annual meeting of shareholders. The trust accounts are credited annually with that number of shares of our common stock equal in value to $55,000 based on that day’s closing price of WABCO common stock. The trust shares do not result in direct ownership until the director ceases service on the Board and remain subject to the claims of WABCO’s creditors while in the trust. If a director is removed for cause, his interest in the shares will be forfeited. The value of these restricted shares has been expensed over the annual service period and is included in stock-based compensation. On May 27, 2008, the director’s trust account was credited with $0.4 million of restricted shares for services rendered.

The following table summarizes the significant assumptions used for the grants during the six month periods ended June 30, 2008 and 2007.

Assumption	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	2.77%	4.67%
Expected volatility	26.0%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%
Dividend yield	0.66%	1.38%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. Due to the short period of time that WABCO has been a separate company, WABCO continued to use the same assumptions as Trane for volatility, expected holding period and forfeiture rate for the current period. In the period prior to Separation, Trane reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, Trane chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate in 2008 and Trane’s expected dividend yield in 2007. Assumptions used for volatility, expected term and forfeiture rate will be updated annually by the Company during the third quarter.

On December 17, 2007, Trane announced that it had entered into an agreement and plan of merger with Ingersoll-Rand and Indian Merger Sub, Inc., a wholly-owned subsidiary of Ingersoll-Rand (“Merger Sub”), providing for the acquisition of Trane by Ingersoll-Rand, a publicly traded company on the New York Stock Exchange. Subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Trane, with Trane continuing as the surviving corporation and a wholly-owned subsidiary of Ingersoll-Rand. The merger was completed on June 5, 2008. Certain WABCO employees held Trane options at the time of merger. At the date of merger, those options immediately vested and the Company recognized the remaining unamortized compensation expense on those options of $0.5 million. Certain Trane employees continue to hold

WABCO options that are not fully vested. There have been no changes to the original vesting schedules or terms of the WABCO options that continue to be held by Trane employees. The WABCO options will continue to be held by such employees with the original vesting schedules and will cause no additional accounting for the Company.

NOTE 8. Debt

Credit Facilities

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 under the heading “Contingencies”. The balance outstanding on this facility on June 30, 2008, is $212.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $98.8 million is unused as of June 30, 2008. The Company has the ability to borrow an additional $586.8 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above LIBOR (2.46% at June 30, 2008) are subject to adjustments should the Company’s leverage ratio change.

In November 2007, WABCO entered into a Euro 50 million ($79.0 million at June 30, 2008 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. There is no outstanding balance on this facility as of June 30, 2008.

In March 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility ($157.9 million at June 30 exchange rates) with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder would bear interest initially at the Euro Interbank Offered Rate (“EURIBOR”) plus 0.55%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. Under this facility, WABCO pays a commitment fee of 0.1925% per annum until the loan is drawn. There is no outstanding balance on this facility as of June 30, 2008.

In March 2008, WABCO entered into an unsecured, 364 day Euro 100 million credit facility ($157.9 million at June 30 exchange rates) with ABN AMRO. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays a facility fee of 0.10% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.40%. The interest rate spreads above LIBOR and the facility fee are subject to adjustments should the Company’s leverage ratio change. There is no outstanding balance on this facility as of June 30, 2008.

The above credit facilities contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a liquidity test. As of June 30, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Also, a subsidiary in Japan had borrowings from banks totaling $4.2 million. This loan supports local working capital requirements.

Note 9. Warranties, Guarantees, Commitments and Contingencies

Warranties

Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available.

Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2008 and 2007 (amounts in millions).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance of warranty costs accrued, beginning of period	$60.7	$42.5	$54.0	$40.5
Warranty costs accrued	9.3	9.4	19.2	20.6
Warranty claims settled	(5.8)	(5.4)	(13.1)	(15.2)
Foreign exchange translation effects	—	0.4	4.1	1.0

Balance of warranty costs accrued, end of period	$64.2	$46.9	$64.2	$46.9

Current portion included in current liabilities	$60.2	$43.0	$60.2	$43.0
Long-term warranty liability	$4.0	$3.9	$4.0	$3.9

Guarantees and Commitments

General

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Commitments

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture Sundaram-Clayton Limited (“SCL”). This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (India) Ltd. (“WABCO-TVS”), the shares of which were allocated proportionately to existing SCL shareholders and will be listed in India as are the shares of SCL currently. Subsequent to the demerger, within a period of two years from such listing, TVS will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75-80%. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Similarly, during this same period, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free and that the subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfers. The Company continues to work with its tax advisors to validate the intended US tax treatment of the planned transactions.

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

Litigation

As part of a multi-company investigation, American Standard (now Trane) and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the Separation, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation.

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

In any event, Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. Based on American Standard’s reported worldwide revenue in 2006, if the maximum fine were levied, the total liability would be approximately $1.1 billion subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfils all conditions set forth in the Commission’s leniency notice. The maximum fine is likely to be approximately the same if the Commission were to base its calculations on the 2007 American Standard worldwide revenue as reported which includes twelve months of sales for Trane, seven months of sales for WABCO, and ten months of sales for Bath and Kitchen. Both the 2006 and 2007 calculations are computed based on current euro/dollar exchange rates. The effect, if any, of the spin-off of WABCO from American Standard and the sale of its Bath and Kitchen business, both of which occurred in 2007, on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. However, we believe that payment of the fine will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine. As discussed in more detail below, the Company believes it has sufficient funds available under its existing $800 million five-year revolving credit facility, from other existing bank credit facilities, from the accounts receivable financing facility, from the current cash position and from expected operating cash flows, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our bank credit facilities and a capital structure in line with its business needs.

Further, the $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. The Company has entered into a Euro 50 million ($79.0 million at June 30, 2008 exchange rates), 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day Euro 100 million credit facilities ($157.9 million each at June 30 exchange rates). There is a balance of $212.0 million outstanding on the $800 million credit facility. There are no balances outstanding on the remaining facilities as of June 30, 2008. Also, on April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks – ABN AMRO N.V. and Rabobank. The maximum funding from receivables that may be sold into the facility will be Euro 150 million ($236.9 million at June 30 exchange rates). We believe WABCO’s expected ongoing profitability, operating cash flows and financial metrics will enable it to access bank and capital markets to pay even the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company.

Note 10. Income Taxes

Unrecognized tax benefits at June 30, 2008 amounted to $84.5 million related to the WABCO business and $22.4 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business (see Note 11). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. As a result, these unrecognized tax benefits at June 30, 2008 are classified as long-term income tax liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

In conjunction with the Tax Sharing Agreement discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities.

The accompanying June 30, 2008 balance sheet continues to reflect a full valuation allowance for certain foreign NOLs as it has been determined as of June 30, 2008 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and tax indemnification liabilities. The accrual for these tax contingencies as of June 30, 2008 is described below.

The tax liabilities as of June 30, 2008 include $22.4 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. The $22.4 million is classified within long-term income tax liabilities on the balance sheet as of June 30, 2008.

The indemnification liabilities include $38.7 million related to non-US entities of Trane’s Bath & Kitchen business for which WABCO would indemnify Trane. The tax and indemnification liabilities relate to foreign entities of Trane’s Bath & Kitchen business and are applicable to tax years dating back to 2002 that are subject to examination by foreign tax authorities. In addition, the indemnification liabilities include $20.2 million related to the WABCO business for which WABCO would indemnify Trane. The indemnification liabilities of $38.7 million are comprised of long-term liabilities of $30.9 million and current liabilities of $7.8 million. The $20.2 million is classified as long-term within “Long-term indemnification liabilities” on the balance sheet as of June 30, 2008.

The Tax Sharing Agreement also provides that WABCO is responsible for a remaining balance of $10.1 million of estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from Trane. This obligation is comprised of income taxes of $4.3 million, non-income taxes of $3.9 million and an indemnification to Trane of $1.9 million. The $4.3 million, $3.9 million and $1.9 million are classified as current liabilities on the balance sheet as of June 30, 2008, within taxes on income, other accrued liabilities, and indemnification liabilities, respectively.

Note 12. Streamlining Expenses

During 2007 and 2008, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance for positions that have been eliminated. The Company accounts for these charges in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of June 30, 2008 (amounts in millions).

2008 Streamlining Programs
Charges during the first six months of 2008	$6.9
Payments during the first six months of 2008	(4.2)

Balance as of June 30, 2008	$2.7

2007 Streamlining Programs
Balance as of December 31, 2007	$8.2
Charges during the first six months of 2008	—
Payments during the first six months of 2008	(1.4)

Balance as of June 30, 2008	$6.8

2006 and earlier Streamlining Programs
Balance as of December 31, 2007	$5.7
Charges during the first six months of 2008	—
Payments during the first six months of 2008	(1.2)

Balance as of June 30, 2008	$4.5

Total Balance as of June 30, 2008	$14.0

The Company incurred $6.9 million of streamlining expenses during the first six months of 2008 of which all is associated with severance relating to 2008 plans with $6.3 million charged to selling and administrative expenses and $0.6 million charged to cost of sales. The Company incurred $8.6 million of streamlining expenses during the first six months of 2007 of which $6.1 million was charged to selling and administrative expenses and $2.5 million was charged to cost of sales. The Company expended $5.5 million of cash on streamlining activities in the second quarter of 2008. The total balance of $14.0 million is included in other accrued liabilities as of June 30, 2008.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six months ended June 30, 2008 and 2007 (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2008	2007	2007	2008	2008	2007	2007
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$2.1	$0.1	$1.3	$—	$4.2	$0.2	$3.4	$—
Interest cost on the projected benefit obligation	6.9	0.4	7.6	0.3	13.8	0.8	13.3	0.6
Less assumed return on plan assets	(2.4)	—	(3.0)	—	(4.9)	—	(5.5)	—
Amortization of prior service cost	—	—	0.2	2.3	—	—	0.3	2.3
Amortization of net loss	0.3	0.1	0.8	0.1	0.7	0.2	1.6	0.2

Defined benefit plan cost	$6.9	$0.6	$6.9	$2.7	$13.8	$1.2	$13.1	$3.1

Accretion expense as reflected in Selling and administrative expenses and cost of sales	$4.5	$0.4	$4.6	$0.3	$8.9	$0.8	$7.8	$0.6

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $8.5 million to foreign plans in 2008. In the second quarter of 2008, $2.1 million was contributed to foreign plans. For the six months ended June 30, 2008, $4.3 million was contributed to foreign plans. There have been no contributions and there are no expected contributions for domestic plans.

Note 14. Related Party Transactions

Presented within the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2007, are Net Transfers from Trane or Trane affiliates which include the following types of transactions:

(Amounts in Millions)
Net cash receipts on loans due to/from Trane and affiliates	$213.1
Other net receipts, including Trane and affiliate allocations	23.4
Dividends paid to Trane and affiliates	(48.0)

Net Cash Transfers from Trane and Trane affiliates	$188.5

Net cash receipts on loans to/from Trane and affiliates represents the amount of cash that was either provided to the Company in order to fund working capital requirements as well as capital expenditures or cash surplus provided from the Company to other Trane entities. Net interest expense totaling to $0.5 and $0.9 million for the three and six months ended June 30, 2007 is included in the accompanying Consolidated Statement of Income. All interest rates are deemed to be at or near market rates except for the interest rates carrying zero percent interest rates. There were no loans outstanding as of June 30, 2008.

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

Productivity

The Company identifies the impact of key productivity programs in the areas of materials procurement, labor and other programs. The successful execution of these programs is important to offset the impacts of price decreases, commodity inflation and other cost escalations.

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

Results of Operations

The following discussion and analysis addresses changes in sales, gross profit, expenses and pre-tax income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. Approximately 94% of WABCO sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in US Dollars. Quarter-over-quarter changes in sales, expenses and net income for 2008 compared with 2007 are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange translation effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding the operational performance of the business. Management believes this data is also useful to shareholders for the same reason. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

Second Quarter Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Three months ended June 30,
				Excluding foreign exchange translation
	2008	2007	% change reported	2008 adjusted Amount	% change adjusted
Sales	$772.9	$582.3	32.7%	$676.8	16.2%
Cost of sales	560.6	430.4	30.3%	492.8	14.5%

Gross profit	212.3	151.9	39.8%	184.0	21.1%
Operating expenses	127.9	102.4	24.9%	111.9	9.3%

Operating income	84.4	49.5	70.5%	72.1	45.7%
Equity in net (income) of unconsolidated joint ventures	(2.5)	(4.0)	*	(2.3)	*
Other non-operating expense, net	1.9	2.3	*	1.8	*
Interest (income)/expense, net	(0.4)	0.6	*	(0.5)	*

Income before income taxes	85.4	50.6	68.8%	73.1	44.5%
Income taxes	18.4	19.5	(5.6)%	14.3	(26.7)%

Net income	$67.0	$31.1	115.4%	$58.8	89.1%

*	Percentage change not meaningful

Sales

Sales for the second quarter of 2008 were $772.9 million, an increase of 32.7% (16.2% excluding favorable foreign currency translation effects) from $582.3 million in 2007. The increase was attributable primarily to increased commercial vehicle production in Europe, expanded content per vehicle including new applications and global expansion. Sales in Europe, our largest market, increased approximately 33.3% (16.0% excluding favorable foreign currency translation effects). In Asia and South America sales increased 47.0% and 36.2%, respectively (35.4% and 13.6% excluding favorable foreign currency translation effects, respectively). The sales growth in Asia, which based on our estimates outperformed the markets in all countries within Asia, was driven by an increase in China sales of 77.3% (60.8% excluding favorable foreign currency translation effects), through continued content growth, in addition to the increasing penetration of ABS in India. Sales increased 5.3% in North America, which was driven by the growth in our compressors joint venture. Total aftermarket sales growth (included in the above sales number) in the quarter was 27.2% (11.5% excluding the favorable effects of foreign currency translation effects), which was driven by stronger demand in the independent aftermarket channels as well as the benefit of additional working days versus the second quarter of 2007.

Gross Profit

Gross profit increased by $60.4 million (an increase of $32.1 million excluding favorable foreign currency translation effects) in the second quarter of 2008 as compared with the second quarter of 2007. Gross profit included approximately $6.6 million of foreign currency transaction losses related mainly to the purchase of materials and sale of products in countries (with different currencies) outside of the country where they are manufactured. Gross profit benefited from productivity improvements of approximately $28.2 million, volume and mix increases of approximately $24.2 million primarily attributable to the sales increase discussed above, and lower separation and streamlining expenses of $2.1 million. These improvements were partially offset by sales price decreases of $12.9 million and labor and other cost escalation of approximately $2.9 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $25.5 million ($9.5 million excluding unfavorable foreign currency translation effects) in the second quarter of 2008 as compared to the second quarter of 2007. The increase in operating expense was driven by labor cost inflation and escalation, investments in product development and other cost increases of approximately $15.2 million partially offset by decreases of $5.7 million relating to separation and streamlining expenses, as discussed below.

Streamlining Expenses

The Company incurred $5.8 million of streamlining expenses during the second quarter of 2008 which is associated with severance with $5.5 million charged to selling and administrative expenses and $0.3 million charged to cost of sales. The Company incurred $7.8 million of streamlining expenses during the second quarter of 2007 of which $5.3 million was charged to selling and administrative expenses and $2.5 million was charged to cost of sales.

Equity in Net (Income) of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $1.5 million ($1.7 million excluding foreign currency translation effects) in the second quarter of 2008 as compared to the second quarter of 2007. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”). While the brakes business of SCL continued to perform well, there were losses encountered by subsidiaries of SCL unrelated to the brakes business.

Other Non-Operating Expense, Net

Other non-operating expense, net decreased by $0.4 million ($0.5 million excluding foreign currency translation effects) in the second quarter 2008 as compared to the second quarter of 2007. The decrease was primarily attributable to the reduction of the loss on sale of receivable discount fees as a result of discontinuing the Trane accounts receivable securitization program in the second quarter of 2007.

Interest (Income)/Expense, Net

Interest (income)/expense, net improved by $1.0 million (an improvement of $1.1 million excluding foreign exchange translation effects) to $(0.4) million in the second quarter of 2008 compared to $0.6 million in the second quarter of 2007. The improvement is largely driven by a more favorable net cash position in the second quarter of 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for the second quarter of 2008 was $18.4 million, or 21.5% of pre-tax income, compared with a provision of $19.5 million, or 38.5% of pre-tax income in the second quarter of 2007. The effective tax rate for the second quarter of 2008 decreased primarily due to benefits associated with foreign tax planning and lower statutory tax rates mainly in Germany which were effective January 1, 2008.

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

Year to Date Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Six months ended June 30,
				Excluding foreign exchange translation
	2008	2007	% change reported	2008 adjusted Amount	% change adjusted
Sales	$1,478.3	$1,141.1	29.6%	$1,302.4	14.1%
Cost of sales	1,070.0	836.5	27.9%	945.9	13.1%

Gross profit	408.3	304.6	34.0%	356.5	17.0%
Operating expenses	240.3	192.4	24.9%	211.2	9.8%

Operating income	168.0	112.2	49.7%	145.3	29.5%
Equity in net (income) of unconsolidated joint ventures	(3.1)	(8.8)	*	(3.1)	*
Other non-operating expense, net	4.4	6.4	*	4.2	*
Interest (income)/expense, net	(1.0)	3.0	*	(1.8)	*

Income before income taxes	167.7	111.6	50.3%	146.0	30.8%
Income taxes	39.4	40.4	(2.5)%	35.5	(12.1)%

Net income	$128.3	$71.2	80.2%	$110.5	55.2%

*	Percentage change not meaningful

Sales

Sales for the first half of 2008 were $1,478.3 million, an increase of 29.6% (14.1% excluding favorable foreign currency translation effects) from $1,141.1 million in 2007. The increase was attributable primarily to increased commercial vehicle production in Europe, expanded content per vehicle including new applications and global expansion. Sales in Europe, our largest market, increased approximately 30.0% (14.0% excluding favorable foreign currency translation effects). In Asia sales increased 47.3% (35.8% excluding favorable foreign currency translation effects). The sales growth in Asia was driven by an increase in China sales of 88.5% (72.4% excluding favorable foreign currency translation effects) which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales growth (included in the above sales numbers) in the first six months was 23.1% (8.6% excluding the favorable effects of foreign currency translation effects), which was driven by stronger demand in the independent aftermarket channels, partially offset by weaker demand in the Original Equipment Supply channel.

Gross Profit

Gross profit increased by $103.7 million (an increase of $51.9 million excluding favorable foreign currency translation effects) in first six months of 2008 as compared with the first six months of 2007. Gross profit included approximately $14.0 million of foreign currency transaction losses related mainly to the purchase of materials and sale of products in countries (with different currencies) outside of the country where they are manufactured. Gross profit benefited from productivity improvements of approximately $57.3 million, volume and mix increases of approximately $42.8 million primarily attributable to the sales increase discussed above, and a reduction in separation and streamlining expenses of $1.5 million. These improvements were partially offset by sales price decreases of $29.7 million and labor and other cost escalation of approximately $6.0 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $47.9 million ($18.8 million excluding unfavorable foreign currency translation effects) in the first six months of 2008 as compared to the first six months of 2007. The increase in operating expense was driven by labor cost inflation, investments in product development and escalation of approximately $18.3 million, and $0.5 million increased separation and streamlining expenses, as discussed below.

Streamlining Expenses

The Company incurred $6.9 million of streamlining expenses during the first six months of 2008 which is associated with severance with $6.3 million charged to selling and administrative expenses and $0.6 million charged to cost of sales. The Company incurred $8.7 million of streamlining expenses during the first six months of 2007 of which $6.2 million was charged to selling and administrative expenses and $2.5 million was charged to cost of sales.

Equity in Net (Income) of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $5.7 million ($5.7 million excluding foreign currency translation effects) in the first six months of 2008 as compared to the first six months of 2007. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”). WABCO had to recognize a loss in the first quarter of $0.5 million for SCL. While the brakes business of SCL continued to perform well, there were losses encountered by subsidiaries of SCL unrelated to the brakes business.

Other Non-Operating Expense, Net

Other non-operating expense, net decreased by $2.0 million ($2.2 million excluding foreign currency translation effects) in the first six months 2008 as compared to the first six months of 2007. The decrease was primarily attributable to the reduction of the receivable discount fees as a result of discontinuing the Trane accounts receivable securitization program in the second quarter of 2007.

Interest (Income)/Expense, Net

Interest (income)/expense, net improved by $4.0 million (an improvement of $4.8 million excluding foreign exchange translation effects) to $(1.0) million in the first six months of 2008 compared to $3.0 million in the first six months of 2007. The improvement is largely driven by a more favorable net cash position in the first and second quarters 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for the first six months of 2008 was $39.4 million, or 23.5% of pre-tax income, compared with a provision of $40.4 million, or 36.2% of pre-tax income in the first six months of 2007. The effective tax rate for the first six months of 2008 decreased primarily due to benefits associated with foreign tax planning and lower statutory tax rates mainly in Germany which were effective January 1, 2008.

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

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $141.8 million in the first six months of 2008, compared with net cash used by operating activities of $123.2 million in the first six months of 2007. Last year’s operating activities were significantly impacted by the Company’s withdrawal from Trane’s asset securitization programs. The impact on the net cash of terminating these arrangements amounted to $(216.1) million: a $(169.5) million impact from accounts receivable, $19.1 million from other current assets and $(65.7) million from other accrued liabilities.

In investing activities, the Company made capital expenditures of $36.7 million in the first six months of 2008 as compared to capital expenditures of $28.1 million in the first six months of 2007. Our capital expenditures for 2008 include $16.5 million of investments in tooling and $17.1 million on plant and equipment, and $3.1 million in computer software. This compared with $14.5 million of investments in tooling, $9.6 million on plant and equipment, and $4.0 million in computer software during the first six months of 2007.

The net cash provided by financing activities during the first six months of 2008 amounted to $6.7 million compared with the first six months of 2007 which resulted in net cash used of $169.9 million. An additional $96.0 million was borrowed primarily to finance the share repurchase program. Last year’s financing activities primarily resulted from the transfers made from Trane and its affiliates.

As of June 30, 2008, our total third party indebtedness was $218.1 million consisting primarily of $212.0 million of long term debt borrowed under our $800 million five-year credit facility which is discussed in Note 8 – Debt. Also, a subsidiary in Japan had borrowings from banks totaling $4.2 million, which supports local working capital requirements.

The Company has paid quarterly dividends of $4.6 million and $4.7 million on June 20, 2008 and March 20, 2008, respectively. These dividends were funded via a drawdown on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement.

The Company’s Board of Directors has approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first six months of 2008, the Company repurchased $99.9 million of shares of which $6.2 million was not settled until after June 30, 2008. At June 30, 2008, the Company had the authority to make an additional $277.2 million of share repurchases. The Company received option proceeds during the first six months of 2008 of $18.2 million.

We employ several means to manage the Company’s liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, the use of operating leases, and the accounts receivable securitization program.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our primary bank credit agreement and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility are being used to fund repurchases of our shares, to pay dividends and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 8 – Warranties, Guarantees, Commitments and Contingencies. Up to $100 million under this facility may be used for issuing letters of credit of which $98.8 million was unused as of June 30, 2008, and up to $75 million for same-day borrowings.

We have a Euro 50 million ($79.0 million at June 30, 2008 exchange rates), 364 day credit agreement dated November 28, 2007. As of June 30, 2008, there was no balance outstanding under this facility

On March 7, 2008, we also entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling Euro 200 million ($315.9 million at June 30, 2008 exchange rates).

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: ratio of Consolidated Total Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), the ratio of Consolidated EBITDA to Consolidated Interest Expense and a liquidity test. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. For additional information relating to the terms of the credit agreement please refer to the Form 8-K filed by Trane on June 5, 2007. The balance outstanding on this facility on June 30, 2008, is $212.0 million. The Company has the ability to borrow an additional $586.8 million under this facility.

As of June 30, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Cross Currency Swap

The unsecured, 364 day €100.0 million credit facility entered into in March 2008 with Rabobank (discussed above under credit agreements), included a requirement to draw down on the facility within a certain time period to avoid termination of the facility. Therefore, the full €100.0 million, or $156.5 million US dollars, was drawn down on July 31, 2008 and used to pay down the five-year $800 million, multi-currency revolving credit facility expiring on July 2012. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. In order to avoid foreign currency risk associated with the Euro denominated borrowing, the Company entered into a cross currency swap with Rabobank on July 29, 2008, and designated the swap as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the Euro and the US dollar. The fair value hedge is expected to be highly effective and therefore we expect any volatility resulting from translating the hedged debt into US dollars and the remeasurement of the swap to have no material financial statement effect.

Accounts Receivable Financing Facility

On April 28, 2008, the Company established an accounts receivable financing facility in Europe with two major international banks. No receivables have been sold into the program as of June 30, 2008. For additional information relating to the terms of this agreement refer to Note 4.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the quarter ended June 30, 2008; however, we have established an accounts receivable financing facility on April 28, 2008 that will be classified as an off-balance sheet arrangement when utilized.

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations and unfunded pension and post-retirement benefit plans that were summarized in a table of aggregate contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those obligations since December 31, 2007.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no significant changes to the legal proceedings disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. A summary of the repurchase activity for the first six months of 2008 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	—	—	—	—
February 1-February 29	180,000	$43.64	180,000	$369,316,271
March 1-March 31	554,200	$43.35	554,200	$345,294,165

Total first quarter	734,200	$43.42	734,200

April 1-April 30	422,800	$44.98	422,800	$326,275,871
May 1-May 31	362,900	$50.02	362,900	$308,124,834
June 1-June 30	603,566	$51.17	603,566	$277,242,594

Total second quarter	1,389,266	$48.98	1,389,266

Total through June 30, 2008	2,123,466	$47.06	2,123,466

(a)	The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance of $277,242,594 under that authorization as of June 30, 2008, will continue to be used to repurchase shares in the future.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 28, 2008.

(b)	Election of Directors – Voting Results.

Nominee	Votes For	Votes Withheld
G. Peter D’Aloia	45,512,958	19,368,447

Juergen W. Gromer	44,340,102	18,541,303

Other Directors Continuing in Office
James F. Hardymon

Jacques Esculier

Michael T. Smith

John F. Fiedler

Kenneth J. Martin

Donald J. Stebbins

(c)	Additional Matters Voted Upon.

Ratification of the appointment of Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
62,768,819	82,138	30,447	0

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

August 7, 2008

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

10.1	Receivables Purchase Agreement, dated April 28, 2008, by and between Tulip Asset Purchase Company B/V. and WABCO Funding SPRL (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File no. 0001-33332), filed on May 2, 2008).

10.2	Receivables Sale Agreement, dated April 28, 2008, by and between WABCO Fahrzeugsysteme GmbH and WABCO Funding SPRL (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File no. 0001-33332), filed on May 2, 2008).

10.3	Receivables Sale Agreement, dated April 28, 2008, by and between WABCO France S.A.S. and ABN AMRO Bank N.V., Amsterdam Branch (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File no. 0001-33332), filed on May 2, 2008).

10.4	Receivables Securitization Deed, dated April 28, 2008, by and between WABCO Automotive U.K. Limited and WABCO Funding SPRL (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File no. 0001-33332), filed on May 2, 2008).

10.5	Guarantee Agreement, dated April 28, 2008, by and between Tulip Asset Purchase Company B.V. and ABN AMRO Bank N.V. (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File no. 0001-33332), filed on May 2, 2008).

10.6	Amended Employment Agreement of Ulrich Michel, dated May 27, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File no. 0001-33332), filed on June 6, 2008).

10.7	Employment Agreement by and between WABCO Expats Inc. and Alfred Farha, dated April 25, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.