Form 10-Q
period 2008-09-30
WABCO Holdings Inc.
filed 2008-11-06
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes            ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at November 3, 2008	69,920,036

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2008	2007	2008	2007
Sales	$655.0	$595.5	$2,133.3	$1,736.6
Cost of sales	480.2	437.6	1,550.2	1,274.1

Gross Profit	174.8	157.9	583.1	462.5
Costs and expenses:
Selling and administrative expenses	86.1	73.8	267.0	217.0
Product engineering expenses	23.3	23.3	74.8	64.4
Other operating expense, net	3.2	6.2	11.1	14.1

Operating Income	62.2	54.6	230.2	167.0
Equity (income)/loss of unconsolidated joint ventures	(5.0)	1.8	(8.1)	(7.0)
Other non-operating expense, net	1.3	1.0	5.7	7.7
Interest (income)/expense, net	(1.8)	2.1	(2.8)	5.0

Income before income taxes	67.7	49.7	235.4	161.3
Income taxes	4.0	50.0	43.4	90.2

Net income / (loss)	$63.7	$(0.3)	$192.0	$71.1

Net income / (loss) per common share
Basic	$0.99	$(0.0)	$2.93	$1.04
Diluted	$0.97	$(0.0)	$2.89	$1.02
Cash dividends per share of common stock	$0.07	$0.07	$0.21	$0.07
Common shares outstanding
Basic	64,501,931	68,064,081	65,499,553	68,109,003
Diluted	65,350,990	68,064,081	66,477,898	69,564,303

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$306.9	$183.2
Accounts receivable, less allowance for doubtful accounts—$6.6 in 2008; $6.4 in 2007	442.7	464.6
Inventories:
Finished products	84.5	86.0
Products in process	7.7	8.1
Raw materials	95.0	83.3
Future income tax benefits	7.9	8.0
Other current assets	62.2	54.2

Total current assets	1,006.9	887.4
Facilities, less accumulated depreciation	337.1	336.2
Goodwill	369.4	376.8
Capitalized software costs, less accumulated amortization—$141.8 in 2008; $129.1 in 2007	26.6	35.1
Long-term future income tax benefits	40.8	40.7
Investments in unconsolidated joint ventures	78.5	83.0
Other assets	28.4	35.0

TOTAL ASSETS	$1,887.7	$1,794.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$6.9	$10.2
Accounts payable	172.0	193.5
Accrued payroll	113.5	100.1
Current portion of warranties	56.9	49.7
Taxes on income	5.9	12.8
Indemnification liabilities	11.7	26.4
Other accrued liabilities	104.6	91.6

Total current liabilities	471.5	484.3
Long-term debt	202.3	116.0
Post-retirement benefits	327.7	334.1
Deferred tax liabilities	25.6	25.6
Minority interest	15.0	13.5
Long-term indemnification liabilities	51.3	55.6
Long-term income tax liabilities	92.7	95.6
Other liabilities	65.9	61.9

Total liabilities	1,252.0	1,186.6
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,919,246 in 2008; 69,100,909 in 2007; and shares outstanding: 63,962,440 in 2008; 66,528,209 in 2007	0.7	0.7
Capital surplus	576.4	548.3
Treasury stock, at cost: 5,956,806 shares in 2008; 2,572,700 shares in 2007	(276.3)	(122.8)
Retained earnings	254.7	76.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	101.6	128.6
Unrealized losses on benefit plans, net of tax	(21.4)	(23.6)

Total shareholders’ equity	635.7	607.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,887.7	$1,794.2

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2008	2007
Operating activities:
Net income	$192.0	$71.1
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	56.2	46.7
Amortization of capitalized software and other intangibles	19.3	22.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.2)	(0.6)
Non-cash stock compensation	6.7	3.0
(Gain)/loss on sale of facilities	(0.7)	2.6
Changes in assets and liabilities:
Accounts receivable	9.6	(218.3)
Inventories	(13.9)	(33.9)
Accounts payable	(18.8)	31.3
Other accrued liabilities and taxes	12.4	2.3
Post-retirement benefits	(0.5)	(2.0)
Other current and long-term assets	(10.8)	(8.9)
Other long-term liabilities	(3.6)	7.7

Net cash provided/(used) by operating activities	245.7	(76.8)

Investing activities:
Purchases of property, plant and equipment	(57.7)	(38.1)
Investments in capitalized software	(4.5)	(7.0)

Net cash used in investing activities	(62.2)	(45.1)

Financing activities:
Net borrowings/(repayments) of long-term debt	98.4	(59.6)
Net (repayments)/borrowings of short-term debt	(3.8)	55.8
Purchases of treasury stock	(150.8)	(29.3)
Dividend payments	(13.8)	(4.8)
Proceeds from exercise of stock options	21.4	4.4
Net transfers from Trane or Trane affiliated entities	—	281.0

Net cash (used)/provided by financing activities	(48.6)	247.5

Effect of exchange rate changes on cash and cash equivalents	(11.2)	4.7

Net increase in cash and cash equivalents	123.7	130.3
Cash and cash equivalents at beginning of period	183.2	34.8

Cash and cash equivalents at end of period	$306.9	$165.1

Cash paid during the period for:
Interest	$4.0	$10.2
Income taxes	$78.3	$33.2
Non Cash Items for the period:
Treasury stock repurchase accrual	$2.7	$6.3
VAT receivables transferred from Trane	$—	$6.8
Tax reserves and separation taxes transferred from Trane	$—	$98.1

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commision. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Prior to July 31, 2007, the historical financial statements have been derived from the financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane’s net investment in the Vehicle Control Systems segment through July 31, 2007. Historically, stand-alone financial statements have not been prepared for the Vehicle Control Systems segment. The accompanying financial statements include allocations of costs that were incurred by Trane for functions such as corporate human resources, finance and legal through July 31, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying financial statements for these functions amounted to $1.9 million for the three months ended September 30, 2007 and $12.9 million for the nine months ended September 30, 2007. These costs are included in selling and administrative expenses in the accompanying financial statements. The primary driver underlying these allocations was total WABCO revenue as a percentage of the total consolidated revenue of Trane. Management believes the assumptions underlying the allocations included in the financial statements are reasonable.

The historical financial statements through July 31, 2007 include the accounts of certain majority-owned subsidiaries of Trane, and intercompany transactions are eliminated. Subsequent to the Separation, all majority-owned subsidiaries of WABCO are included in the financial statements, and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the accompanying financial statements.

Historically, WABCO’s operations have been substantially funded through Trane’s primary bank credit agreement via either intercompany loans or intercompany advances. The accompanying financial statements through July 31, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2007, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2008.

Note 2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 during the first quarter of 2008 and the impact of adoption was immaterial to the Company’s financial statements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 during the first quarter of 2008 and there was no impact of adoption to the Company’s financial statements as the Company elected not to measure any additional assets or liabilities at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. The Company believes that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in the financial statement presentation may be required.

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

NOTE 3. Comprehensive Income / (Loss)

Total comprehensive income consisted of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income / (loss)	$63.7	$(0.3)	$192.0	$71.1
Foreign currency translation effects	(83.9)	16.1	(27.0)	23.1
Foreign currency translation on benefit plans, net	2.0	—	2.2	—

Total comprehensive income / (loss)	$(18.2)	$15.8	$167.2	$94.2

NOTE 4. Accounts Receivable Financing Facility

On April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks – ABN AMRO N.V. (“ABN AMRO”) and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”). Certain of the Company’s French, German and English subsidiaries would participate as sellers in the program (the “participating sellers”). The maximum funding from receivables that may be sold into the facility will be €150 million ($216.5 million at September 30 exchange rates). The term of the facility is indefinite assuming WABCO and the participating sellers are in compliance with their facility covenants.

To establish the financing facility, a special-purpose entity (“SPE”) has been formed that would be included in the consolidated financial statements, whose sole purpose is buying and selling receivables generated by the participating sellers.

Under the facility, the German and English participating sellers would sell, irrevocably and without recourse, all eligible accounts receivable to the SPE at a discount, and the SPE would, in turn, sell such accounts receivable, or undivided ownership interests in them, to a conduit administered by ABN AMRO. The French participating seller would first transfer its eligible accounts receivable to ABN AMRO, who would then resell such accounts receivable to the SPE at a discount. The assets of the SPE will not be assets of the Company or any of its subsidiaries, and will not be available to satisfy claims of any creditors of the Company or any creditors of the Company’s subsidiaries. The participating sellers would receive a fixed price relating to the nominal value of the receivables sold, under a formula prescribed in the applicable receivables sale agreement. The conduit that would purchase the interests in the accounts receivable from the SPE would obtain the funds required to purchase such interests by selling commercial paper to third-party investors. In addition, the participating sellers would have ongoing servicing obligations (including receivables collection and administration) under the facility, and each participating seller would be required to maintain insurance coverage for the facility. The Company would enter into a guarantee agreement whereby it undertakes to guarantee the servicing obligations and covenants of each participating seller.

Assuming receivables are sold under this facility, these receivables sold would be removed from the balance sheet since they would meet the applicable criteria of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest would be recorded at fair value in the Company’s consolidated balance sheet. To the extent that the cash received and value of the retained interest is less or greater than the net book value of the receivables sold, losses or gains would be recognized at the time of the sale. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement. No receivables have been sold into the financing facility as of September 30, 2008.

NOTE 5. Net Income Per Share

Basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 849,059 weighted average incremental shares for the three months ended September 30, 2008 and none for the three months ended September 30, 2007 since the impact would be anti-dilutive. The computation included 978,345 and 1,455,300 weighted average incremental shares for the nine months ended September 30, 2008 and September 30, 2007. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three month period ended September 30, 2008 excluded 988,193 shares due to their anti-dilutive effect. The nine month periods ended September 30, 2008 and 2007 excluded 978,262 and 61,367 shares, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the periods ended September 30, 2008.

NOTE 6. Capital Stock

On September 19, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of September 3, 2008, and totaled $4.5 million. On June 20, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of June 3, 2008, and totaled $4.6 million. On March 20, 2008, a dividend of $0.07 per share of common stock was paid to shareholders of record as of March 3, 2008, and totaled $4.7 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first nine months of 2008.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209
Shares issued upon exercise of stock options	788,809	—	788,809
Shares purchased for treasury	—	(3,384,106)	(3,384,106)
Other shares issued or (reacquired), net	29,528	—	29,528

Balance, September 30, 2008	69,919,246	(5,956,806)	63,962,440

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2008, no shares have been reissued. At September 30, 2008, the Company had an unexpended balance of $223.7 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial market conditions and other factors.

NOTE 7. Stock-Based Compensation

On January 1, 2006, as a wholly-owned subsidiary of Trane, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended September 30, 2008, and 2007, and the nine month period ended September 30, 2008, and 2007, of $2.1 million and $1.6 million, and $6.7 and $3.0 million, respectively, has been included in the Consolidated Statements of Income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane common stock options, WABCO common stock options and restricted stock units (or “RSUs”) only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arose as a result of the Distribution and are not reflected in compensation expense recognized by the Company.

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

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	712,112	$42.43	$11.10	594,647	$47.57	$13.50
RSUs Granted	113,463	$—	$42.47	84,679	$—	$48.64

Total Awards	825,575			679,326

The options granted in 2007 are exercisable in equal annual installments over a period of three years. Options for 438,140 shares granted in 2008 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. The RSUs granted in 2007 and 109,519 RSUs granted in 2008 vest ratably over a period of three years. 3,944 RSUs granted in 2008 will vest 66% after 2 years with the remaining 34% vesting after 3 years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

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

The following table summarizes the significant assumptions used for the grants during the three and nine month periods ended September 30, 2008 and 2007.

Assumption	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.18%	4.50%	2.78%	4.59%
Expected volatility	26.0%	26.0%	26.0%	26.0%
Expected holding period	5 Years	5 Years	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%	4.0%	4.0%
Dividend yield	0.63%	0.57%	0.66%	0.99%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. Due to the short period of time that WABCO has been a separate company, WABCO continued to use the same assumptions as Trane for volatility, expected holding period and forfeiture rate for the current period. In the period prior to Separation, Trane reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, Trane chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate in 2008 and Trane’s expected dividend yield in 2007. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2008 and will be used for future grants. As of September 30, 2008, no new grants were issued using the new assumptions. It is not expected that the use of these new assumptions will have a material impact to the Statement of Income with regard to future stock option grants.

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

NOTE 8. Debt

Credit Facilities

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 under the heading “Contingencies”. The balance outstanding on this facility on September 30, 2008, is $58.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.3 million is unused as of September 30, 2008. The Company has the ability to borrow an additional $739.3 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above LIBOR (3.93% at September 30, 2008) are subject to adjustments should the Company’s leverage ratio change. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

In November 2007, WABCO entered into a €50 million ($72.2 million at September 30, 2008 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays a facility fee of 0.10% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.55%. There is no outstanding balance on this facility as of September 30, 2008.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility ($144.3 million at September 30 exchange rates) with ABN AMRO. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays a facility fee of 0.10% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.40%. The interest rate spreads above LIBOR and the facility fee are subject to adjustments should the Company’s leverage ratio change. There is no outstanding balance on this facility as of September 30, 2008.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility ($144.3 million at September 30 exchange rates) with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder would bear interest initially at the Euro Interbank Offered Rate (“EURIBOR”) plus 0.50%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. The balance outstanding on this facility on September 30, 2008, is $144.3 million. See below for further details on the cross currency swap.

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a 3 to 1 ratio of Consolidated Net Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for certain items, a 3 to 1 ratio of Consolidated EBITDA to Consolidated Net Interest Expense, and a liquidity test. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of September 30, 2008, the Company was in compliance with all the covenants contained in these credit agreements. For further details see Note 9 - Warranties, Guarantees, Commitments and Contingencies and Item 1A. Risk Factors.

Also, a subsidiary in Japan had borrowings from banks totaling $4.3 million. This loan supports local working capital requirements.

On July 29, 2008, the Company entered into a cross currency swap to hedge the changes in the fair value of its €100.0 million ($144.3 million at September 30, 2008 exchange rates) loan from Rabobank relating to changes in foreign currency exchange rates between the Euro and US dollar. Each of the critical terms in the cross currency swap, including the maturity date on the swap contract, match those of the underlying debt. Under the cross currency swap, the Company pays a one month floating rate of 3.20875% on a notional amount of $156.5 million and receives a one month floating rate of 5.035% on a notional amount of €100.0 million. The cross currency swap is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the Euro and the US dollar. The Euro interest received on the swap is accrued and recorded as an offset to the Euro interest expense accrued and recorded on the underlying debt. The US dollar interest paid on the swap is accrued and recorded as interest expense. The changes in the fair value of the swap are accrued and recorded as an offset to the changes in fair value of the underlying debt included in other non-operating expense, net. The fair value hedge is highly effective and therefore there is minimal effect on current earnings. As of September 30, 2008, the fair market value of the cross currency swap, measured using Level 2 inputs under SFAS 157, resulted in a recorded liability of approximately $12.1 million and is classified as long term within other liabilities on the balance sheet. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. The balance outstanding on this cross currency swap is classified as long-term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility.

Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The Company’s current derivative instruments are with counterparties rated very highly by nationally recognized credit rating agencies.

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

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2008 and 2007 (amounts in millions).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance of warranty costs accrued, beginning of period	$64.2	$46.9	$54.0	$40.5
Warranty costs accrued	7.9	8.5	27.0	29.1
Warranty claims settled	(6.1)	(8.4)	(19.2)	(23.6)
Foreign exchange translation effects	(5.5)	2.2	(1.3)	3.2

Balance of warranty costs accrued, end of period	$60.5	$49.2	$60.5	$49.2

Current portion included in current liabilities	$56.9	$45.2	$56.9	$45.2
Long-term warranty liability	$3.6	$4.0	$3.6	$4.0

Guarantees and Commitments

General

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

Commitments

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture Sundaram-Clayton Limited (“SCL”). This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (India) Ltd. (“WABCO-TVS”), the shares of which were allocated proportionately in May 2008 to existing SCL shareholders and were listed in India as of October 1, 2008. Subsequent to the demerger, within a period of two years from such listing, TVS will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS is expected to increase to approximately 75%. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Similarly, during this same period, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free, but that the subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfer. The Company continues to work with its tax advisors to validate the intended US tax treatment of the planned transactions. Additionally, depending on the trading share prices of SCL and WABCO-TVS at the time of transfer of shares, the Company may have to remit or may receive some amount of cash to or from TVS and a gain or loss on the transaction may be recognized in the income statement.

Contingencies

General

From time to time, WABCO is party to a number of pending legal proceedings. WABCO is also subject to federal, state, local and foreign environmental laws and regulations and is involved in environmental proceedings concerning the investigation and remediation of certain sites, including certain facilities that are closed. In those instances where it is probable as a result of such proceedings that WABCO will incur costs that can be reasonably determined, WABCO has recorded a liability. The impact of these environmental matters is not significant to the Company as of September 30, 2008.

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

We expect that this investigation will result in the imposition of a fine; however, we are unable to reasonably estimate the loss or range of loss that may result from this matter for the reasons that follow. The European Commission adopted new fining guidelines (the “2006 Guidelines”) which apply in all cases in which a Statement of Objections is issued after September 2006. The 2006 Guidelines confer on the Commission considerable discretion enabling it to impose higher fines than those which would have resulted from application of the prior fining guidelines. Under the 2006 Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement relates, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including discretion as to the determination of the “basic amount,” evaluation of the aggravating and mitigating circumstances and the availability of leniency and the assessment of the overall deterrent effect of the fine. There have been a number of recent decisions in which the Commission has imposed fines under the 2006 Guidelines. However, only two decisions have been published, and neither contains guidance sufficient to allow us to ascertain how the Commission would apply the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine would be significant primarily due to the breadth of the allegations and the alleged duration of the infringement. American Standard and its charged European subsidiaries have presented defenses to the allegations in the Statement of Objections and WABCO Europe BVBA did so at an oral hearing with the European Commission, and it is not possible to judge the impact of these defenses on the final outcome.

In any event, Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. Based on American Standard’s reported worldwide revenue in 2006, if the maximum fine were levied, the total liability would be approximately $1.1 billion subject to a probable reduction for leniency of at least 20% provided the leniency applicant fulfils all conditions set forth in the Commission’s leniency notice. The maximum fine is likely to be approximately the same if the Commission were to base its calculations on the 2007 American Standard worldwide revenue as reported which includes twelve months of sales for Trane, seven months of sales for WABCO, and ten months of sales for Bath and Kitchen. Both the 2006 and 2007 calculations are computed based on current euro/dollar exchange rates. The effect, if any, of the spin-off of WABCO from American Standard and the sale of its Bath and Kitchen business, both of which occurred in 2007, on the calculation of such 10% liability cap is unclear. In any event, the fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. As discussed in more detail below, and based upon its views of the current business climate, the Company believes it has sufficient funds available under its existing $800 million five-year revolving credit facility, from other existing bank credit facilities, from the accounts receivable financing facility, from its current cash position and from anticipated operating cash flows, to pay the fine and fund the Company’s continuing operations, while still maintaining coverage ratios consistent with the financial covenants in our bank credit facilities and a capital structure in line with its business needs.

The $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the liquidity covenant in the credit agreement. The Company has entered into a €50 million ($72.2 million at September 30, 2008 exchange rates); 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day €100 million credit facilities ($144.3 million each at September 30 exchange rates). There is a balance of $58.0 million outstanding on the $800 million credit facility. There is a balance of $144.3 million outstanding on one of the 364 day €100 million credit facilities. There are no balances outstanding on the remaining facilities as of September 30, 2008. Also, on April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks – ABN AMRO N.V. and Rabobank. The maximum funding from receivables that may be sold into the facility will be €150 million ($216.5 million at September 30 exchange rates). Based upon our view of the current business climate, we believe WABCO’s anticipated ongoing profitability, operating cash flows and financial metrics will enable it to drawdown on its existing credit facilities or access the capital markets to raise additional capital to pay even the maximum fine, if needed, as well as refinance the credit facilities at expiration. As such, credit facility drawdowns undertaken to pay the fine could be integrated into the long term capital structure of the Company. Under these circumstances and assuming no deterioration in the financial condition of our customers and our lenders satisfaction of their obligations under such facilities, we believe that while payment of the fine could materially decrease the Company’s financial flexibility, it will not have a material adverse effect on the financial condition or liquidity of WABCO even at the maximum fine. See also Item 1A. Risk Factors.

Note 10. Income Taxes

Unrecognized tax benefits at September 30, 2008 amounted to $72.2 million related to the WABCO business and $20.5 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business (see Note 11). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. As a result, these unrecognized tax benefits at September 30, 2008 are classified as long-term income tax liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

In conjunction with the Tax Sharing Agreement discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities.

The accompanying September 30, 2008 balance sheet continues to reflect a full valuation allowance for certain foreign NOLs as it has been determined as of September 30, 2008 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The income tax provision includes certain discrete items which had a net positive impact to the effective tax rates of $10.5 million and $7.8 million for the three month and nine month periods ended September 30, 2008, respectively. These items primarily include a $9.9 million reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane resulting from the filing of the Company’s and Trane’s 2007 US Federal income tax returns in September 2008, as well as other immaterial items principally related to recording interest on unrecognized tax benefits and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and tax indemnification liabilities. The accrual for these tax contingencies as of September 30, 2008 is described below.

The tax liabilities as of September 30, 2008 include $20.5 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. The $20.5 million is classified within long-term income tax liabilities on the balance sheet as of September 30, 2008.

The indemnification liabilities include $38.3 million related to non-US entities of Trane’s Bath & Kitchen business for which WABCO has agreed to indemnify Trane. The tax and indemnification liabilities relate to foreign entities of Trane’s Bath & Kitchen business and are applicable to tax years dating back to 2002 that are subject to examination by foreign tax authorities. In addition, the indemnification liabilities include $20.4 million related to the WABCO business for which WABCO has agreed to indemnify Trane. The indemnification liabilities of $38.3 million are comprised of long-term liabilities of $28.7 million and current liabilities of $9.6 million. The $20.4 million is classified as long-term within “Long-term indemnification liabilities” on the balance sheet as of September 30, 2008.

The Tax Sharing Agreement also provides that WABCO is responsible for a remaining balance of $8.1 million of estimated costs as a result of internal corporate reorganization transactions needed to effect the WABCO separation from Trane. This obligation is comprised of income taxes of $4.3 million, non-income taxes of $1.9 million and an indemnification to Trane of $1.9 million. The $4.3 million, $1.9 million and $1.9 million are classified as current liabilities on the balance sheet as of September 30, 2008, within taxes on income, other accrued liabilities, and indemnification liabilities, respectively.

Note 12. Streamlining Expenses

During 2007 and 2008, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance for positions that have been eliminated. The Company accounts for these charges in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of September 30, 2008 (amounts in millions).

2008 Streamlining Programs
Charges during the first nine months of 2008	$11.1
Payments during the first nine months of 2008	(5.6)

Balance as of September 30, 2008	$5.5

2007 Streamlining Programs
Balance as of December 31, 2007	$8.2
Charges during the first nine months of 2008	—
Payments during the first nine months of 2008	(2.2)

Balance as of September 30, 2008	$6.0

2006 and earlier Streamlining Programs
Balance as of December 31, 2007	$5.7
Charges during the first nine months of 2008	—
Payments during the first nine months of 2008	(1.8)

Balance as of September 30, 2008	$3.9

Total Balance as of September 30, 2008	$15.4

The Company incurred $11.1 million of streamlining expenses during the first nine months of 2008 of which all is associated with severance relating to 2008 plans with $9.1 million charged to selling and administrative expenses and $2.0 million charged to cost of sales. The Company incurred $11.3 million of streamlining expenses during the first nine months of 2007 of which $7.9 million was charged to selling and administrative expenses and $3.4 million was charged to cost of sales. The Company expended $1.4 million of cash on streamlining activities in the third quarter of 2008. The total balance of $15.4 million is included in other accrued liabilities as of September 30, 2008. Also see Note 15 – Subsequent Event, for additional information regarding streamlining programs announced subsequent to September 30, 2008.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine months ended September 30, 2008 and 2007 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2008	2007	2007	2008	2008	2007	2007
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during the period	$1.9	$0.1	$5.0	$—	$5.8	$0.3	$8.4	$—
Interest cost on the projected benefit obligation	6.4	0.4	5.1	0.3	19.0	1.2	18.4	1.1
Less assumed return on plan assets	(2.2)	—	(3.2)	—	(6.7)	—	(8.7)	—
Amortization of prior service cost	—	—	(0.1)	—	0.1	—	0.2	2.3
Amortization of net loss	0.3	0.1	0.9	0.1	0.9	0.3	2.5	0.5

Defined benefit plan cost	$6.4	$0.6	$7.7	$0.4	$19.1	$1.8	$20.8	$3.9

Accretion expense as reflected in Selling and administrative expenses and cost of sales	$4.2	$0.4	$1.9	$0.3	$12.3	$1.2	$9.7	$1.1

Amortization of prior service cost is recorded on the straight-line method over the average remaining service period of active participants.

The Company expects to contribute $7.8 million to foreign plans in 2008. In the third quarter of 2008, $2.0 million was contributed to foreign plans. For the nine months ended September 30, 2008, $6.3 million was contributed to foreign plans. There have been no contributions and there are no expected contributions for domestic plans.

Note 14. Related Party Transactions

Presented within the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, are net transfers from Trane or Trane affiliates which include the following types of transactions:

(Amounts in Millions)
Net cash receipts on loans due to/from Trane and affiliates	$288.6
Other net receipts, including Trane and affiliate allocations	40.4
Dividends paid to Trane and affiliates	(48.0)

Net transfers from Trane and Trane affiliates	$281.0

Net cash receipts on loans to/from Trane and affiliates represents the amount of cash that was either provided to the Company in order to fund working capital requirements as well as capital expenditures or cash surplus provided from the Company to other Trane entities. Net interest expense totaling to $1.0 and $1.8 million for the three and nine months ended September 30, 2007 is included in the accompanying Consolidated Statement of Income. All interest rates are deemed to be at or near market rates except for the interest rates carrying zero percent interest rates. There were no loans outstanding as of September 30, 2008.

Note 15. Subsequent Event

Streamlining Program:

On October 28, 2008, the Company commenced a consultative process with works councils and employee representatives regarding intended reductions in the Company’s global workforce by approximately 1,000 positions, in anticipation of a further decrease in demand in the commercial vehicle industry. The Company expects that nearly half of the positions to be eliminated will be through attrition of temporary workers. In many cases, reductions in workforce can only be effected subject to completion of a formal consultation process with works councils in accordance with applicable local laws. The Company estimates that the streamlining charges and related cash payments associated with this activity will range from $45 million to $55 million and would result in anticipated annualized savings of approximately $40 million to $45 million. The Company expects that this activity will be fully completed in the first half of 2009. It is anticipated that the principal categories of associated costs would consist of termination and severance costs, costs associated with the provision of job outplacement services, and other employee benefit related costs.

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

Results of Operations

The following discussion and analysis addresses changes in the statements of income for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. Approximately 94% of WABCO sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in US Dollars. Quarter-over-quarter changes in the statements of income for 2008 compared with 2007 are presented both with and without the effects of foreign currency translation. Changes in the statements of income excluding foreign exchange translation effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with GAAP, but management analyzes the data in this manner because it is useful to them for understanding the operational performance of the business. Management believes this data is also useful to shareholders for the same reason. The changes in sales, expenses and pre-tax income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

Third Quarter Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Three months ended September 30,
				Excluding foreign exchange translation
	2008	2007	%change reported	2008 adjusted Amount	% change adjusted
Sales	$655.0	$595.5	10.0%	$606.3	1.8%
Cost of sales	480.2	437.6	9.7%	446.2	2.0%

Gross profit	174.8	157.9	10.7%	160.1	1.4%
Operating expenses	112.6	103.3	9.0%	103.6	0.3%

Operating income	62.2	54.6	13.9%	56.5	3.5%
Equity in net (income) / loss of unconsolidated joint ventures	(5.0)	1.8	*	(4.8)	*
Other non-operating expense, net	1.3	1.0	30.0%	0.9	(10.0)%
Interest (income)/expense, net	(1.8)	2.1	*	(1.6)	*

Income before income taxes	67.7	49.7	36.2%	62.0	24.7%
Income taxes	4.0	50.0	(92.0)%	3.1	(93.8)%

Net income / (loss)	$63.7	$(0.3)	*	$58.9

*	Percentage change not meaningful

Sales

Sales for the third quarter of 2008 were $655.0 million, an increase of 10.0% (1.8% excluding favorable foreign currency translation effects) from $595.5 million in 2007. The increase was primarily attributable to increased commercial vehicle production in Europe and expanded content per vehicle, partially offset by the drop in trailer demand and the decline in the North American truck & bus market. Sales in Europe, our largest market, increased approximately 8.7% (0.8% excluding favorable foreign currency translation effects). In Asia and South America sales increased 6.5% and 37.2%, respectively (0.7% and 19.1% excluding favorable foreign currency translation effects, respectively). The sales growth in Asia, which based on our estimates outperformed the markets in all countries within Asia, was driven by an increase in Japan sales of 21.6% (11.0% excluding favorable foreign currency translation effects), by continued content growth, and by the increasing penetration of ABS in India. Sales increased 1.4% in North America, which was driven by the growth in our compressors joint venture, partially offset by a decline in sales to our Meritor-Wabco joint venture. Total aftermarket sales growth (included in the above sales number) in the quarter was 10.5% (2.5% excluding the favorable effects of foreign currency translation effects), which was driven by continued growth in the independent aftermarket channels but has been negatively impacted by a slow down in maintenance activities.

We have reduced our full-year projections to reflect our current view of the fourth quarter given recent developments in the global commercial vehicle industry as well as the current situation in the global macro-economy. They incorporate various improvements that we have made since our last projections, impacts of the strengthening US dollar, as well as the degradation in the demand for commercial vehicles we are now seeing in Europe. Based on our solid progress for the first three quarters of 2008 and the slowdown we are seeing thus far in the fourth quarter, we are projecting sales growth for 2008 to be between 5.5% and 6.5% excluding favorable foreign currency translation effects. This reflects an anticipated sales decrease during the fourth quarter in the range of 3% to 7%.

In response to industry reports of a potential slowdown in the demand for new commercial vehicles, the Company implemented a comprehensive profit improvement program in the third quarter. The program covers among other things, certain cost reductions within our operating expenses, as well as our cost of goods sold, which is expected to improve the profits of the Company by approximately $20 million for the second half of the year, of which $4 million was realized in the third quarter.

Gross Profit

Gross profit increased by $16.9 million (an increase of $2.2 million excluding favorable foreign currency translation effects) in the third quarter of 2008 as compared with the third quarter of 2007. Gross profit included approximately $2.0 million of foreign currency transaction gains related mainly to the purchase of materials and sale of products in countries (with different currencies) outside of the country where they are manufactured. Gross profit benefited from productivity improvements of approximately $15.6 million and volume/mix increases of approximately $2.3 million primarily attributable to the sales increase discussed above. These improvements were partially offset by sales price decreases of $13.4 million, labor and other cost escalation of approximately $3.0 million and separation, streamlining and other expenses of $1.3 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $9.3 million ($0.3 million excluding unfavorable foreign currency translation effects) in the third quarter of 2008 as compared to the third quarter of 2007. The increase in operating expense was driven by labor cost inflation and escalation, investments in product development and other cost increases of approximately $4.6 million partially offset by decreases of $4.3 million relating to separation and streamlining expenses.

Streamlining Expenses

The Company incurred $4.2 million of streamlining expenses during the third quarter of 2008 which is associated with severance of which $2.7 million was charged to selling and administrative expenses and $1.5 million was charged to cost of sales. The Company incurred $2.7 million of streamlining expenses during the third quarter of 2007 of which $1.8 million was charged to selling and administrative expenses and $0.9 million was charged to cost of sales.

Equity in Net (Income) of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $6.8 million ($6.6 million excluding foreign currency translation effects) in the third quarter of 2008 as compared to the third quarter of 2007. The increase was primarily driven by the profit of WABCO’s Indian joint ventures SCL and WABCO-TVS of $2.6 million compared to a loss of $3.6 million in the third quarter of 2007. The income from our South African joint venture amounted to $2.1 million in the third quarter of 2008 compared to income of only $0.6 million in the third quarter of 2007.

Other Non-Operating Expense, Net

Other non-operating expense, net increased by $0.3 million (decreased by $0.1 million excluding foreign currency translation effects) in the third quarter of 2008 as compared to the third quarter of 2007.

Interest (Income)/Expense, Net

Interest (income)/expense, net improved by $3.9 million ($3.7 million excluding foreign exchange translation effects) to $(1.8) million in the third quarter of 2008 compared to $2.1 million in the third quarter of 2007. The improvement is largely driven by a more favorable average net cash position in the third quarter of 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for the third quarter of 2008 was $4.0 million, or 5.9% of pre-tax income, compared with a provision of $50.0 million, or 100.6% of pre-tax income in the third quarter of 2007. The effective tax rate for the third quarter of 2008 decreased primarily due to a $9.9 million reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. This reduction results from the filing of the Company’s and Trane’s 2007 US Federal income tax returns in September 2008. This reduction also results from other immaterial items principally related to recording interest on unrecognized tax benefits and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The effective tax rate for the third quarter of 2007 primarily includes a provision of $37.1 million related to the separation of the WABCO business from Trane and a charge of $8.9 million in a deferred tax asset related to the reduction in German tax rates enacted in the third quarter of 2007 but effective January 2008.

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

Year to Date Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Nine months ended September 30,
				Excluding foreign exchange translation
	2008	2007	%change reported	2008 adjusted Amount	% change adjusted
Sales	$2,133.3	$1,736.6	22.8%	$1,908.7	9.9%
Cost of sales	1,550.2	1,274.1	21.7%	1,392.1	9.3%

Gross profit	583.1	462.5	26.1%	516.6	11.7%
Operating expenses	352.9	295.5	19.4%	314.8	6.5%

Operating income	230.2	167.0	37.8%	201.8	20.8%
Equity in net (income) of unconsolidated joint ventures	(8.1)	(7.0)	*	(7.7)	*
Other non-operating expense, net	5.7	7.7	(26.0)%	2.6	(66.2)%
Interest (income)/expense, net	(2.8)	5.0	*	(2.1)	*

Income before income taxes	235.4	161.3	45.9%	209.0	29.6%
Income taxes	43.4	90.2	(51.9)%	38.7	(57.1)%

Net income	$192.0	$71.1	170.0%	$170.3	139.5%

*	Percentage change not meaningful

Sales

Sales for the first nine months of 2008 were $2,133.3 million, an increase of 22.8% (9.9% excluding favorable foreign currency translation effects) from $1,736.6 million in 2007. The increase was attributable primarily to increased commercial vehicle production in Europe, expanded content per vehicle including new applications and global expansion. Sales in Europe, our largest market, increased approximately 22.9% (9.6% excluding favorable foreign currency translation effects). In Asia sales increased 32.1% (22.8% excluding favorable foreign currency translation effects). The sales growth in Asia was driven by an increase in China sales of 55.5% (42.2% excluding favorable foreign currency translation effects) which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales growth (included in the above sales numbers) in the first nine months was 18.7% (6.5% excluding the favorable effects of foreign currency translation effects), which was driven by stronger demand in the independent aftermarket channels, partially offset by weaker demand in the Original Equipment Supply channel.

We have reduced our full-year projections to reflect our current view of the fourth quarter given recent developments in the global commercial vehicle industry as well as the current situation in the global macro-economy. They incorporate various improvements that we have made since our last projections, impacts of the strengthening US dollar, as well as the degradation in the demand for commercial vehicles we are now seeing in Europe. Based on our solid progress for the first three quarters of 2008 and the slowdown we are seeing thus far in the fourth quarter, we are projecting sales growth for 2008 to be between 5.5% and 6.5% excluding favorable foreign currency translation effects. This reflects an anticipated sales decrease during the fourth quarter in the range of 3% to 7%.

In response to industry reports of a potential slowdown in the demand for new commercial vehicles, the Company implemented a comprehensive profit improvement program in the third quarter. The program covers among other things, certain cost reductions within our operating expenses, as well as our cost of goods sold, which is expected to improve the profits of the Company by approximately $20 million for the second half of the year, of which $4 million was realized in the third quarter.

Gross Profit

Gross profit increased by $120.6 million (an increase of $54.1 million excluding favorable foreign currency translation effects) in the first nine months of 2008 as compared with the first nine months of 2007. Gross profit included approximately $7.5 million of foreign currency transaction losses related mainly to the purchase of materials and sale of products in countries (with different currencies) outside of the country where they are manufactured. Gross profit benefited from productivity improvements of approximately $68.3 million, volume/mix increases of approximately $42.5 million primarily attributable to the sales increase discussed above, and a reduction in separation and streamlining expenses of $2.5 million. These improvements were partially offset by sales price decreases of $42.7 million and labor and other cost escalation of approximately $9.0 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $57.4 million ($19.3 million excluding unfavorable foreign currency translation effects) in the first nine months of 2008 as compared to the first nine months of 2007. The increase in operating expense was driven by labor cost inflation of $9.9 million, investments in product development and escalation of approximately $6.9 million, and $2.5 million increased separation and streamlining expenses.

Streamlining Expenses

The Company incurred $11.1 million of streamlining expenses during the first nine months of 2008 which is associated with severance of which $9.1 million was charged to selling and administrative expenses and $2.0 million was charged to cost of sales. The Company incurred $11.3 million of streamlining expenses during the first nine months of 2007 of which $7.9 million was charged to selling and administrative expenses and $3.4 million was charged to cost of sales.

Equity in Net (Income) of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $1.1 million ($0.7 million excluding foreign currency translation effects) in the first nine months of 2008 as compared to the first nine months of 2007. The increase was driven by higher results from our Indian and South African joint ventures of $2.6 million partially offset by a decrease of $1.9 million from our joint venture Meritor-WABCO which was a result of the difficult market conditions in the United States.

Other Non-Operating Expense, Net

Other non-operating expense, net decreased by $2.0 million ($5.1 million excluding foreign currency translation effects) in the first nine months of 2008 as compared to the first nine months of 2007. The decrease was primarily attributable to the reduction of the receivable discount fees as a result of discontinuing the Trane accounts receivable securitization program in the second quarter of 2007.

Interest (Income)/Expense, Net

Interest (income)/expense, net improved by $7.8 million ($7.1 million excluding foreign exchange translation effects) to $(2.8) million in the first nine months of 2008 compared to $5.0 million in the first nine months of 2007. The improvement is largely driven by a more favorable net cash position in 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for the first nine months of 2008 was $43.4 million, or 18.4% of pre-tax income, compared with a provision of $90.2 million, or 55.9% of pre-tax income in the first nine months of 2007. The effective tax rate for the first nine months of 2008 decreased primarily due to a $9.9 million reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. The reduction resulted from the filing of the Company’s and Trane’s 2007 US Federal income tax returns in September 2008, partially offset by a net $2.1 million provision principally related to recording interest on unrecognized tax benefits and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The effective tax rate for the first nine months of 2007 primarily includes a provision of $44.9 million related to the separation of the WABCO business from Trane and a charge of $8.9 million in a deferred tax asset related to the reduction in German tax rates enacted in the third quarter of 2007 but effective January 2008, partially offset by an $8.9 million benefit related to the settlement of a foreign audit during the second quarter.

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

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $245.7 million in the first nine months of 2008, compared with net cash used by operating activities of $76.8 million in the first nine months of 2007. Last year’s operating activities were significantly impacted by the Company’s withdrawal from Trane’s asset securitization programs. The impact on the net cash of terminating these arrangements amounted to $(216.1) million; a $(169.5) million impact from accounts receivable, $19.1 million from other current assets and $(65.7) million from other accrued liabilities. The cash used by working capital of $23.1 million was due to higher levels of activity compared to 2007. However, taking in to account the slow down of the industry, actions were taken to reduce working capital leading to a positive impact in the third quarter of $35.9 million.

Within investing activities, the Company made capital expenditures of $62.2 million in the first nine months of 2008 as compared to capital expenditures of $45.1 million in the first nine months of 2007. Our capital expenditures for 2008 include $29.9 million of investments in tooling and $27.8 million on plant and equipment, and $4.5 million in computer software. This compared with $20.0 million of investments in tooling, $18.1 million on plant and equipment, and $7.0 million in computer software during the first nine months of 2007.

The net cash used by financing activities during the first nine months of 2008 amounted to $48.6 million compared with net cash provided by financing activities of $247.5 million during the first nine months of 2007. An additional $98.4 million was borrowed primarily to finance the share repurchase program. Last year’s financing activities primarily resulted from the transfers made from Trane and its affiliates.

As of September 30, 2008, our total third party indebtedness was $209.2 million consisting primarily of $144.3 million of long term debt borrowed under our Rabobank facility and $58.0 million of long term debt borrowed under our $800 million five-year credit facility. Additionally, a WABCO subsidiary in Japan had borrowings from banks totaling $4.3 million, which supports local working capital requirements.

The Company has paid quarterly dividends of $4.5 million, $4.6 million and $4.7 million on September 19, 2008, June 20, 2008 and March 20, 2008, respectively. These dividends were funded via a drawdown on our $800 million credit facility.

All credit agreements are further described below under “Credit Agreements” as well as in Note 8 – Debt.

The Company’s Board of Directors has approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first nine months of 2008, the Company repurchased $153.5 million of shares of which $2.7 million was not settled until after September 30, 2008. At September 30, 2008, the Company had the authority to make an additional $223.7 million of share repurchases. Due to the current economic conditions of the financial markets and the economic development in our industry, the Company is not making any share repurchases under our stock buyback program for the time being. The Company also received option proceeds during the first nine months of 2008 of $21.4 million.

We employ several means to manage the Company’s liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, the use of operating leases, and our accounts receivable securitization program.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our primary bank credit agreement and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility are being used to fund repurchases of our shares, to pay dividends and to meet short-term requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 – Warranties, Guarantees, Commitments and Contingencies. Up to $100 million under this facility may be used for issuing letters of credit of which $97.3 million was unused as of September 30, 2008, and up to $75 million for same-day borrowings. The balance outstanding on this facility on September 30, 2008, is $58.0 million. The Company has the ability to borrow an additional $739.3 million under this facility. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

We have a €50.0 million ($72.2 million at September 30, 2008 exchange rates); 364 day credit agreement dated November 28, 2007. As of September 30, 2008, there was no balance outstanding under this facility.

On March 7, 2008, we also entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling €200.0 million ($288.7 million at September 30, 2008 exchange rates). The balance outstanding with Rabobank is $144.3 million on September 30, 2008. There is no balance outstanding with ABN on September 30, 2008.

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a 3 to 1 ratio of Consolidated Net Debt to Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for certain items, a 3 to 1 ratio of Consolidated EBITDA to Consolidated Net Interest Expense, and a liquidity test. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. For additional information relating to the terms of the credit agreement please refer to the Form 8-K filed by Trane on June 5, 2007.

As of September 30, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Cross Currency Swap

The unsecured, 364 day €100.0 million credit facility entered into in March 2008 with Rabobank (discussed above under credit agreements), included a requirement to draw down on the facility within a certain time period to avoid termination of the facility. Therefore, the full €100.0 million, or $156.5 million US dollars, was drawn down on July 31, 2008 and used to pay down the five-year $800 million, multi-currency revolving credit facility expiring on July 2012. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. In order to avoid foreign currency risk associated with the Euro denominated borrowing, the Company entered into a cross currency swap with Rabobank on July 29, 2008, and designated the swap as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the Euro and US dollar. The fair value hedge is highly effective and therefore any volatility resulting from translating the hedged debt into US dollars and the remeasurement of the swap have not had a material impact to our financial statements. For additional information relating to the terms of the cross currency swap, refer to Note 8 – Debt.

Streamlining Program Initiated

On October 28, the Company commenced a consultative process with works councils and employee representatives regarding intended reductions in the Company’s global workforce by approximately 1,000 positions, in anticipation of a further decrease in demand in the commercial vehicle industry. The Company expects that nearly half of the positions to be eliminated will be through attrition of temporary workers. In many cases, reductions in workforce can only be effected subject to completion of a formal consultation process with works councils in accordance with applicable local laws. The Company estimates that the streamlining charges and related cash payments associated with this activity will range from $45 million to $55 million and would result in anticipated annualized savings of approximately $40 million to $45 million. The Company expects that this activity will be fully completed in the first half of 2009. It is anticipated that the principal categories of associated costs would consist of termination and severance costs, costs associated with the provision of job outplacement services, and other employee benefit related costs.

Accounts Receivable Financing Facility

On April 28, 2008, the Company established an accounts receivable financing facility in Europe with two major international banks. No receivables have been sold into the program as of September 30, 2008. For additional information relating to the terms of this agreement refer to Note 4.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the quarter ended September 30, 2008; however, we have established an accounts receivable financing facility on April 28, 2008 that will be classified as an off-balance sheet arrangement when utilized.

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

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. Many important factors could cause actual results to differ materially from management’s expectations, including:

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	adverse developments in the business of our key customers;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	continued turmoil and instability in the credit markets;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations;

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. With the exception of the addition of Derivative Instruments and Hedging Activities, there have been no other significant changes in the Company’s assumptions regarding critical accounting policies and estimates during the first nine months of 2008.

Derivative Instruments and Hedging Activities – The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. The Company’s current derivative instrument is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the Euro and the US dollar. Changes in the fair value of derivative financial instrument qualifying for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net.

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

Item 4T.	Controls and Procedures

Not Applicable.

Item 5.	Other Information

The WABCO 2008 Proxy Statement incorrectly states the deadline for submitting shareholder proposals for inclusion in our Proxy Statement for consideration at the Company’s 2009 Annual Meeting of Shareholders. Under the rules of the SEC, if a shareholder wants to include a proposal for consideration in our Proxy Statement and proxy card at our 2009 Annual Meeting of Shareholders, the proposal must be received at our executive offices located at One Centennial Avenue, Piscataway, NJ 08855 no later than December 19, 2008. The proposal should be sent to the attention of the Company’s Secretary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no significant changes to the legal proceedings disclosure included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the recent unprecedented events in the financial markets, the Company believes that the following update to its risk factor disclosure is warranted:

The current credit crisis could negatively impact our customers and result in reduced demand for our products which would have a materially adverse effect on our business, results of operations and financial condition.

The credit markets have experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced, or even eliminated, availability of credit, increased borrowing costs, and even the bankruptcy, failure, collapse or sale of several large financial institutions. Many believe that we are in a global recession. The disruptions in the credit markets and fear of a prolonged global recession could negatively impact consumer confidence and spending patterns and cause our customers to reduce truck and bus production. This in turn could have an adverse effect on our business and results of operations, including our effective tax rate, our operating cash flows and our financial condition.

We may be unable to meet certain significant obligations, such as any fine imposed by the European Commission, if we are unable to access our existing credit facilities or arrange for alternative sources of debt capital.

Our existing credit facilities contain a number of covenants that require us to maintain certain defined financial metrics associated with our earnings before we can access the funds available under the facilities. If a global recession significantly impacts our customers and the demand for our products in such a way as to significantly reduce our earnings, we may be unable to access our existing credit facilities due to an inability to meet these financial covenants. In addition, if the current problems in the credit markets persist, we may be unable to access alternative debt capital on favorable terms or at all. If we are unable to access our existing credit facilities or access alternative sources of debt financing, our financial condition and liquidity would be materially adversely affected and our ability to meet certain obligations, such as any significant fine imposed by the European Commission, may be negatively impacted.

In addition, the turmoil in the financial services industry has led to the bankruptcy, failure, collapse or sale of several large financial institutions. Despite an unprecedented level of intervention from both the United States federal government and certain European governments, there can be no assurance that government responses to this crisis will stabilize the credit markets or increase liquidity and the availability of credit generally. Our ability to meet significant obligations, such as the payment of any significant fine which may be imposed by the European Commission, depends on the financial health of our lenders, their ability to meet their own obligations under our credit facilities and the availability of the credit markets generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. A summary of the repurchase activity for the first nine months of 2008 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	—	—	—	—
February 1-February 29	180,000	$43.64	180,000	$369,316,271
March 1-March 31	554,200	$43.35	554,200	$345,294,165

Total first quarter	734,200	$43.42	734,200

April 1-April 30	422,800	$44.98	422,800	$326,275,871
May 1-May 31	362,900	$50.02	362,900	$308,124,834
June 1-June 30	603,566	$51.17	603,566	$277,242,594

Total second quarter	1,389,266	$48.98	1,389,266

July 1-July 31	565,640	$44.08	565,640	$252,306,485
August 1-August 31	160,000	$43.36	160,000	$245,369,419
September 1-September 30	535,000	$40.48	535,000	$223,712,402

Total third quarter	1,260,640	$42.46	1,260,640

Total through September 30, 2008	3,384,106	$45.35	3,384,106	$223,712,402

(a)	The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance of $223,712,402 under that authorization as of September 30, 2008, can be used to repurchase shares in the future.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

November 6, 2008

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

10.1	Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File no. 0001-33332), filed on July 14, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.