Form 10-K
period 2008-12-31
WABCO Holdings Inc.
filed 2009-02-24
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Chaussée de Wavre, 1789 1160 Brussels, Belgium
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
Title of each class
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2008 was approximately $3.2 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The company does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 23, 2009	63,972,499 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2008.

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

•	the actual level of commercial vehicle production in our end-markets;

•	periodic changes to contingent liabilities, including those associated with litigation matters and government investigations; and

•	a fine assessed by the European Commission in excess of our funding capability at that time.

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

ITEM 1.	BUSINESS

Overview

Except as otherwise indicated or unless context otherwise requires “WABCO”, “WABCO Holdings Inc.,” “we,” “us,” “our,” and “our company” refer to WABCO Holdings Inc. and its consolidated subsidiaries.

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

History of Our Company

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. We were purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Control Systems business division within American Standard until we were spun off from American Standard on July 31, 2007. Subsequent to our spin-off, American Standard changed its name to Trane Inc., which we herein refer to as “Trane”. On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and exists today as a wholly owned subsidiary of Ingersoll-Rand.

The Separation of WABCO from Trane

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to the holders of record of Trane’s common stock on July 19, 2007 (the “Distribution”). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each stockholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders of Trane and WABCO. Please refer to Item 1A of Part I “Risk Factors” below for information on the tax risks associated with the spin-off from Trane.

Our Relationship with Trane

On July 16, 2007, we entered into definitive agreements with Trane (the “Spin-off Agreements”) that, among other things, set forth the terms and conditions of our separation from Trane (“Separation”) and provide a framework for the relationship between WABCO and Trane following the Separation. The Spin-off Agreements govern our relationship with Trane subsequent to the completion of the Separation and provide for the allocation between WABCO and Trane of assets, liabilities and obligations attributable to periods prior to the Separation. In addition to the Separation and Distribution Agreement, which contains many of the key provisions related to the Separation of WABCO and the Distribution of WABCO’s common stock to Trane’s shareholders, the parties also entered into a Tax Sharing Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnification and Cooperation Agreement. A summary of each such agreement is set forth below:

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

Employee Matters Agreement – allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. For further detail, please refer to Note 5 – Capital Stock in the notes to the consolidated financial statements.

Indemnification and Cooperation Agreement – Pursuant to this agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO), has agreed to be responsible for and to indemnify certain American Standard and Bath and Kitchen companies which were named in a Statement of Objections alleging infringements of European Union competition regulations, as well as their respective affiliates, successors and assigns, against any fines related to the European Commission’s investigation, as outlined in the Statement of Objections received by American Standard and certain of its European subsidiaries on March 28, 2007. For further detail, please refer to Legal Proceedings below and Note 13 – Warranties, Guarantees, Commitments and Contingencies in the notes to the consolidated financial statements.

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

WABCO is a leader in improving highway safety, with products that help drivers prevent accidents by enhancing vehicle responsiveness and stability. For example, we offer a stability control system for trucks and buses that constantly monitors the vehicle’s motion and dynamic stability. If the system detects vehicle instability such as the driver swerving to avoid another vehicle—it responds by applying the brakes at specific wheels, or slowing the vehicle down to minimize the risk of instability or a rollover. Additionally, we have created the commercial vehicle industry’s first autonomous emergency braking system, OnGuardMAX™, which assists in collision imminent situations with moving or stopped vehicles. This highly technological system fuses data from video and laser sensors, integrates with braking, the engine, transmission and stability control systems to assist the driver in reducing risks of collision.

Our key product groups and functions are described below.

WABCO KEY PRODUCT GROUPS
SYSTEM / PRODUCT	FUNCTION
Actuator	Converts Energy Stored in Compressed Air into Mechanical Force Applied to Foundation Brake to Slow or Stop Commercial Vehicles
Air Compressor and Air Processing/Air Management System	Provides Compressed, Dried Air for Braking, Suspension and other Pneumatic Systems on Trucks, Buses and Trailers
Foundation Brake	Transmits Braking Force to a Disc or Drum (Connected to the Wheel) to Slow, Stop or Hold Vehicles
Anti-lock Braking System (ABS)	Prevents Wheel Locking during Braking to Ensure Steerability and Stability
Conventional Braking System	Mechanical and Pneumatic Devices for Control of Braking Systems in Commercial Vehicles
Electronic Braking System (EBS)	Electronic Controls of Braking Systems for Commercial Vehicles
Electronic and Conventional Air Suspension Systems	Level Control of Air Springs in Trucks, Buses, Trailers and Cars
Transmission Automation	Automates Transmission Gear Shifting for Trucks and Buses
Vehicle Electronic Stability Control (ESC) and Roll Stability Support (RSS)	Enhances Driving Stability

Key Markets and Trends

Electronically controlled products and systems are important for the growth of our business. The market for these products is driven primarily by the growing electronics content of control systems in commercial vehicles. The electronics content has been increasing steadily with each successive platform introduction, as original equipment manufacturers (OEMs) look to improve safety and performance through added functionalities, and meet evolving regulatory safety standards. Overall the trends in commercial vehicle design show a shift in demand towards electronics content. Although the pace varies, this is a trend in all major geographies, and braking systems are part of this broader shift from conventional to advanced electronic systems. In addition to increasing safety, improving stopping distances, and reducing installation complexity, advanced EBS also allow for new functionality to be introduced into vehicles at a lower price. The new functionality includes stability control, adaptive cruise control, automated transmission controls, brake performance warning, vehicle diagnostics, driver assistance systems and engine braking/speed control. Adaptive cruise control uses sensors to detect proximity to other vehicles and automatically adjusts speed. Automated transmission controls reduce the amount of gear shifting, resulting in less physical effort and training required for drivers, less component wear, fewer parts, better fuel efficiency, and enhanced driver safety and comfort.

A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have over the last five years demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. During this period, WABCO’s European sales to truck and bus (“T&B”) OEM customers grew at an average annual rate of approximately 11%, excluding the impact of foreign currency exchange rates and over the period outperformed the Western European T&B production.

Year to Year Change	2004	2005	2006	2007	2008	Average Change
Sales to European T&B OEMs (at a constant FX rate)	+23%	+6%	+10%	+12%	+4%	+11%
Western European T&B Production	+19%	+5%	+5%	+10%	+4%	+9%

In the fourth quarter of 2008 the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed. It is currently accelerating into the first part of 2009. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will develop in 2009.

Customers

We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounts for approximately 15% of our sales. Other key customers include Arvin Meritor, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, International Truck & Engine Corporation (ITE), MAN Nutzfahrzeuge AG (MAN), Meritor WABCO (a joint venture), Nissan Diesel, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbuilt), Otto Sauer Achsenfabrik (SAF), Scania, Volvo (Mack and Renault) and ZF Friedrichshafen AG (ZF). For the fiscal year ended December 31, 2008, our top 10 customers accounted for approximately 56% of our sales. In 2008, WABCO marked another milestone as a global technology leader as the Company began supplying its highly advanced modular automated manual transmission (AMT) system to CNHTC, which became the world’s first original equipment manufacturer to adopt this AMT system in volume production. WABCO was recognized in 2008 with a supplier award for “Commercial Excellence 2007” by Volkswagen Commercial Vehicles in Brazil, in addition to being named “Best Supplier 2007” by KAMAZ, the largest manufacturer of commercial vehicles in the Russian Federation. Finally, WABCO was named Commercial Vehicle Supplier of the Year 2008 in the UK from the Automotive Distribution Federation (ADF), marking the third consecutive year WABCO has earned this award.

The largest group of our customers, representing approximately 62% of sales, consists of truck and bus OEMs who are large, increasingly global and few in number due to industry consolidation. As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in their products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply. As a result, pricing pressure, though increasing, is generally lower than for providers of more commoditized products or passenger cars and light truck product suppliers.

The second largest group, representing approximately 21% of sales, consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we continue to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 13% of sales, consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.

The smallest group, representing approximately 4% of sales, consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel and GDI engines and, therefore, enjoy higher than average growth rates associated with increasing diesel and GDI applications in Europe and Asia. These customers are typically large, global, sophisticated and demand high product quality and overall service levels.

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

WABCO SALES

BY GEOGRAPHY	MAJOR END-MARKETS

	• Truck & Bus products (OEMs) • Aftermarket • Trailer Products • Car products	% of Sales 62% 21% 13% 4%

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

Technology

We continue to drive growth by utilizing our industry-leading expertise in developing electronically controlled systems, including braking, transmission automation, air suspension and air management systems. We have a strong track record of innovation and are responsible for some of the industry’s most important innovations including:

•	First heavy-duty truck anti-lock braking system (ABS);

•	First electronically controlled air suspension (ECAS) system for commercial vehicles;

•	First commercial vehicle automated manual transmission controls system;

•	First electronic stability control (ESC) system for commercial vehicles;

•	First collision safety system with active braking developed for the North American market, based on Adaptive Cruise Control technology (ACC); and

•	First autonomous emergency braking (AEB) system for commercial vehicles, for collision imminent situations with moving or stopped vehicles.

We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America. Over the last three years, we spent approximately $250 million for research activities, product development and product engineering.

We are also focused on longer-term opportunities, particularly in the area of Driver Assistance Systems (DAS). DAS is a technology concept that involves connecting advanced sensors with truck control devices, such as braking and steering systems as well as engine controls, to improve safety and avoid collisions. During 2008, we launched OnGuardMAX™ which is the world’s first autonomous emergency braking system for commercial vehicles and is expected to be available for production in 2010, keeping WABCO well positioned for future growth in this area.

Geographic Expansion

We continue to drive sales in the high growth markets of Eastern Europe, China and India. In Eastern Europe, we have been manufacturing products since 2001. The market in Eastern Europe, although currently experiencing the effects of the global economic slowdown, has historically experienced rapid growth and we have established relationships with local customers.

China is a key long-term growth market for us. Although the current global economic slowdown is impacting China in the near term, the adoption of more advanced braking, safety and other related systems is increasing and the number of trucks built in the country is expected to continue to increase in the longer term. We have been in China since 1996 and are the leading provider of ABS systems, with a strong brand and established customer relationships. In the short-to medium-term, growth will be driven by the enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, of which we are well positioned to take advantage. The introduction of our air compressors to this market helped support our 2008 growth. Additional near term growth will be driven by introducing other new products into the local market such as our new generation air disc brakes, clutch servos and automated manual transmission (AMT) systems. We have begun to supply our highly advanced modular AMT systems to CNHTC in China, further strengthening our ability to grow in this market. To serve the growing demand for products both in China and for export, we have two facilities to manufacture conventional products, advanced systems such as ABS, and new modular air compressors. In addition, we completed a joint venture agreement in December 2008 with Guangdong FUWA Heavy Industry Co., Ltd. (FUWA), which will provide for the production of air disc brakes in China. In order to make sure opportunities in Asia receive enough focus and management attention, we have increased our management presence in the region.

India, although currently experiencing the effects of the global economic slowdown, is another future growth market for us due to the number of trucks being built as well as the expected future adoption of more advanced systems in commercial vehicles. We participate in the market through a joint venture with the TVS Group, WABCO-TVS (INDIA) Ltd., which sells primarily conventional braking products, as more advanced systems have only begun to be adopted. India also provides a strong base for sourcing and engineering activities, which we are actively developing. As agreed upon in 2008 with the TVS Group, WABCO will take a majority ownership position in this business by the third quarter of 2009, further strengthening the Company’s presence in this market. The joint venture is described in more detail in the section titled “Joint Ventures.”

Competition

Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we mostly operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr’s U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental (including Siemens-VDO) have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, who are focused on low complexity products.

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve all different types of customers. Currently, over 55% of our manufacturing workforce is located in low cost countries such as China and Poland compared with approximately 10% in 1999. Facilities in low cost countries have helped reduce costs on the simpler and more labor-intensive products, while the facilities in Western Europe are focused on producing more technologically advanced products. All facilities globally are deploying Six Sigma Lean initiatives to improve productivity and reduce costs. By applying the Six Sigma philosophy and tools we seek to improve quality and predictability of our process. Lean is geared towards eliminating waste in our supply chain, manufacturing and administrative processes. Both methodologies are customer driven and data based. In addition, our global supply chain team makes decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities.

Our global sourcing organization purchases a wide variety of components including electrical, electro-mechanical, cast aluminum products and steel, as well as copper, rubber and plastic containing components that represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe and Asia. To support the continuing shift of manufacturing to low cost countries, we also continue to shift more of our sourcing to low cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners into our extended enterprise. Many of our Western European suppliers are accompanying us on our move to low cost countries. Since 1999, the share of our sourcing from low cost regions has increased from 10% to approximately 38%.

We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,000 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications. Our sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in low cost countries performing functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India (through our India joint venture).

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

•

In December 2008, WABCO entered into an agreement with Guangdong FUWA Heavy Industry Co., Ltd., (“FUWA”) to form a joint venture for production of air disc brakes in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world. WABCO will have a 70 percent holding and FUWA will have a 30 percent holding in the joint venture, which will be located at FUWA’s newly established manufacturing facility in Taishan, Guangdong, China. The joint venture will encompass manufacturing, assembly and testing of air disc brakes for commercial trailers.

•

Minority equity investments in joint ventures in India, with the TVS Group (39%). The joint venture previously manufactured and sold both brakes and non-brakes related products; however, we and our Indian joint venture partner separated the non-brakes division from the brakes division through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result of the demerger, the brakes business of Sundaram-Clayton Ltd. (“SCL”) was transferred to a new company, WABCO-TVS (INDIA) Ltd., the shares of which are listed in India as are the shares of SCL. See Item 7 “Management’s Discussion and analysis of Financial Condition and Results of Operations – Equity in Net Income of Unconsolidated Joint Ventures and Other Income/(Expense)”, for more detail on the demerger.

•	A minority equity investment in a joint venture in South Africa, where we have a 49% ownership joint venture with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees

We have approximately 7,200 employees. Approximately 55% of our employees are salaried and 45% are hourly. Approximately 80% of our workforce is in Europe, 13% is in Asia, and the remaining 7% is in the Americas. All but approximately 600 of our employees are permanent employees. Approximately 25% of the non-permanent employees are hired through employment agencies and approximately 75% have limited term contracts. Approximately 1,000 employees work in engineering/product development.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently 70% of our workforce is covered by a collective bargaining agreement and 50% of those agreements expire within the current year. These employees’ right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

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

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2008 to evaluate and remediate these sites were not material.

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

NYSE Corporate Governance Certification

Pursuant to Rule 303A.12(a) of the New York Stock Exchange’s corporate governance listing standards, the Company’s Chief Executive Officer certified to the New York Stock Exchange in 2008 that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as of the date of such certification.

Sarbanes-Oxley Act Section 302 Certifications

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

Risks Relating to Our Business

The current credit crisis and global recession are negatively impacting our customers and could continue to result in reduced demand for our products which has had and could continue to have a significant negative impact on our business.

The credit markets have experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced, or even eliminated, availability of credit, increased borrowing costs, and even the bankruptcy, failure, collapse or sale of several large financial institutions. We are now in a recession that is having a global impact. The disruptions in the credit markets and impact of a more prolonged global recession could continue to negatively impact consumer confidence and spending patterns and cause our customers to reduce truck and bus production. This in turn could have a negative impact on our business and results of operations, including our effective tax rate, our operating cash flows and our financial condition.

We may be unable to pay any significant fine imposed by the European Commission, if we are unable to access our existing credit facilities or arrange for alternative sources of debt capital.

As discussed in greater detail in Item 3. “Legal Proceedings,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity with Regard to European Commission Fine,” and Note 13. “Warranties, Guarantees, Commitments and Contingencies,” we are required to indemnify our former parent company, American Standard, and Ideal Standard International and their respective owners against any fines that may be imposed by the European Commission in connection with a multi-company investigation commenced in 2004 relating to alleged infringement of EU competition rules in the Bath and Kitchen fixtures market. The fine imposed by the Commission could be material to our operating results and cash flows for the year in which the liability would be recognized or the fine paid.

In the fourth quarter of 2008, the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed. It is currently accelerating into the first part of 2009. Our existing credit facilities contain a number of covenants that require us to maintain certain defined financial metrics associated with our earnings before we can access the funds available under the facilities. If the current global industry downturn continues to significantly impact our customers negatively and the demand for our products in such a way as to significantly reduce our earnings, we may be unable to access our existing credit facilities due to an inability to meet these financial covenants. In addition, if the current problems in the credit markets persist, we may be unable to access alternative debt capital on favorable terms or at all. If we are unable to access our existing credit facilities, obtain alternative sources of financing, or obtain some payment relief from the Commission or a suspension of the payment obligation from the European Court of First Instance, and the fine exceeds our funding capability at that time, then our financial condition and liquidity would be materially adversely affected.

We may be unable to draw down on existing credit facilities if our current lenders fail and we may be unable to access, at all or on acceptable terms, alternative sources of credit, or the debt capital markets due to the global disruptions in these markets.

The turmoil in the financial services industry has led to the bankruptcy, failure, collapse or sale of several large financial institutions. Despite an unprecedented level of intervention from both the United States federal government and certain European governments, there can be no assurance that government responses to this crisis will stabilize the credit and debt capital markets or increase liquidity and the availability of credit generally. Our ability to meet significant obligations, such as the payment of any significant fine which may be imposed by the European Commission as discussed immediately above, depends on the financial health of our lenders, their ability to meet their own obligations under our credit facilities and the availability of the credit markets generally.

Our sales could decline due to macro-economic factors, cyclicality of the industry, regulatory changes and other factors outside of our control.

Changes in economic conditions, cyclical downturns in our industry, regulatory changes impacting the purchasing patterns of commercial vehicles, and changes in the local economies of the countries or regions in which we sell our products, such as changes in consumer confidence, increases in interest rates and increases in unemployment, many of which are now occurring as a result of the global recession, are likely to further affect demand for our products, which could negatively affect our business and results of operations.

Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. While in the last few years and well into 2008, heavy truck and bus production had increased in our largest market (Western Europe), this market along with others has been significantly affected by the downturn. In 2008, Western Europe accounted for approximately 52% of our total sales, and North America accounted for approximately 8% of our total sales. The adverse economic conditions in our markets, particularly in Western Europe, and other factors has caused our customers to reduce truck and bus production, which will continue to have an adverse effect on our results of operations and cashflows until conditions improve.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through subsidiaries in many different countries, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2008, approximately 94% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign currency exchange effects. Accordingly, significant changes in the exchange rates of the euro, U.S. dollar and other applicable currencies could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, our results of operations are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar results in favorable or unfavorable translation effects as the results of foreign locations are translated into U.S. dollars. In addition to our natural hedge from U.S. dollar transactions as discussed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” below, we also entered into a cross currency swap to hedge a particular foreign exchange exposure. See Note 12-Debt for further details.

We are subject to general risks associated with our foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in our international operations.

The risks related to our foreign operations that we more often face in the normal course of business include:

•	changes in non-U.S. tax law, increases in non-U.S. tax rates and the amount of non-U.S. earnings relative to total combined earnings could change and impact our combined tax rate;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries; and

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

We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major items include electronic components and parts containing aluminum, steel, copper, zinc, rubber and plastics. The cost of components and parts, and the raw materials used therein, represents a significant portion of our total costs. Price increases of the underlying commodities may adversely affect our results of operations. Although we maintain alternative sources for components and parts, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. This risk is increasing due to the current global recession, which is already impacting some suppliers. The sudden inability of a supplier to deliver components or to do so at reasonable prices could have a temporary adverse effect on our production of certain products or the cost at which we can produce those products. Any change in the supply or price of raw materials could materially adversely affect our future business and results of operations.

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

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2008, our top ten customers accounted for 56% of our sales, and our top three customers, accounted for approximately 15%, 10% and 5%, respectively, of our sales. This includes sales to our 50%-owned Meritor WABCO joint venture in North America. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced to some degree and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

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

We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we have been required to participate in recalls and exchanges of such products in the past and we may be in the future. In the past five years, our warranty expense has fluctuated between approximately 1.3% and 2.6% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

The historical financial information included in this annual report does not fully reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to our Separation, our business was operated by Trane as part of its broader corporate organization, rather than as an independent company. Trane and certain of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting, and human resource administration. Our historical and pro forma financial results reflect allocations of corporate expenses from Trane for these and similar functions. These allocations may be more or less than the comparable expenses we believe we would have incurred had we operated as a separate publicly traded company.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Trane.

We have experienced and will continue to experience increased costs as a result of the Separation.

A significant portion of the expenses to effect the separation were incurred by Trane, such as investment banking fees, external legal and accounting fees, legal reorganization and restructuring tax costs to separate information systems and temporary consulting costs. WABCO incurred separation costs such as indemnification and other tax related costs, stock compensation expense relating to the Distribution, external legal and consulting fees, and other items. WABCO also expects to incur costs relating to the European Commission fine.

If the distribution of our shares were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Code (the “Code”), then our shareholders, we or Trane may be required to pay U.S. federal income taxes.

Trane has received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the Distribution qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, Trane has received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the Distribution will qualify as tax-free to Trane, us and our shareholders under Section 355 and related provisions of the Code. The ruling and opinion are based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by Trane and the Company. In rendering its ruling, the IRS also relied on certain covenants that the Company and Trane entered into, including the adherence to certain restrictions on Trane’s and the Company’s future actions.

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

Under the Indemnification and Cooperation Agreement, the Separation and Distribution Agreement and the Tax Sharing Agreement, our wholly-owned subsidiary WABCO Europe BVBA has assumed and is responsible for certain contingent liabilities related to Trane’s business (including certain associated costs and expenses, whether arising prior to, at or after the Distribution) and will indemnify Trane for these liabilities. Among the contingent liabilities against which we will indemnify Trane and the other indemnities, are liabilities associated with an investigation into alleged infringement of European Union competition regulations, certain non-U.S. tax liabilities and certain U.S. and non-U.S. environmental liabilities associated with certain Trane entities.

We will indemnify Trane, Ideal Standard International, including certain former European subsidiaries and affiliates of the former American Standard group, and their respective owners against any fines associated with an investigation into alleged infringement of European Union competition regulations.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business have been charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and Ideal Standard International (including certain subsidiaries engaged, or formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. See “Item 3—Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

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

While we currently expect to return value to our shareholders in the form of dividends, there can be no assurance that we will have sufficient surplus under Delaware law to pay any dividends. While we have historically returned value to shareholders in the form of share repurchases, our ability to repurchase shares will be limited by available cash and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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

As of February 24, 2009, we conducted our manufacturing activities at 12 plants in 9 countries.

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

We own all of the plants described above, except for Claye-Souilly, France; Jinan, China and Charleston, U.S.; which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2008, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Piscataway, New Jersey, are leased.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matters described below, we are party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position.

The European Commission Investigation

In November 2004, certain of American Standard’s European subsidiaries were contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition regulations relating to the distribution of bathroom fixtures and fittings in certain European countries. In November 2005, the European Commission sent certain of American Standard’s European subsidiaries a written request for information. On March 28, 2007, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business received an administrative complaint entitled a Statement of Objections from the European Commission alleging infringements of European Union competition rules by numerous bathroom fixture and fittings companies. As a result of a legal reorganization that occurred in 2007, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against any fines related to this investigation.

American Standard and its charged European subsidiaries responded to the Statement of Objections on July 31, 2007. WABCO Europe BVBA attended a hearing with the European Commission to present evidence regarding the response to the Statement of Objections in November 2007. Following the hearing, the European Commission has twice requested additional information, once in June 2008 (requesting information regarding revenue of the relevant entities for the year 2007), and again in December 2008 (requesting information of WABCO, Ideal Standard International, and Trane) regarding the spin-off of WABCO from American Standard and certain historic corporate information including data regarding the corporate structures of American Standard and its successors before and after the spin-off and the transition of entities and/or assets to Trane and Ideal Standard International. We believe that the Commission will likely request further information regarding 2008 revenue before imposing a fine. A fine would under the applicable rules be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the European Court of First Instance could agree to waive or suspend this requirement for reasons of financial hardship, however this outcome cannot be assured and will depend on the relevant facts at the time. See Note 13-Warranties, Guarantees, Commitments and Contingencies in the notes to the consolidated financial statements for further detail.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 24, 2009 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	49	Chief Executive Officer and Director
Ulrich Michel	46	Chief Financial Officer
Kevin Tarrant	51	Chief Human Resources Officer
Nikhil M. Varty	44	Vice President, Compression & Braking
Todd Weinblatt	39	Vice President and Controller, Assistant Secretary
Jean-Christophe Figueroa	45	Vice President, Vehicle Dynamics and Controls
Alfred Farha	46	Chief Legal Officer and Secretary

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

Ulrich Michel has served as our Chief Financial Officer since July 2007. Prior to July 2007, Mr. Michel served as Chief Financial Officer of Trane’s Vehicle Control Systems business, a position he had held since April 2005. Prior to holding that position, Mr. Michel served in the capacity of Chief Financial Officer for the Trane Commercial Systems’ EMAIR (Europe, Middle East, Africa & India Region) from 2003 through April 2005. Prior to joining Trane in 2003, Mr. Michel spent more than six years in financial leadership positions at AlliedSignal/Honeywell with areas of focus including mergers and acquisitions, the Specialty Chemicals business, and the Control Products business in Europe. Before joining AlliedSignal/Honeywell, Mr. Michel spent eight years at Price Waterhouse.

Kevin Tarrant has served as our Chief Human Resources Officer since July 2007. Prior to July 2007, Mr. Tarrant served for two years as Vice President, Global Organization Effectiveness for Arrow Electronics in Melville, New York. Prior to that, Mr. Tarrant was Senior Vice President of Human Resources for First Data Resources in Denver, Colorado from 2003 to 2005 after having served as Vice President of Human Resources for First Data’s Western Union International business headquartered in Paris, France from 2002 to 2003. Before joining First Data, Mr. Tarrant spent 10 years at the headquarters and business-unit level working for various Dun & Bradstreet Corporation businesses and six years at the Monsanto Company’s chemical controls businesses.

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

Todd Weinblatt has served as our Vice President and Controller since July 2007, and additionally as Assistant Secretary since October 2, 2007. Prior to July 2007, Mr. Weinblatt served as Assistant Controller of Trane, a position he had held since 2004. Before joining Trane, Mr. Weinblatt served as Director—Accounting Policy and

External Reporting at The Dun & Bradstreet Corporation. His prior experience includes six years at Lucent Technologies Inc., where he was a Senior Manager of Accounting Policy and Mergers and Acquisitions. He began his career with Coopers & Lybrand, where he spent five years as an auditor.

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

Alfred Farha has served as our Chief Legal Officer and Secretary since July 2008. Prior to July 2008, Mr. Farha served as the General Counsel, Europe of Flextronics for four years, with additional global responsibility for Flextronics’s automotive business segment. Previously, Mr. Farha was Senior Corporate Counsel at Cisco Systems from 2000-2004, and at Unisys Corporation, from 1996-2000. Prior to his in-house career, he gained diverse experience with leading corporate international law firms in Europe, the US, Japan and Venezuela. He is a member of the Bar of the State of New York.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of February 20, 2009, there were 652 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. We believe that there are approximately 26,023 beneficial owners of our common stock as of February 11, 2009.

We declared dividends of $9.6 million in 2007 and $18.3 million in 2008 on our common stock. On January 29, 2009, the Board of Directors declared a first quarter 2009 dividend of $0.07 per share.

Our common stock began trading on August 1, 2007. Set forth below are the high and low sales prices for shares of our common stock for in the third and fourth quarters of 2007 and for each quarterly period of 2008.

2007	High	Low	Dividends Declared
Third quarter	$50.00	$41.00	$0.07
Fourth quarter	$51.71	$45.88	$0.07

2008
First quarter	$50.21	$38.01	$0.07
Second quarter	$54.93	$42.77	$0.07
Third quarter	$48.00	$33.66	$0.07
Fourth quarter	$35.60	$11.56	$0.07

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved expenditures under a program to purchase shares of our common stock in the open market. On July 27, 2007, our Board of Directors approved $500 million to purchase shares of our common stock in the open market. As of December 31, 2008, the unexpended authorization on the current program totaled $223.7 million. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial market conditions and other factors. A summary of the repurchase activity for 2008 follows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” for a description of our stock repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-January 31	—		$—	—	$—
February 1-February 29	180,000		$43.64	180,000	$369,316,271
March 1-March 31	554,200		$43.35	554,200	$345,294,165

Total first quarter	734,200		$43.42	734,200

April 1-April 30	422,800		$44.98	422,800	$326,275,871
May 1-May 31	362,900		$50.02	362,900	$308,124,834
June 1-June 30	603,566		$51.17	603,566	$277,242,594

Total second quarter	1,389,266		$48.98	1,389,266

July 1-July 31	565,640		$44.08	565,640	$252,306,485
August 1-August 31	160,000		$43.36	160,000	$245,369,419
September 1-September 30	535,000		$40.48	535,000	$223,712,402

Total third quarter	1,260,640		$42.46	1,260,640

October 1-October 31	—		$—	—	$—
November 1-November 30	—		$—	—	$—
December 1-December 31	—		$—	—	$—

Total fourth quarter	—		$—	—

Total through December 31	3,384,106	(b)	$45.35	3,384,106	$223,712,402	(a)

(a)	The authorization by the Board of Directors on July 27, 2007, approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance under that authorization as of December 31, 2008 is $223,712,402.

(b)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder’s return on our common stock from August 1, 2007 through December 31, 2008, with the Standard & Poor’s 500 Index and the Standard & Poor’s Auto Parts & Equipment Index. The table and graph use data supplied by the Compustat Services unit of Standard & Poor’s Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.

Total Shareholder Returns

	7/31/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
WABCO Holdings, Inc.	100	97.55	104.67	95.49	97.38	74.61	33.30
S&P 500 Index	100	105.29	101.79	92.17	89.66	82.16	64.13
S&P 500 Auto Parts & Equipment Index	100	104.70	96.19	90.56	77.16	81.95	49.38

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Sales	$2,588.0	$2,415.9	$2,015.2	$1,831.0	$1,723.8
Cost of sales (a)	1,894.0	1,764.2	1,463.5	1,312.5	1,252.4

Gross profit	694.0	651.7	551.7	518.5	471.4
Costs and expenses:
Selling and administrative expenses (a)	343.2	299.8	255.0	233.5	212.7
Product Engineering expenses	92.9	84.2	72.2	73.5	66.2
Other operating expense, net	11.4	26.0	1.5	0.4	(0.9)

Operating Income	246.5	241.7	223.0	211.1	193.4
Equity income of unconsolidated join ventures	(8.1)	(9.1)	(23.3)	(24.5)	(20.2)
Other non-operating expense, net	6.8	9.6	9.3	5.0	1.0
Interest (income)/expense, net	(3.7)	4.5	11.3	(2.1)	(2.0)

Income before income taxes	251.5	236.7	225.7	232.7	214.6
Income taxes (b)	38.2	111.3	87.9	87.4	23.2

Net income	$213.3	$125.4	$137.8	$145.3	$191.4

Per share:
Basic	$3.28	$1.85	—	—	—
Diluted	$3.24	$1.81	—	—	—
Average number of outstanding common shares:
Basic	65,113,404	67,887,919	—	—	—
Diluted	65,871,941	69,270,661	—	—	—
Pro forma net income per common share:
Basic	—	—	$2.03	$2.14	$2.82
Diluted	—	—	$1.98	$2.08	$2.75
Pro forma number of outstanding common shares (c):
Basic	—	—	67,867,159	67,867,159	67,867,159
Diluted	—	—	69,696,428	69,696,428	69,696,428
Balance Sheet Data (at end of period):
Total assets	$1,776.0	$1,794.2	$1,276.9	$1,095.4	$1,182.2
Total debt	$250.0	$126.2	$75.2	$44.4	$54.7
Total Shareholders’ equity / Owner’s Net Investment	$601.5	$607.6	$315.2	$310.8	$313.3
Cash dividends per common share	$0.28	$0.14	$—	$—	$—

(a) WABCO incurred $36.9 million of streamlining expenses during 2008 of which $26.4 million was charged to selling and administrative expenses and $10.5 million was charged to cost of sales. WABCO incurred $12.8 million of streamlining expenses in 2007 of which $9.1 million was charged to selling and administrative expenses and $3.7 million was charged to cost of sales. The increase in streamlining expenses during 2008 is attributable to employee severance costs associated with our streamlining program that commenced on October 28, 2008.

(b) The income tax provision for 2008 includes a net benefit of $8.3 million, principally related to a reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. This change in estimate resulted from the filing of the Company’s and Trane’s 2007 U.S. Federal income tax returns in September 2008. The 2008 effective income tax rate was 15.2%.

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

(c) The pro forma number of common shares outstanding for basic and diluted earnings per share was determined by applying the distribution ratio of one share of WABCO common stock for every three shares of Trane common shares outstanding and including the effect of dilutive Trane common stock equivalents as of June 30, 2007. This method was applied to all periods prior to July 31, 2007.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2008, 2007 and 2006 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “—Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Description of the Company and Its Products

WABCO is a leading provider of electric and electromechanical products for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission control and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disk brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition, we sell replacement parts, diagnostic tools training and other services to commercial vehicle aftermarket distributors, repair shops and fleet operators.

Separation of WABCO from Trane

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to the holders of record of Trane’s common stock on July 19, 2007 (the “Distribution”). The Distribution was effected through a separation and distribution agreement which sets forth WABCO’s agreements with Trane regarding principal transactions necessary to separate WABCO from Trane (the “Separation”). This agreement also sets forth the other agreements that govern certain aspects of WABCO’s relationship with Trane after the completion of the Separation from Trane and provides for the allocation of certain assets to be transferred, liabilities to be assumed and contracts to be assigned to WABCO and Trane as part of the Separation. Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares outstanding of Trane common stock to each stockholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders of Trane and WABCO.

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

Basis of Presentation

Prior to its spin-off on July 31, 2007, WABCO operated as the Vehicle Control Systems business of Trane. For periods prior to July 31, 2007, the consolidated financial statements included herein have been derived from the consolidated financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment. Prior to its spin-off from Trane, stand-alone consolidated financial statements had not been prepared for WABCO. We believe the assumptions underlying the allocations included in the consolidated financial statements are reasonable.

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

Please see the following paragraphs “Results of Operations for 2008 compared with 2007” and “Results of Operations 2007 compared with 2006” for an analysis of our results of operations excluding the effects of foreign exchange translation.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus production, especially in Europe. Europe is our largest geographic market and sales to truck and bus OEMs represent our largest customer group. The table below shows the relationship between our European sales to truck and bus OEMs, which, account for approximately 76% of our global sales to truck and bus OEMs and Western European truck and bus (T&B) production, for the last five years. Sales data is shown at a constant euro to U.S. dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful.

Year to Year Change	2004	2005	2006	2007	2008	Average Change
Sales to European T&B OEMs (at Constant FX rate)	+23%	+6%	+10%	+12%	+4%	+11%
Western European T&B Production	+19%	+5%	+5%	+10%	+4%	+9%

In general, our sales track directionally with truck and bus builds. However, individual year to year sales changes are also influenced by other factors such as timing of orders and deliveries to T&B OEM customers, application content, new product introduction, price and introduction of new customer platforms. The level of truck build activity is influenced by general economic conditions, including interest rate levels and inflation. On average for the last five years, our European sales have performed 2 percentage points above the change in Western European truck and bus builds.

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

Year to Year Change	2004	2005	2006	2007	2008	Average Change
Aftermarket Sales (at Constant FX rate)	+7%	+13%	+10%	+7%	+1%	+8%

In the fourth quarter of 2008 the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed. It is currently accelerating into the first part of 2009. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will develop in 2009.

Distribution of WABCO’s Sales by Major End-Markets, Product Types and Geography

	2008	2007	2006
Major End-Markets
OE Manufacturers:
Truck & Bus products	62%	60%	60%
Trailer products	13%	14%	14%
Car products	4%	5%	4%
Aftermarket	21%	21%	22%

	100%	100%	100%
Geography:
Europe	76%	76%	74%
Americas	12%	12%	15%
Asia and rest of world	12%	12%	11%

	100%	100%	100%

Our largest customer is Daimler, which accounts for approximately 15% of our sales. Other key customers include Arvin Meritor, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, International Truck & Engine Corporation (ITE), MAN Nutzfahrzeuge AG (MAN), Meritor WABCO (a joint venture), Nissan Diesel, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbuilt), Otto Sauer Achsenfabrik (SAF), Scania, Volvo (Mack and Renault) and ZF Friedrichshafen AG (ZF). For the fiscal year ended December 31, 2008, our top 10 customers accounted for approximately 56% of our sales.

Results of Operations

The following discussion and analysis addresses year-over-year changes in the line items shown in the above paragraph “Executive Overview.” Approximately 94% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Year-over-year changes in sales, expenses and net income for 2008 compared with 2007 and 2007 compared with 2006, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Results of Operations for 2008 Compared with 2007

(amounts in millions)

	Year ended December 31,			Excluding Foreign Exchange Translation
	2008	2007	% change reported	2008 adjusted amount	% change adjusted
Sales	$2,588.0	$2,415.9	7.1%	$2,414.9	0.0%
Cost of sales	1,894.0	1,764.2	7.4%	1,775.6	0.6%

Gross profit	694.0	651.7	6.5%	639.3	(1.9)%
Operating expenses	447.5	410.0	9.1%	418.4	2.0%

Operating income	246.5	241.7	2.0%	220.9	(9.4)%
Equity in net (income) of unconsolidated joint ventures	(8.1)	(9.1)	(11.0)%	(7.7)	(15.4)%
Other non-operating expense, net	6.8	9.6	(29.2)%	4.3	(55.2)%
Interest (income)/expense, net	(3.7)	4.5	*	(3.2)	*

Income before income taxes	251.5	236.7	6.3%	227.5	(3.9)%
Income taxes	38.2	111.3	(65.7)%	33.9	(69.5)%

Net income	$213.3	$125.4	70.1%	$193.6	54.4%

*	Percentage change not meaningful

Sales

Our sales for 2008 were $2.6 billion, an increase of 7.1% (flat excluding foreign currency translation effects) from $2.4 billion in 2007. Increases in truck and bus production in Europe, expanded content per vehicle including new applications, and slight growth in our aftermarket business were offset by the significant decline in North American truck and bus production as well as the global decline in the production of trailers. Sales in Europe, our largest market, increased approximately 6.7% (decreased 0.1% excluding favorable foreign currency translation effects), which was impacted by the severe production cuts experienced at all truck & bus manufacturers in the latter part of the year. Sales decreased in North America, which experienced declines in the production of trucks and buses for the second consecutive year, in addition to a significant decline in trailer production. These declines were attributable to the global recession environment in the latter part of the year as well as the economic problems associated with the credit markets, which put constraints on the end customers’ ability to obtain financing for new purchases. Notwithstanding the above, sales in Asia and South America increased 11.3% and 24.1%, respectively (5.8% and 14.1% excluding favorable foreign currency translation effects, respectively). The sales growth in Asia was driven by an increase in China sales of 28.9% (19.2% without foreign currency translation impact), which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. The growth in South America resulted from the strong market demand in Brazil, as well as expanded content per vehicle.

In the fourth quarter of 2008 the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed. The Company had sales growth of 10% in local currencies through the first three quarters of 2008, which was completely offset by a 25% decline in sales in the fourth quarter of 2008. The impact of this fourth quarter decline resulted in full year 2008 sales that were flat with prior year in local currencies. The global commercial vehicle market decline is currently accelerating into the first part of 2009. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will develop in 2009.

Gross Profit

Gross profit increased by $42.3 million (decreased $12.4 million excluding foreign currency translation effects). Also, included in gross profit was approximately $(6.7) million of foreign currency transaction losses related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured. Although we were operating in a market that deteriorated significantly in the latter part of the year, the results generated from the WABCO Operating System provided for an increased benefit in gross profit from productivity improvements of approximately $64.4 million. These improvements were offset by sales price decreases of approximately $46.9 million, labor and other cost escalation of approximately $13.0 million, higher spending on streamlining programs of approximately $8.7 million, and other net costs of $1.5 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $37.5 million ($8.4 million excluding foreign currency translation effects). The increase in operating expense was primarily driven by increased spending on streamlining programs of approximately $16.8 million and labor cost inflation and escalation of approximately $13.4 million. The Company’s timely actions in anticipation of a market slowdown experienced in the latter part of the year as well as the efficient execution of related cost cutting efforts in the fourth quarter was the primary driver of a $10.8 million decrease in operational spending. In addition, separation costs decreased by approximately $11.0 million.

Cost Reduction Programs and Streamlining Expenses

Subsequent to WABCO’s second quarter earnings release and 10-Q filing, management anticipated a potential deterioration in the commercial vehicle market and proceeded to put in place a cost reduction plan for the remainder of 2008. The plan set out to reduce $20 million in costs that were previously expected for the latter part of the year including a variety of items largely at the operating expense level. Throughout the second half of the year, WABCO proactively monitored the developments in the industry. As the market decline became more significant in the fourth quarter, WABCO rapidly accelerated the cost-savings objectives resulting in total savings of $45 million versus previously expected spending levels in the second half of 2008. These aggressive and efficiently executed actions helped drive down 2008 costs to significantly mitigate the impact of the market decline.

Due to the degree of market declines occurring in the fourth quarter of 2008, WABCO commenced a streamlining program on October 28, 2008, which began with a consultative process with works councils and employee representatives globally. The initial intent was to reduce the Company’s global workforce by approximately 1,000 positions of which approximately 600 were terminated as of January 31, 2009. As the Company continued to assess the impacts of the declining market conditions, in January 2009, the Company committed to a further reduction of 400 positions, bringing the total for this streamlining plan to 1,400. This level of reduction in workforce represents an approximately 30% reduction in capacity, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. These actions create sufficient flexibility in production and help to cope with anticipated demand volatility in 2009. In total, WABCO incurred $36.9 million of streamlining expenses during 2008 of which $26.4 million was charged to selling and administrative expenses and $10.5 million was charged to cost of sales. WABCO incurred $12.8 million of streamlining expenses in 2007 of which $9.1 million was charged to selling and administrative expenses and $3.7 million was charged to cost of sales. The increase in streamlining expenses during 2008 is attributable to employee severance costs associated with our streamlining program that commenced on October 28, 2008 which is being executed with remarkable speed.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $1.0 million to $8.1 million in 2008 as compared to $9.1 million in 2007. The decrease was partially due to WABCO’s joint venture in North America, driven by the production decline in the North American market. As described above, the North American commercial vehicle production decreased in 2008, in addition to a significant decline in the production of trailers from 2007. As a result, Meritor WABCO was impacted by lower sales volumes in 2008. Additionally, the decrease was driven by WABCO’s Indian joint ventures, which was caused primarily by difficult market conditions in the non-brakes divisions of the group, start-up costs associated with new business development, a write-off of one of its investments, as well as a decline in the brakes division experienced in the fourth quarter of 2008.

Other Non-Operating Expense, net

Other non-operating expense, net decreased by $2.8 million to $6.8 million for the full year 2008 as compared to $9.6 million for the full year 2007. The decrease was primarily driven by WABCO’s terminated participation in Trane’s securitization program as of May 31, 2007. This was partially offset by a write-off of capitalized transaction related costs of approximately $1.6 million in the fourth quarter of 2008, in accordance with the transition provisions of SFAS 141 (R).

Interest (Income)/Expense, net

Interest (income)/expense, net improved by $8.2 million ($7.7 million excluding foreign currency translation effects) to $(3.7) million in 2008 compared to $4.5 million in 2007. The improvement is largely driven by a more favorable average net cash position during 2008 compared to 2007, as well as more favorable interest rates.

Income Taxes

The income tax provision for 2008 was $38.2 million. The effective income tax rate was 15.2% of pre-tax income in 2008. The income tax provision for 2007 was $111.3 million, an effective tax rate of 47.0%. The income tax provision for 2008 includes a net benefit of $8.3 million, principally related to a reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. This change in estimate resulted from the filing of the Company’s and Trane’s 2007 U.S. Federal income tax returns in September 2008.

Backlog

Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $679.7 million at the end of the fourth quarter, down 44.1% (or 40.4% excluding foreign currency translation effects) from the fourth quarter of 2007 attributable to a significant decline in production in the commercial vehicle industry. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2007 Compared with 2006

(amounts in millions)

	Year ended December 31,		% change reported	Excluding Foreign Exchange Translation
	2007	2006		2007 adjusted amount	% change adjusted
Sales	$2,415.9	$2,015.2	19.9%	$2,226.9	10.5%
Cost of sales	1,764.2	1,463.5	20.5%	1,629.4	11.3%

Gross profit	651.7	551.7	18.1%	597.5	8.3%
Operating expenses	410.0	328.7	24.7%	373.6	13.7%

Operating income	241.7	223.0	8.4%	223.9	0.4%
Equity in net (income) of unconsolidated joint ventures	(9.1)	(23.3)	*	(8.7)	*
Other non-operating expense, net	9.6	9.3	*	8.8	*
Interest (income)/expense, net	4.5	11.3	*	4.2	*

Income before income taxes	236.7	225.7	4.9%	219.6	(2.7)%
Income taxes	111.3	87.9	26.6%	105.2	19.7%

Net income	$125.4	$137.8	(9.0)%	$114.4	(17.0)%

*	Percentage change not meaningful

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

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $81.3 million ($44.9 million excluding unfavorable foreign currency translation effects). The increase in operating expense was primarily driven by charges resulting from the legal reorganization in connection with the spin-off from Trane in 2007 of $13.6 million, incremental investments in product engineering and new product development programs of approximately $10.6 million, labor cost inflation and escalation of approximately $8.5 million, early-redemption premiums on the $40.0 million outstanding bonds that were redeemed on April 30, 2007 of $6.0 million, increases in spending on streamlining programs of approximately $3.1 million, an increase of $2.4 million of expenses due to a change in certain pension obligations, and $0.8 million relating to costs associated with environmental liabilities transferred from Trane. In the second half of 2007, WABCO incurred employee separation costs of approximately $4.7 million.

Streamlining Expenses

WABCO incurred $12.8 million of streamlining expenses in 2007 of which $9.1 million was charged to selling and administrative expenses and $3.7 million was charged to cost of sales. WABCO incurred $8.2 million of streamlining expenses during 2006 of which $1.3 million was charged to cost of sales and $6.9 million was charged to selling and administrative expenses.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $14.2 million to $9.1 million in 2007 as compared to $23.3 million in 2006. The decrease was partially due to WABCO’s joint venture in North America, driven by the production decline in the North American market. As described above, North American commercial vehicle production decreased in 2007, influenced by increased sales volume in 2006 ahead of regulations mandating better emissions standards that became effective on January 1, 2007. As a result, Meritor WABCO was impacted by lower sales volumes in 2007. Additionally, the decrease was driven by WABCO’s Indian joint venture, SCL, which was mainly driven by difficult market conditions in the non-brakes divisions of the group, start-up costs associated with new business development, and a write-off of one of its investments.

Other Non-Operating Expense, Net

Other non-operating expense, net increased by $0.3 million to $9.6 million for the full year 2007 as compared to $9.3 million for the fully year 2006.

Interest (Income)/Expense, Net

Interest (income)/expense, net was $4.5 million for 2007 as compared with $11.3 million in 2006. The decrease in net interest expense is primarily driven by a $4.7 million decrease in related party net interest expense, which in 2007 only included a partial year of related party interest versus a full year in 2006. Additionally, WABCO’s capital structure at the time of the Separation was more favorable when compared to 2006.

Income Taxes

The income tax provision for 2007 was $111.3 million. The effective income tax rate was 47.0% of pre-tax income in 2007. The income tax provision for 2006 was $87.9 million, an effective tax rate of 38.9%. The effective income tax rate for 2007 increased primarily due to a provision of $50.7 million related to the separation of the WABCO business from Trane and a charge of $10.2 million related to the net reduction in deferred tax assets pursuant to tax rate changes in Germany, UK and China, partially offset by a $7.5 million benefit as a result of the settlement of a foreign tax audit during the second quarter, and to benefits associated with foreign tax planning for 2007 following WABCO’s separation from Trane.

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

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $324.8 million for 2008. This compared with net cash used by operating activities of $0.3 million for 2007.

During 2007, in accordance with the terms of Trane’s receivable financing facility, the spin-off of WABCO required its withdrawal from Trane’s asset securitization program. Additionally, as a result of the spin-off, WABCO is also no longer selling its receivables from Meritor WABCO to a subsidiary of Trane. The impact on the net cash of terminating these two arrangements amounted to $(216.1) million; composed of a $(169.5) million impact from accounts receivable, $19.1 million from other current assets, and $(65.7) million from other accrued liabilities during 2007.

In addition to the separation related items mentioned above, our change is due to a reduction of our working capital during 2008. Due to a weakening economy in the second half of 2008, WABCO ended the year with a lower accounts receivable balance. Additionally, the Company was able to successfully reduce inventory levels in the fourth quarter of 2008.

Within investing activities, we made capital expenditures of $83.6 million for 2008, including $36.4 million on plant and equipment, $41.6 million of investments in tooling, and $5.6 million in computer software. This compared with capital expenditures of $77.7 million in 2007, including $40.9 million on plant and equipment, $28.9 million of investments in tooling and $7.9 million in computer software. As a result of the downturn in the economy, the Company implemented controlled spending measures which resulted in capital expenditure reductions in the fourth quarter versus prior year.

The net cash used by financing activities during 2008 amounted to $18.6 million while the financing activities for 2007 resulted in net cash provided of $214.5 million.

In July 2007, we repaid $52.1 million of the outstanding credit facility which had been put into place by Trane in 2005 with JP Morgan. This repayment was primarily financed through additional cash obtained from Trane. In order to finance the share buy back program and to fund the operations of the China facilities, we drew $116.0 million from our $800.0 million five year credit facility which was entered into in May 2007, and $4.0 million from our $20 million credit facility in China.

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

As of December 31, 2008, our total third party indebtedness was $250.0 million consisting primarily of $140.6 million of long term debt borrowed under our Rabobank facility, $33.0 million of long term debt borrowed under our $800 million 5-year credit facility and $70.3 million of short term debt borrowed under our Bank of Tokyo-Mitsubishi facility that is due to be repaid in November 2009. All facilities are discussed in Note 12 – Debt. Also, subsidiaries in other countries had borrowings from banks totaling $6.1 million. These loans support local working capital requirements.

We paid quarterly dividends amounting to $18.3 million for 2008 and $9.6 million for 2007, respectively. These dividends were funded by drawdowns on our $800 million credit facility. See “Credit Agreements” below for a description of the credit agreement.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2008, including payment of benefits incurred by unfunded plans, totaled $31.0 million. Contributions in 2009 are expected to be in line with the contributions made during 2008.

Our Board of Directors has approved $500 million of expenditures under a program to purchase shares of our common stock in the open market. During 2008 we repurchased $153.5 million of shares and also received stock option proceeds for the year of $21.5 million. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial conditions and other factors.

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture SCL, through a plan of demerger. TVS will transfer to WABCO its shares in WABCO-TVS (INDIA) Ltd. (“WABCO TVS”), and WABCO’s percentage ownership in WABCO-TVS will increase to a minimum of approximately 64% by September 30, 2009, and expected to increase to 75% by no later than September 30, 2010. Concurrent with TVS’ share transfers to the Company, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. Depending on the trading share prices of SCL and WABCO-TVS at the time of transfer of shares, the Company may have to remit or may receive some amount of cash to or from TVS and a gain or loss on the transaction may be recognized in the income statement.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements and the use of operating leases.

Liquidity with Regard to European Commission Fine

In addition to cash on hand, we have in place a number of short and longer term credit agreements designed, in part, to assist us covering a fine expected to be imposed by the European Commission. Due to the uncertainties surrounding the timing and potential amount of the fine, and the possible limitations of the amounts we can draw under such credit agreements based on our covenants, as further described below, we cannot make any prediction as to whether or not the funds available under the credit agreements will be sufficient to finance the fine at such time as it becomes due.

The borrowings under our existing credit agreements are limited by covenants (See “Credit Agreements” below for an overview of the covenants). The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of December 31, 2008 our trailing four quarters adjusted EBITDA is $389.5 million, which consists of $58.2 million for the fourth quarter, $100.4 million for the third quarter, $115.8 million for the second quarter and $115.1 million for the first quarter. Given a net indebtedness of $150 million at December 31, 2008, this resulted in an EBITDA covenant ratio of 0.4 to 1. We would expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. Thus, we do not intend to extend our one year facilities that will come due in 2009 (See “Credit Agreements” below for more detail on one year facilities with Rabobank, ABN AMRO and Bank of Tokyo-Mitsubishi) but rather, we will focus our efforts on obtaining additional sources of liquidity which would not be subject to this trailing four quarters adjusted EBITDA covenant and complement our $800 million five-year facility. In addition to working on replacing our accounts receivable financing facility that was terminated on January 12, 2009, we are also pursuing other opportunities of financing that would allow for off balance sheet accounting treatment and would therefore not be subject to the constraints of the trailing four quarters adjusted EBITDA covenant. These possible sources of future liquidity may come from the factoring of additional accounts receivable balances, inventory financing programs, or the sale-leaseback of certain property, plant and equipment. While there can be no assurance that we will be able to obtain these alternative sources of liquidity, based on our current discussions with other parties we believe that some of these opportunities will contribute, if needed, to our future funding requirements. We would also try to obtain waivers of our financial debt covenants. If we receive a fine from the European Commission at an amount exceeding our available liquidity at the time, we will try to negotiate a payment plan with the Commission. We are advised this possibility exists in cases of extreme hardship and substantiated financial difficulties. It is our understanding that it is not in the Commission’s interest, nor is it their intention, to force companies out of business due to fine payments and we believe that the Commission will be sensitive to the current economic environment. However this outcome cannot be assured due to the degree of discretion inherent in the Commission’s fining and enforcement powers.

Although our available liquidity is currently adequate for our potential funding needs, future developments and an increasing downturn in the industry could negatively impact our liquidity, so we are continuing to proactively address potential constraints that may occur later during 2009.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our primary bank credit agreement and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described under the heading “Item 3—Legal Proceedings—The European Commission Investigation” above. Up to $100 million under this facility may be used for issuing letters of credit of which $97.5 million was unused as of December 31, 2008, and up to $75 million for same-day borrowings. The balance outstanding on this facility on December 31, 2008, is $33.0 million. The Company has the ability to borrow an additional $764.5 million under this facility. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

On March 7, 2008, we entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling €200.0 million ($281.2 million at December 31, 2008 exchange rates). The balance outstanding with Rabobank is $140.6 million on December 31, 2008. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. The balance outstanding is classified as long-term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility. There is no balance outstanding with ABN AMRO on December 31, 2008. We currently do not intend to renew these facilities when they expire.

On November 28, 2007 we entered into a €50.0 million ($70.3 million at December 31, 2008 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. As of December 31, 2008, the outstanding balance under this facility was $70.3 million. Prior to its expiration, this facility was extended for a further 364 day period. As a result of the draw down on November 26, 2008, the 364 day €50.0 million credit facility with Bank of Tokyo has an expiration date of November 26, 2009. We currently do not intend to renew this facility when it expires in November 2009, and may repay the principal and interest earlier.

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require us to meet certain financial tests: a 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. For additional information relating to the terms of the credit agreement we refer to the Form 8-K filed by Trane on June 5, 2007. As of December 31, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

On January 12, 2009, our accounts receivable financing facility, which was entered into in the second quarter of 2008, was terminated by ABN/Royal Bank of Scotland (RBS) due to the downgrade of RBS by S&P. That agreement had provided for the financing of up to € 150 million of receivables, which qualified for off balance sheet accounting treatment, and was not subject to the trailing four quarters adjusted EBITDA covenant described above. The Company is currently in the process of seeking a replacement of this facility with another facility that should be similar in nature, although it may differ in size.

Cross Currency Swap

The unsecured 364 day €100.0 million credit facility entered into in March 2008 with Rabobank (discussed above under credit agreements), included a requirement to draw down on the facility within a certain time period to avoid termination of the facility. Therefore, the full € 100.0 million, or $156.5 million U.S. dollars, was drawn down on July 31, 2008 and used to pay down the five-year $800 million, multi-currency revolving credit facility expiring on July 2012. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. In order to avoid foreign currency risk associated with the euro denominated borrowing, the Company entered into a cross currency swap with Rabobank on July 29, 2008, and designated the swap as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and U.S. dollar. The fair value hedge is highly effective and therefore any volatility resulting from translating the hedged debt into U.S. dollars and the remeasurement of the swap have not had a material impact to our consolidated financial statements. For additional information relating to the terms of the cross currency swap, refer to Note 12 – Debt.

Streamlining Program Initiated

On October 28, 2008, the Company commenced a consultative process with works councils and employee representatives regarding intended reductions in the Company’s global workforce by approximately 1,000 positions, of which approximately 600 were terminated as of January 31, 2009. Based on the continued deterioration in the industry, in January 2009, the Company has committed to a further reduction of an additional 400 employees. In many cases, reductions in workforce can only be effected subject to completion of a formal consultation process with works councils in accordance with applicable local laws. The Company estimates that the streamlining charges and related cash payments associated with this activity will range from $70 million to $80 million of which $26 million was recorded in the fourth quarter of 2008, and would result in anticipated annualized savings of approximately $55 million to $65 million. The Company expects that this activity will be fully completed in the first half of 2009. It is anticipated that the principal categories of associated costs would consist of termination and severance costs, costs associated with the provision of job outplacement services, and other employee benefit related costs.

Off-Balance Sheet Arrangements

We had an unutilized accounts receivable financing facility effective as of December 31, 2008. This program was subsequently terminated on January 12, 2009.

Contractual Obligations

Following is a summary of contractual obligations as of December 31, 2008.

Aggregate Contractual Obligations

As of December 31, 2008

(in millions)

Payments due by period(1)
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	Beyond 2013
Debt obligations (principal plus interest)(2)	$270.7	$83.6	$10.4	$176.7	$—
Operating lease obligations(3)	41.7	15.1	16.1	8.7	1.8
Tax indemnifications(4)	60.4	25.2	—	—	—
Purchase obligations(5)	132.6	132.6	—	—	—
Unfunded pension and post-retirement benefits(6)	313.3	30.6	59.9	61.8	161.0
FIN 48 tax liabilities(7)	94.1	—	—	—	—

Total	$912.8	$287.1	$86.4	$247.2	$162.8

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.
(2)	Amounts shown for debt obligations include the associated interest amounting to $20.7 million, calculated at the December 31, 2008 rates applicable to each type of debt.
(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2008. The present value of the $41.7 million total is equivalent to approximately $36.7 million, discounted at an assumed rate of 5.5%.
(4)	Amounts are estimated costs as a result of transactions needed to affect the Separation of WABCO from Trane. See Note 15 – Certain Tax and Indemnification Liabilities Transferred from Trane. The remaining $35.2 million is classified as long term and the Company is currently unable to estimate the timing of the potential amounts to be paid beyond 2009.
(5)	In the normal course of business we expect to purchase approximately $1.1 billion in 2009 of materials and services, and estimate that on average no more than approximately $150 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.6 billion, $1.5 billion and $1.2 billion on materials and services in 2008, 2007 and 2006, respectively.
(6)	Amounts represent undiscounted projected benefit payments to WABCO’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2009. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2008 and include benefits attributable to estimated future employee service of current employees.
(7)	Amounts represent the Company’s unrecognized tax benefits (including interest of $6.9 million) potentially owed to tax authorities as described below in Note 14 – Income Taxes. The entire liability is classified as long term and the Company is currently unable to estimate the potential amounts to be paid beyond 2009.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Due to the rapid decline that the commercial vehicle industry is experiencing going into 2009, we expect to make capital expenditures on plant and equipment, tooling and computer software in 2009 at lower levels in comparison to 2008.

Effect of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the impact of adoption was immaterial to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and there was no impact of adoption to the Company’s consolidated financial statements as the Company elected not to measure any additional assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. In accordance with the transition provisions of SFAS No. 141 (R) the Company elected to write off capitalized transaction related costs in the fourth quarter of 2008 of approximately $1.6 million when it became probable that the acquisition would not close before the effective date of SFAS 141 (R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. The Company believes that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in the financial statement presentation will be required. As of December 31, 2008 and 2007 the Company would reclassify $13.4 million and $13.5 million, respectively, from minority interest, which is currently shown in liabilities, to a new line item, within shareholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our consolidated financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe that of our significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are stock-based compensation, post-retirement benefits, warranties, streamlining expenses, income taxes, allowance for doubtful accounts and commitments and contingencies.

Allowance for Doubtful Accounts—In determining the allowance for doubtful accounts WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Stock-Based Compensation—Trane, WABCO’s former parent company, adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payments on January 1, 2006. FAS 123R requires the Company to measure and recognize in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, restricted stock grants and discounts on employee stock purchases associated with the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The Company has reviewed each of these assumptions carefully and based on the analysis discussed in Note 5 of Notes to the Consolidated Financial Statements determined its best estimate for these variables. Of these assumptions, the expected term of the option and expected volatility of WABCO’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO’s stock. An increase in the volatility of WABCO’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Post-Retirement Benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $2.7 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $0.2 million. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 11 of Notes to the Consolidated Financial Statements.

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

To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. Such changes in estimates, including foreign currency exchange effects increased our warranty accrual by a net of $3.8 million in 2008, $13.5 million in 2007 and $6.6 million in 2006. The warranty accrual includes foreign currency exchange effects of $(3.0) million, 5.4 million, and 4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 13 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

Derivative Instruments and Hedging Activities—The Company has entered into a cross currency swap to minimize the risks and costs associated with fluctuations in foreign currency exchange rates between the euro and the U.S. dollar. The swap agreement is a contract to exchange variable-rate for variable rate interest payments over the life of the agreement and to exchange notional amounts of euro and U.S. dollar at the termination of the agreement. The Company recognizes the derivative financial instrument in the consolidated financial statements at fair value. The Company’s current derivative instrument is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and the U.S. dollar. Changes in the fair value of the derivative financial instrument qualifying for hedge accounting is recorded as an offset to the changes in fair value of the underlying hedged item and is included in the account other non-operating expense, net. See Note 12-Debt for additional details.

Income taxes—We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $113.1 million. We also estimate our effective income tax rate periodically, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly.

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

Commitments and Contingencies—

Commitments

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture SCL. This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which were allocated proportionately in May 2008 to existing SCL shareholders and were listed in India as of October 1, 2008. Subsequent to the demerger, TVS will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS will increase to a minimum of approximately 64% by September 30, 2009, and expected to increase to 75% by no later than September 30, 2010. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Concurrent with TVS’ share transfers to the Company, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free based on an opinion from outside counsel. The Company has also requested a private letter ruling from the U.S. Internal Revenue Service. The subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfer. The Company continues to work with its tax advisors to validate the intended U.S. tax treatment of the planned transactions. Additionally, depending on the trading share prices of SCL and WABCO-TVS at the time of transfer of shares, the Company may have to remit or may receive some amount of cash to or from TVS and a gain or loss on the transaction may be recognized in the income statement.

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

As part of a multi-company investigation commenced in 2004, the former American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the Separation, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against, any fines related to this investigation.

We anticipate that this investigation may result in the imposition of a fine in 2009; however, we are unable to reasonably estimate the likely amount or range of any fine that may result from this matter for the reasons that follow. Under its 2006 Fining Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement related, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including the determination of the “basic amount,” the evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. Due to the specific circumstances, and the factual differences of published precedents so far, there is insufficient guidance to allow us to ascertain how the Commission would exercise its discretion in applying the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine could be significant depending on whether the breadth of the allegations and the alleged duration of the infringement are maintained. American Standard and its charged European businesses presented defenses to the allegations in the Statement of Objections, as did WABCO Europe BVBA at an oral hearing with the European Commission in November 2007. It is not possible to judge the impact of these defenses on the final outcome. Following the hearing, the European Commission has twice requested additional information, once in June 2008 (requesting information regarding revenue of the relevant entities for the year 2007), and again in December 2008 (requesting information of WABCO, Ideal Standard International, and Trane) regarding the spin-off of WABCO from American

Standard and certain historic corporate information including data regarding the corporate structures of American Standard and its successors before and after the spin-off and the transition of entities and/or assets to Trane and Ideal Standard International. The Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision, or it could adopt a decision imposing a fine. We believe that the Commission will likely request further information regarding 2008 revenue before imposing a fine. A fine would under the applicable rules be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the European Court of First Instance could agree to waive or suspend this requirement for reasons of financial hardship, however this outcome cannot be assured and will depend on the relevant facts at the time.

Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. It is unknown on what basis the Commission will calculate the maximum. As we have previously reported, if the Commission had issued a fine in 2007 and based it on American Standard’s reported worldwide revenue in 2006, the total potential maximum liability would have been approximately $1.1 billion subject to a probable reduction for leniency of at least 20%. American Standard no longer exists. The effect, if any, of the spin-off of WABCO from American Standard, the sale of its Bath and Kitchen business to Ideal Standard International, and the merger of Trane with Ingersoll Rand, all of which occurred in 2007 and 2008, on the determination of the applicable 10% cap is unclear. Furthermore, we have argued that the cap should be calculated on the basis of the revenue of the charged European businesses, rather than the parent company’s worldwide revenues.

The fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. We are however continuing to fully cooperate with the Commission and believe the defenses we have presented to the Commission will be considered and taken into account in the determination of the fine.

As of December 31, 2008, the Company had a cash balance of $392.8 million. The Company has several credit facilities in place all of which contain covenant restrictions. The $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the stipulated financial/liquidity covenants in the credit agreement. The Company has entered into a € 50 million ($70.3 million at December 31, 2008 exchange rates); 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day €100 million credit facilities ($140.7 million each at December 31 exchange rates). There is a balance of $33.0 million outstanding on the $800 million credit facility. There is a balance of $70.3 million outstanding on the €50 million 364 day credit agreement. There is a balance of $140.7 million outstanding on one of the 364 day €100 million credit facilities. There is no balance outstanding on the remaining 364 day €100 million facility as of December 31, 2008.

The borrowings under our existing credit agreements are limited by covenants (See “Credit Agreements” above for an overview of the covenants). The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA, as defined in the agreement to the five year $800 million credit facility. As of December 31, 2008 our trailing four quarters adjusted EBITDA is $389.5 million, which consists of $58.2 million for the fourth quarter, $100.4 million for the third quarter, $115.8 million for the second quarter and $115.1 million for the first quarter. Given a net indebtedness of $150 million at December 31, 2008, this resulted in an EBITDA covenant ratio of 0.4 to 1. We would expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. The Company is proactively addressing this matter by pursuing alternative financing arrangements that would not be subject to the EBITDA covenant. As described above, the Company’s accounts receivable financing facility was terminated on January 12, 2009 as a result of an event outside of the Company’s control. The Company is in negotiations to obtain a substitute facility to replace the loss of this accounts receivable financing facility, which is expected to be similar in nature but may differ in size. Additionally, other potential sources of financing that the Company is considering include but are not limited to the following: (i)factoring of additional accounts receivable balances, (ii) inventory financing programs , (iii)sale-leaseback of certain property, plant and equipment , and (iv) obtain a waiver or renegotiate the debt covenants on our existing $800 million five-year credit facility. If a fine in excess of our funding capability were issued, the Company would seek approval from the Commission for alternative payment measures, such as payment in installments, which is available in certain circumstances. As a further option, the Company may be able to apply for a court-ordered suspension of its payment obligation to the Court of First Instance, a statutory available remedy in cases of hardship. The uncertainty of the extent and duration of the current global industry downturn requires us to observe that if the fine were to be issued in an amount in excess of our funding capability at that time, and various mitigating actions which the Company has implemented and is planning were to fail, the fine could have a material adverse effect on the financial condition and liquidity of WABCO. See also Item 1A. Risk Factors.

In conjunction with the Tax Sharing Agreement, as further discussed in Note 15, Tax and Indemnification Liabilities Transferred from Trane to WABCO, in Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnifications to Trane of $60.4 million related to the non-U.S. entities of Trane’s Bath & Kitchen business. The unrecognized tax benefits of $94.1 million discussed further within Note 14, Income Taxes, includes $20.0 million of unrecognized tax benefits related to Trane’s Bath & Kitchen business for which WABCO has obligations directly to tax authorities.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Over 70% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production has consistently been growing since 2001. In the fourth quarter of 2008, however, the global commercial vehicle markets experienced the beginning of a significant decline that is unprecedented in its breadth, depth and speed. It is currently accelerating into the first part of 2009. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will develop in 2009. The continued adoption of new technologies by truck and bus manufacturers helps to mitigate some of the impact of declines in truck and bus production. The commercial vehicle industry is not subject to seasonal impacts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct operations through subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea and Japan as well as the US. In addition, we conduct business in some countries through affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. Fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. The largest of these exposures to currency exchange rates is between the euro and U.S. dollar. We believe our primary exposures to changes in currency exchange rates are associated with the following:

•

Translation—We face foreign currency exposure that arises from translating the results of our operations to the U.S. dollar at exchange rates that have fluctuated throughout the year. A hypothetical 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $20.1 million reduction in the 2008 reported net income.

•

Sourcing and manufacturing strategy—A significant and growing portion of our products are sourced and manufactured in currencies different than the currency in which they are sold resulting in increased exposure to foreign exchange risks. Based on our 2008 transaction flow, a 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $5.3 million increase in the 2008 reported net income.

•

Transaction gains and losses—Certain of our monetary assets and liabilities are denominated in currencies other than the functional currency of the respective entity. Based on December 31, 2008 balances, a 10% weakening of all other currencies in relation to the U.S. dollar would have resulted in an approximate $1.1 million decrease in the 2008 reported net income.

The aggregate impact of a hypothetical 10% weakening of all other currencies in relation to the U.S. dollar relating to the abovementioned exposures would have resulted in an approximate $13.7 million decrease in the 2008 reported net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity/owner’s net investment and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL

Represented by:

/s/    Harry Everaerts, Partner

Brussels, Belgium

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated statements of income, owners’ net investment and comprehensive income, and cash flows of WABCO Holdings Inc., for the year ended December 31, 2006. Our audit also included the related financial statement schedule listed in the Index at Item 15(a), for the year ended December 31, 2006. These financial statements and schedule are the responsibility of WABCO Holdings Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of WABCO Holdings Inc.’s operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock-based compensation on January 1, 2006, and defined benefit pension and other post-retirement plan obligations on December 31, 2006.

/s/ ERNST & YOUNG LLP

New York, New York

February 22, 2007

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2008	2007	2006
Sales	$2,588.0	$2,415.9	$2,015.2
Cost of sales	1,894.0	1,764.2	1,463.5

Gross profit	694.0	651.7	551.7
Costs and expenses:
Selling and administrative expenses	343.2	299.8	255.0
Product engineering expenses	92.9	84.2	72.2
Other operating expense, net	11.4	26.0	1.5

Operating Income	246.5	241.7	223.0
Equity (income) of unconsolidated joint ventures	(8.1)	(9.1)	(23.3)
Other non-operating expense, net	6.8	9.6	9.3
Interest (income)/expense, net	(3.7)	3.0	5.1
Interest expense, net-related party	—	1.5	6.2

Income before income taxes	251.5	236.7	225.7
Income taxes	38.2	111.3	87.9

Net income	$213.3	$125.4	$137.8

Net income per common share:
Basic	$3.28	$1.85	—
Diluted	$3.24	$1.81	—

Pro-forma net income per common share:
Basic	—	—	$2.03
Diluted	—	—	$1.98

Cash dividends per share of common stock	$0.28	$0.14	—

Common shares outstanding:
Basic	65,113,404	67,887,919	—
Diluted	65,871,941	69,270,661	—

Pro-forma common shares outstanding:
Basic	—	—	67,867,159
Diluted	—	—	69,696,428

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in millions, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$392.8	$183.2
Accounts receivable, less allowance for doubtful accounts—$6.9 in 2008; $6.4 in 2007	313.8	464.6
Inventories	162.7	177.4
Taxes receivable on income	20.0	—
Future income tax benefits	4.3	8.0
Other current assets	54.4	54.2

Total current assets	948.0	887.4
Facilities, less accumulated depreciation	315.8	336.2
Goodwill	360.8	376.8
Capitalized software costs, net of accumulated amortization—$145.9 in 2008; $129.1 in 2007	22.7	35.1
Long-term future income tax benefits	29.1	40.7
Investment in unconsolidated joint ventures	74.0	83.0
Other assets	25.6	35.0

TOTAL ASSETS	$1,776.0	$1,794.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Loans payable to banks	$76.4	$10.2
Accounts payable	108.3	193.5
Accrued payroll	89.8	100.1
Current portion of warranties	54.2	49.7
Taxes payable on income	—	12.8
Indemnification liabilities	25.2	26.4
Other accrued liabilities	74.5	91.6

Total current liabilities	428.4	484.3
Long-term debt	173.6	116.0
Post-retirement benefits	319.9	334.1
Deferred tax liabilities	26.6	25.6
Minority interest	13.4	13.5
Long-term indemnification liabilities	35.2	55.6
Long-term income tax liabilities	94.1	95.6
Other	83.3	61.9

Total liabilities	1,174.5	1,186.6
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,921,105 in 2008; 69,100,909 in 2007; and shares outstanding: 63,964,299 in 2008; 66,528,209 in 2007	0.7	0.7
Capital Surplus	578.4	548.3
Treasury stock, at cost: 5,956,806 in 2008; 2,572,700 shares in 2007	(276.3)	(122.8)
Retained earnings	271.4	76.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	51.4	128.6
Unrealized losses on benefit plans, net of tax	(24.1)	(23.6)

Total shareholders’ equity	601.5	607.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,776.0	$1,794.2

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2008	2007	2006
Operating activities:
Net income	$213.3	$125.4	$137.8
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	71.8	63.6	49.2
Amortization of capitalized software and other intangibles	24.7	28.7	32.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.6)	(0.1)	(4.7)
Non-cash stock compensation	8.8	4.4	2.7
Deferred income taxes	4.9	18.9	(15.7)
Loss on sale of facilities	0.1	2.9	1.6
Changes in assets and liabilities:
Accounts receivable	115.9	(233.9)	(38.2)
Inventories	4.8	(21.3)	(9.7)
Accounts payable	(76.2)	27.0	5.0
Other accrued liabilities and taxes	(46.8)	(29.7)	56.3
Post-retirement benefits	(3.6)	(3.3)	(31.4)
Other current and long-term assets	(5.4)	1.5	(21.8)
Other long-term liabilities	13.1	15.6	11.7

Net cash provided/ (used) by operating activities	324.8	(0.3)	175.4

Investing activities:
Purchases of property, plant and equipment	(78.0)	(69.8)	(65.2)
Investments in capitalized software	(5.6)	(7.9)	(7.5)
Proceeds from disposal of property, plant and equipment	—	1.9	—

Net cash used in investing activities	(83.6)	(75.8)	(72.7)

Financing activities:
Borrowings of long-term debt	156.5	142.4	64.8
Repayments of long-term debt	—	(202.0)	(52.7)
Net (repayments) / borrowings of revolving credit facilities	(83.0)	116.0	—
Net (repayments) / borrowings of short-term debt	58.2	(8.6)	10.3
Purchases of treasury stock	(153.5)	(122.8)	—
Dividend payments	(18.3)	(9.6)	—
Proceeds from exercise of stock options	21.5	18.1	—
Net transfers from Trane or Trane affiliated entities	—	281.0	(132.5)

Net cash provided/(used) by financing activities	(18.6)	214.5	(110.1)
Effect of exchange rate changes on cash and cash equivalents	(13.0)	10.0	2.3

Net increase/(decrease) in cash and cash equivalents	209.6	148.4	(5.1)
Cash and cash equivalents at beginning of period	183.2	34.8	39.9

Cash and cash equivalents at end of period	$392.8	$183.2	$34.8

Cash paid during the year for:
Interest	$6.2	$4.7	$5.0
Income taxes	$82.6	$65.7	$48.9
Non cash Items for the year:
Pension reserves transferred from Trane.	$—	$8.1	$—
VAT receivables transferred from Trane.	$—	$6.8	$—
Tax reserves and separation taxes transferred from Trane.	$—	$97.1	$—

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY/OWNER’S NET INVESTMENT AND COMPREHENSIVE INCOME

						Accumulated Other Comprehensive Income
(Amounts in millions)	Owner’s Investment	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation Effects	Minimum Pension Liability Adjustment	Unrealized Losses on Benefit Plans, net of tax		Comprehensive Income
Balance at December 31, 2005	$298.0	$—	$—	$—	$—	$63.9	$(51.1)	$

Net income	137.8	—	—	—	—	—	—		—	$137.8
Foreign currency translation	—	—	—	—	—	18.5	(5.3)		—	13.2
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	23.0		—	23.0
Unrealized losses on pension, adoption of FAS 158, net of tax	—	—	—	—	—	—	33.4		(73.2)	(39.8)

Total comprehensive income										$134.2

Non-cash stock compensation	2.7	—	—	—	—	—	—		—
Net transfers to Trane and affiliates	(132.5)	—	—	—	—	—	—		—

Balance at December 31, 2006	$306.0	$—	$—	$—	$—	$82.4	$—		$(73.2)

Net income prior to separation	39.4	—	—	—	—	—	—		—	$39.4
Net income post separation	—	—	—	—	86.0	—	—		—	86.0
Foreign currency translation	—	—	—	—	—	46.2	—		(4.0)	42.2
Unrealized gains on pension, net of tax	—	—	—	—	—	—	—		53.6	53.6

Total comprehensive income										$221.2

Net transfers from Trane and affiliates	180.4	—	—	—	—	—	—		—
Common stock issued upon separation	—	0.7	—	—	—	—	—		—
Transfer upon separation	(525.8)	—	525.8	—	—	—	—		—
Treasury stock purchased	—	—	—	(122.8)	—	—	—		—
Stock options exercised	—	—	18.1	—	—	—	—		—
Stock-based compensation	—	—	4.4	—	—	—	—		—
Dividends paid	—	—	—	—	(9.6)	—	—		—

Balance at December 31, 2007	$—	$0.7	$548.3	$(122.8)	$76.4	$128.6	$—		$(23.6)

Net income		—	—	—	213.3	—	—		—	$213.3
Foreign currency translation	—	—	—	—	—	(77.2)	—		(2.7)	(79.9)
Unrealized gains on pension, net of tax	—	—	—	—	—	—	—		2.2	2.2

Total comprehensive income										$135.6

Treasury stock purchased	—	—	—	(153.5)	—	—	—		—
Stock options exercised	—	—	21.5	—	—	—	—		—
Stock-based compensation	—	—	8.4	—	—	—	—		—
Other stock issued	—	—	0.2	—	—	—	—		—
Dividends paid	—	—	—	—	(18.3)	—	—		—

Balance at December 31, 2008	$—	$0.7	$578.4	$(276.3)	$271.4	$51.4	$—		$(24.1)

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Prior to July 31, 2007, the historical consolidated financial statements have been derived from the consolidated financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane’s net investment in the Vehicle Control Systems segment through July 31, 2007. Historically, stand-alone consolidated financial statements were not prepared for the Vehicle Control Systems segment. The accompanying consolidated financial statements include allocations of costs that were incurred by Trane for functions such as corporate human resources, finance and legal through July 31, 2007. These costs include the costs of salaries, benefits and other related costs. The total costs allocated to the accompanying consolidated financial statements for these functions amounted to $12.9 million and $21.8 million for the years ended December 31, 2007 and 2006, respectively. These costs are included in selling and administrative expenses in the accompanying consolidated financial statements. The primary driver underlying these allocations is total WABCO revenue as a percentage of the total consolidated revenue of Trane. Management believes the assumptions underlying the allocations included in the consolidated financial statements are reasonable.

Because prior to July 31, 2007, a direct ownership relationship did not exist among all of the various units and entities comprising WABCO, Trane’s net investment in WABCO is shown in lieu of shareholders’ equity in the consolidated financial statements through July 31, 2007.

The historical consolidated financial statements through July 31, 2007, include the accounts of certain majority-owned subsidiaries of Trane and intercompany transactions are eliminated. Subsequent to the Separation, all majority owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Historically, WABCO’s operations have been substantially funded through Trane’s primary bank credit agreement through either intercompany loans or intercompany advances. The historical accompanying consolidated financial statements through July 31, 2007, reflect the interest expense or income, if any, charged or received on these intercompany arrangements.

Although the historical consolidated financial statements, for periods prior to the Separation, may not necessarily reflect WABCO’s results of operations, financial position and cash flows subsequent to the Separation, management believes the differences between the amounts presented and what its results of operations, financial position and cash flows would have been had WABCO been a standalone company during the periods presented would not be material.

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to stock-based compensation, post-retirement benefits, warranties, streamlining expenses, income taxes, allowance for doubtful accounts and commitments and contingencies. Allocation methods are described in the notes to these consolidated financial statements where appropriate.

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

In accordance with EITF 01-9, Accounting for Consideration Given By a Vendor to a Customer, WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. WABCO recorded $38.3 million, $33.0 million and $27.5 million in 2008, 2007 and 2006, respectively in the accompanying consolidated statements of income.

In most countries where WABCO operates, sales are subject to VAT taxes. The Revenues are presented net of VAT in the consolidated statements of income.

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

Computer Software Costs—In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. WABCO amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use. WABCO recorded $16.8 million, $14.0 million and $13.9 million in 2008, 2007 and 2006, respectively in the accompanying consolidated statements of income.

Goodwill—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to impairment tests each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tests goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators, which would cause the Company to test goodwill for impairment between annual tests, include a significant change in the business climate, significant unexpected competition, loss of key personnel or a decline in the Company’s market capitalization below its net book value.

The Company determines fair value of its business using a market approach, which consists of one reporting unit. If circumstances change or events occur to indicate that the Company’s fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income.

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

Post-retirement Benefits—All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions and related guidance. Post-retirement pension benefits are provided for substantially all employees of WABCO, both in the U.S. and abroad through plans specific to each of WABCO’s legal entities. In addition, in the U.S. and Brazil, certain employees receive post-retirement health care and life insurance benefits. The costs of the benefits provided through plans of WABCO are also included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 11. Plans are primarily concentrated in the United Kingdom, Austria, Germany, and Switzerland. In December 2006, the Company adopted certain provisions of Statement of Financial Accounting Standard No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132(R). FAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit post-retirement plan’s overfunded status or a liability for a plan’s underfunded status.

FAS 158 also requires an entity to measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur. This provision was adopted by the Company for the year ended December 31, 2008. Since the Company currently has a measurement date of December 31st for substantially all plans, this provision did not have a material impact to the consolidated financial statements.

Fair Value of Financial Instruments—Financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At December 31, 2008 and 2007, the carrying amounts of these instruments approximated their fair values.

Derivative Instruments and Hedging Activities—The Company enters into cross currency swaps to minimize the risks and costs associated with fluctuations in foreign currency exchange rates between the euro and the U.S. dollar. The swap agreements are contracts to exchange variable-rate for variable rate interest payments over the life of the agreements and to exchange notional amounts of euro and U.S. dollar at the termination of the agreement. The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. The Company’s current derivative instrument is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and the U.S. dollar. Changes in the fair value of the derivative financial instrument qualifying for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net. On July 29, 2008, the Company entered into a cross currency swap. As of December 31, 2008, the fair market value of the cross currency swap was approximately $15.7 million is classified as long term within other liabilities on the balance sheet. See Note 12 for additional details.

Research, Development and Engineering Expenses—Research and development costs are expensed as incurred. WABCO expended approximately $92.9 million in 2008, $84.2 million in 2007 and $72.2 million in 2006 for research activities, product development and for product engineering.

Income Taxes—In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are determined on the asset and liability method, and are recognized for all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested. Prior to July 31, 2007, WABCO had been included in Trane’s consolidated federal and state income tax returns. The provision for income taxes for those periods has been computed as if WABCO filed its own consolidated income tax returns separate and apart from Trane.

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

Subsequent to July 31, 2007, basic net income per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 758,537 and 1,382,742 weighted average incremental shares for the years ended December 31, 2008 and 2007, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of Restricted Stock Units (“RSU’s”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The years ended December 31, 2008 and 2007, excluded 1,553,054 and 111,887 shares due to their anti-dilutive effect, respectively. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the years ended December 31, 2008 and 2007.

Comprehensive Income—Comprehensive income consists of net income, foreign currency translation adjustments and pension liability adjustments, unrecognized gains or losses on post-retirement benefit plans and is presented in the accompanying consolidated statement of shareholders’ equity/owner’s net investment and comprehensive income.

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

All options granted prior to 2007 were adjusted upon the Distribution into two separate options, one relating to the Company’s common stock and one relating to Trane common stock. This adjustment was made such that immediately following the Distribution (i) the number of shares relating to the Company options were equal to the number of shares of Company common stock that the option holder would have received in the Distribution had Trane options represented outstanding shares of Trane common stock, and (ii) the per share option exercise price of the original Trane stock option was proportionally allocated between the two types of stock options based upon the relative per share trading prices of the Company and Trane immediately following the Distribution. Thus, upon the Distribution, WABCO options are being held by both WABCO and Trane employees and Trane options continued to be held by WABCO employees. Options granted to WABCO employees in 2007 were equitably adjusted upon Distribution so as to relate solely to shares of the Company’s common stock. These adjustments preserved the economic value of the awards immediately prior to the Distribution. All Company options issued as part of this adjustment and the Trane options will continue to be subject to their current vesting schedules. Further, for purposes of vesting and the post-termination exercise periods applicable to such stock options, the Trane Inc. Management Development and Compensation Committee determined that continued employment with the Company will be viewed as continued employment with the issuer of the options.

WABCO uses the Black-Scholes option pricing model to value the stock options. Total stock-based compensation cost recognized during the years ending December 31, 2008, 2007 and 2006, of $8.4 million, $4.4 million and $2.4 million, respectively, has been included in the accompanying consolidated statements of income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane common stock options, WABCO common stock options and Restricted Stock Units only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arise as a result of the Distribution and are not reflected in compensation expense recognized by the Company. Consequently, these stock options do not result in any tax benefits to the Company at any time. The WABCO options held by non-employees or directors are considered in the Company’s diluted EPS calculation.

NOTE 3. Effect of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the impact of adoption was immaterial to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to voluntarily choose to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and there was no impact of adoption to the Company’s consolidated financial statements as the Company elected not to measure any additional assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. In accordance with the transition provisions of SFAS No. 141 (R) the Company elected to write off capitalized transaction related costs in the fourth quarter of 2008 of approximately $1.6 million when it became probable that the acquisition would not close before the effective date of SFAS 141 (R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. The Company believes that the adoption of this Statement will not have a material impact on the consolidated financial statements, although changes in the financial statement presentation will be required. As of December 31, 2008 and 2007 the Company would reclassify $13.4 million and $13.5 million, respectively, from minority interest, which is currently shown in liabilities, to a new line item, within shareholders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our consolidated financial condition, results of operations or cash flows.

NOTE 4. Streamlining Expenses

Following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of December 31, 2008 (amounts in millions):

2008 Streamlining Programs
Charges during the year of 2008	$36.9
Payments during the year of 2008	(10.4)

Balance as of December 31, 2008	$26.5

2007 Streamlining Programs
Balance as of December 31, 2007	$8.2
Payments during the year of 2008	(2.9)

Balance as of December 31, 2008	$5.3

2006 and earlier Streamlining Programs
Balance as of December 31, 2007	$5.7
Payments during the year of 2008	(2.2)

Balance as of December 31, 2008	$3.5

Total Balance as of December 31, 2008	$35.3

During 2008, WABCO incurred charges totaling $36.9 million related to streamlining activities, of which $10.5 million is included in cost of sales and $26.4 million is included in selling and administrative expenses. These actions included the elimination of 290 jobs. The Company also eliminated temporary positions during 2008 which have no impact on future streamlining costs. WABCO expects that approximately $13.6 million will be paid in 2009 on the remaining balance of $26.5 million related to 2008 programs.

During 2008, WABCO paid $2.9 million of cash on 2007 programs. WABCO expects that approximately $2.7 million will be paid in 2009 on the remaining balance of $5.3 million related to 2007 programs.

During 2008, WABCO paid $0.8 million of cash on 2006 programs and $1.4 million on earlier year programs. WABCO expects that approximately $2.0 million will be paid in 2009 on the remaining balance of $3.5 million related to 2006 and earlier programs.

The total liability balance of $35.3 million is recorded in other accrued liabilities and other liabilities in the accompanying consolidated balance sheet.

During 2007, WABCO incurred charges totaling $12.8 million related to streamlining activities, of which $3.7 million is included in cost of sales and $9.1 million is included in selling and administrative expenses. These charges included $0.9 million related to 2006 plans, primarily related to severance and early retirement plans. These actions included the elimination of 90 jobs.

During 2006, WABCO incurred charges totaling $8.2 million related to streamlining expenses of which $1.3 million was included in cost of sales and $6.9 million was included in selling and administrative expenses. These charges included $7.4 million related to 2006 plans and $0.8 million related to prior period plans, primarily related to severance. These actions included the elimination of 59 jobs.

NOTE 5. Capital Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share and 4,000,000 shares of preferred stock, par value $.01 per share. As a result of the Distribution, there were 68,131,836 shares of WABCO common stock outstanding on August 1, 2007.

The Company paid dividends of $18.3 million in 2008 and $9.6 million in 2007 on our common stock. On January 29, 2009, the Board of Directors approved the payment of a dividend of $0.07 per share of common stock to be paid on March 20, 2009, to shareholders of record on March 4, 2009.

The Company purchased 3,384,106 shares of common stock in 2008 for $153.5 million. As of December 31, 2008, the unexpended authorization under the Company’s share repurchase programs was $223.7 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial market conditions and other factors.

The WABCO Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”), was formally adopted by our Board of Directors prior to the Distribution. The Omnibus Plan is intended to promote our long-term financial success and increase shareholder value by providing us with the flexibility to implement annual and long-term cash, equity and equity-based incentives. The Omnibus Plan is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance. Under the Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the Omnibus Plan is 10,000,000. The total number of shares of our stock that may be used for new grants of incentive awards other than stock options and SARs is 1,000,000 shares. The total number of shares of our stock that may be subject to an award of stock options and SARs granted to any individual during any calendar year may not exceed 750,000. The total number of shares of restricted stock and restricted units that may be awarded to any individual during a calendar year may not exceed a total of 200,000 shares or units. At December 31, 2008, options to purchase a total of 4,533,760 shares, RSUs and restricted shares were outstanding and there were 3,689,502 shares remaining available for grant under the Omnibus Plan. The balance of shares outstanding includes 16,204 shares that are in a trust for the outside directors of the Company.

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

At the date of Separation, equity awards totaling approximately $8.3 million, which includes $5.5 million founders’ grant consisting of stock options and RSUs for certain WABCO employees, $2.3 million in a combination of a founder’s grant and an initial equity award grant consisting of stock options and restricted stock units for the CEO, $0.1 million consisting of stock option and RSUs for the Board of Directors and an equity award of restricted shares of $0.4 million to the Board of Directors, has been granted. The value of the stock options and restricted stock unit awards are being expensed ratably over a 3 year period, commencing with the Separation. The value of the restricted shares of $0.4 million was fully expensed during the third quarter of 2007 as there is no vesting period associated with these shares.

Information regarding the Company’s stock options since Separation is summarized below (amounts not in thousands):

	Shares underlying options
	WABCO employees	Trane employees	Total	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Outstanding August 1, 2007	625,490	4,767,975	5,393,465	$27.67
Options Granted	269,510	—	269,510	$48.55	$14.50
Options Exercised	(12,317)	(948,435)	(960,752)	$18.75
Options Forfeited	(8,391)	(15,466)	(23,857)	$40.42

Options Outstanding December 31, 2007	874,292	3,804,074	4,678,366	$30.65
Options Granted	712,112	—	712,112	$42.43	$11.09
Options Exercised	(15,739)	(774,860)	(790,599)	$27.24
Options Forfeited	(57,805)	(186,137)	(243,942)	$42.48

Options Outstanding December 31, 2008	1,512,860	2,843,077	4,355,937	$32.53

Options Outstanding December 31, 2008, net of expected forfeitures	1,469,264	2,832,800	4,302,064	$32.40
Exercisable at end of period:
Year ended December 31, 2008	412,297	2,577,281	2,989,578	$27.55

RSUs Granted	84,679			—	$48.64
RSUs Forfeited	(227)			—

RSUs Outstanding December 31, 2007	84,452
RSUs Granted	113,463			—	$42.47
RSUs Vested	(25,387)			—
RSUs Forfeited	(10,729)			—

RSUs Outstanding December 31, 2008	161,799

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

The total aggregate intrinsic value of awards outstanding as of December 31, 2008 is $(72.9) million. The total aggregate intrinsic value of options exercisable as of December 31, 2008 is $(35.2) million. The total aggregate intrinsic value of options outstanding, less expected forfeitures, as of December 31, 2008 is $(71.4) million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2008, multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2008 is 6.1 years and the weighted average remaining contractual life of options outstanding, less expected forfeitures, as of December 31, 2008 is 6.0 years The total intrinsic value of options exercised during the year ended December 31, 2008 was $16.6 million and the total fair value of shares vested during the same period was $4.6 million. The 1,366,359 of nonvested options and RSU’s as of December 31, 2008 will result in the recognition of $14.4 million of compensation cost. This cost will be recognized over the weighted average period of 2.3 years. The weighted average remaining contractual life of the vested options as of December 31, 2008 is 4.9 years. The contractual life of all options is 10 years.

The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2008, 2007 and 2006.

Assumption	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	2.77%	4.50%	4.52%
Expected volatility	26.0%	26.0%	26.0%
Expected holding period	5 Years	5 Years	5 Years
Expected forfeiture rate	4.0%	4.0%	4.0%
Dividend yield	0.66%	0.57%	1.62%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. Due to the short period of time that WABCO has been a separate company, WABCO continued to use the same assumptions as Trane for volatility, expected holding period and forfeiture rate for the current year. In the period prior to Separation, Trane reviewed the historic volatility of its common stock over 12 month, 5 year and 10 year periods, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, Trane chose to use the average of the 5 year historic volatility of its common stock and the average implied volatility of at the money options. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data. The dividend yield was based on WABCO’s expected dividend rate in 2008 and Trane’s expected dividend yield in 2007 and 2006. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2008. The new assumption for volatility is 31.6%, the expected holding period remains 5 years and the new expected forfeiture rate is 0.8% and these will be used for future grants. As of December 31, 2008, no new grants were issued using the new assumptions. It is not expected that the use of these new assumptions will have a material impact to the Statement of Income with regard to future stock option grants.

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

	Stock Options
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Fair Value Of Grants
Outstanding December 31, 2005	984,888	$23.82
Granted	312,650	$36.98	$9.82
Exercised	(171,965)	$22.90
Forfeited	(25,661)	$39.60

Outstanding December 31, 2006	1,099,912	$34.20

Exercisable at December 31, 2006	510,883	$29.10

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

Following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2008 and 2007.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Issued, July 31, 2007	68,131,836	—	68,131,836
Shares issued upon exercise of stock options	960,752	—	960,752
Shares purchased for treasury	—	(2,572,700)	(2,572,700)
Other shares issued or (reacquired), net	8,321	—	8,321

Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209
Shares issued upon exercise of stock options	790,599	—	790,599
Shares purchased for treasury	—	(3,384,106)	(3,384,106)
Other shares issued or (reacquired), net	29,597	—	29,597

Balance, December 31, 2008	69,921,105	(5,956,806)	63,964,299

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2008, no shares have been reissued. At December 31, 2008, the Company had an unexpended balance of $223.7 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial market conditions and other factors.

NOTE 6. Other Operating and Non-Operating Expense, Net

Other expense was as follows:

	Year Ended December 31,
(Amounts in millions)	2008	2007	2006
Operating:
Separation related taxes including indemnification liabilities	$8.4	$13.6	$—
Early redemption on bonds premium	—	6.0	—
Other, net	3.0	6.4	1.5

	$11.4	26.0	1.5

Non-operating:
Minority interest expense	2.5	3.0	2.5
Receivable discount fees	1.2	1.8	0.9
Losses on accounts receivable securitization program	—	3.2	5.7
Foreign exchange loss	1.8	0.7	0.1
Other, net	1.3	0.9	0.1

	$6.8	$9.6	$9.3

NOTE 7. Inventories

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2008	2007
Finished products	$75.1	$86.0
Products in process	7.6	8.1
Raw materials	80.0	83.3

Inventories at cost	$162.7	$177.4

The current replacement cost approximated the LIFO carrying cost for 2008 and 2007.

NOTE 8. Facilities

The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2008	2007
Land	$16.0	$16.1
Buildings	145.6	147.3
Machinery and equipment	500.7	521.8
Improvements in progress	26.2	46.6

Gross facilities	688.5	731.8
Less: accumulated depreciation	372.7	395.6

Net facilities	$315.8	$336.2

Depreciation expense for owned assets and assets under capital leases for the years ended December 31, 2008, 2007, and 2006 was $69.5 million, $63.6 million, and $49.2 million, respectively.

NOTE 9. Accounts Receivable Financing Facility

On April 28, 2008, the Company established an accounts receivable financing facility with two European-based banks – ABN AMRO N.V. (“ABN AMRO”) and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”). Certain of the Company’s French, German and English subsidiaries would participate as sellers in the program (the “participating sellers”). The maximum funding from receivables that could be sold into the facility was €150 million ($210.9 million at December 31, 2008 exchange rates).

To establish the financing facility, a special-purpose entity (“SPE”) had been formed that would be included in the consolidated financial statements, whose sole purpose is buying and selling receivables generated by the participating sellers.

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

No receivables have been sold into the financing facility as of December 31, 2008, and on January 12, 2009, the Company was notified of the termination of the accounts receivable financing facility. For further detail, please refer to Note 20 – Subsequent Events.

NOTE 10. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
(Amounts in millions)	2008	2007
Balance of goodwill, beginning of year	$376.8	$343.8
Foreign exchange translation	(16.0)	33.0

Balance of goodwill, end of year	$360.8	$376.8

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

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2008 and 2007, and a statement of the funded status as of December 31, 2008 and 2007:

	2008	2008	2007	2007
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$24.9	$489.1	$26.2	$503.9
Service cost	0.4	7.7	0.4	9.7
Interest cost	1.6	26.1	1.0	21.7
Participant contributions	1.3	0.3	0.2	0.4
Plan amendments	—	—	0.3	—
Actuarial gain	(0.2)	(18.8)	—	(66.9)
Incremental separation liability	—	0.8	—	5.2
Benefit payments	(3.8)	(30.3)	(0.8)	(27.9)
Foreign exchange effects	(1.5)	(46.3)	—	43.0
Other	—	—	(2.4)	—

Obligation at end of year	$22.7	$428.6	$24.9	$489.1

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$158.2	$—	$149.4
Actual return on assets	—	(13.3)	—	4.0
Employer contributions	2.5	28.5	0.6	28.3
Participant contributions	1.3	0.3	0.2	0.4
Benefit payments	(3.8)	(30.3)	(0.8)	(27.9)
Foreign exchange effects	—	(31.9)	—	4.9
Other expenses	—	(0.9)	—	(0.9)

Fair value of plan assets at end of year	$—	$110.6	$—	$158.2

Funded Status at December 31	$(22.7)	$(318.0)	$(24.9)	$(330.8)

Amounts Recognized in the Balance Sheet:
Noncurrent assets	$—	$7.7	$—	$9.9
Current liabilities	(2.4)	(19.0)	(2.4)	(19.2)
Noncurrent liabilities	(20.3)	(306.7)	(22.5)	(321.5)

Net amounts recognized in Balance Sheet:	$(22.7)	$(318.0)	$(24.9)	$(330.8)

Cumulative Amounts Recognized in Other Comprehensive Income consists of:
Prior Service Cost	$0.3	$0.3	$0.2	$0.5
Net actuarial loss	8.5	25.7	9.7	31.4

Total (before tax effects)	$8.8	$26.0	$9.9	$31.9

Adjustments to post-retirement benefits accrual recognized in OCI:
Change in Other Comprehensive Income due to experience	(1.2)	2.5	(1.9)	(62.9)

Gross adjustments to post-retirement benefits accrual recognized in OCI (net of deferred tax of $0.5 in 2008 and $20.3 in 2007)	$(1.2)	$2.5	$(1.9)	$(62.9)

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2008	2007
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$397.6	$452.0
For pension plans with Accumulated Benefit Obligations in excess of plan assets:
Projected benefit obligation	$325.8	$489.1
Accumulated benefit obligation	$296.8	$452.0
Fair value of plan assets	$—	$158.2

Total post-retirement costs are shown below:

	Year ended December 31,
(Amounts in millions)	2008	2007	2006
Foreign pensions	$25.9	$26.7	$24.4
Health & Life insurance benefits (Americas)	2.4	2.2	1.8
Defined contribution plan cost, principally Savings Plan	—	0.2	0.2

Total post-retirement costs, including accretion expense	$28.3	$29.1	$26.4

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year ended December 31,
(Amounts in millions)	2008 Pensions	2007 Pensions	2006 Pensions
Service cost-benefits earned during period	$7.7	$9.7	$9.4
Interest cost on projected benefit obligation	26.1	21.7	21.4
Less assumed return on plan assets	(9.2)	(8.9)	(10.8)
Amortization of prior service cost	0.1	0.3	—
Amortization of net loss	1.2	3.9	4.2

Defined benefit plan cost	25.9	26.7	24.2
Allocation from Trane for WABCO employees participating in the plans	—	—	0.2

Net defined benefit plan cost after curtailments for WABCO dedicated plans	$25.9	$26.7	$24.4

Other Post-Retirement Benefit Costs

(Amounts in millions)	2008 Health & Life Ins. Benefits	2007 Health & Life Ins. Benefits	2006 Health & Life Ins. Benefits
Interest and service cost on projected benefit obligation	$2.0	$1.6	$1.3
Amortization of net loss	0.4	0.6	0.5

Defined benefit plan cost	$2.4	$2.2	$1.8

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2008 Health & Life Ins. benefits	2008 Foreign Pension Plans	2007 Health & Life Ins. Benefits	2007 Foreign Pension Plans
Discount rate	6.59%	5.75%	6.69%	5.71%
Salary growth	N/A	3.18%	N/A	3.29%
Net Periodic Pension Cost for the year
Discount rate	6.59%	5.71%	6.69%	4.55%
Salary growth	N/A	3.29%	N/A	3.22%
Expected return on plan assets	N/A	7.02%	N/A	7.02%

The discount rate assumption in this chart changed from 2007 to 2008, resulting in a significant change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial gain line item.

The assumed rate of return is a long-term investment return that takes into account the types of assets held by the plan and expected returns for the asset class. Return expectations reflect forward-looking analysis as well as historical experience. WABCO’s asset management strategy focuses on maintaining a diversified portfolio using various asset classes to generate attractive returns while managing risk. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level. All assets are measured at the current market value in accordance with the measurement framework provided within SFAS 157.

Asset Allocation	2008	2007	2006	2008 Target	2007 Target
Equity securities	21%	57%	57%	24%	23%
Debt securities	73%	39%	39%	71%	72%
Other, including real estate	6%	4%	4%	5%	5%

The 2008 target asset allocation was in line with the 2007 target allocation. The Company adjusted the allocations in the first quarter of 2008. The Company will continue to move towards these revised asset allocations in 2009.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2008, including payment of benefits incurred by unfunded plans, totaled $31.0 million. Contributions in 2009 are expected to be in line with the contributions made during 2008.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2009	2010	2011	2012	2013	2014-2018
Domestic plans without subsidy	$2.5	$2.5	$2.4	$2.3	$2.2	$8.6
Medicare D subsidy reimbursements	$0.1	$0.1	$0.1	$0.1	$0.1	$0.2
Foreign pension plans	$28.0	$27.1	$27.7	$28.3	$28.8	$152.2

The weighted average annual assumed rate of increase in the health care cost trend rate is 8.4% for 2008 and is assumed to decrease to 8.0% in 2009 and gradually decline to 5.39% by 2016. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$2.9	$(2.8)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$0.3	$(0.3)

NOTE 12. Debt

Credit Agreements

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 13 under the heading “Contingencies”. The balance outstanding on this facility on December 31, 2008, is $33.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.5 million is unused as of December 31, 2008. The Company has the ability to borrow an additional $764.5 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar LIBOR (0.43625% at December 31, 2008) are subject to adjustments should the Company’s leverage ratio change. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

In November 2007, WABCO entered into a €50 million ($70.3 million at December 31, 2008 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings there under bear interest at the euro LIBOR (2.58878% at December 31, 2008) plus 0.55%. The outstanding balance on this facility as of December 31, 2008 is $70.3 million. The balance on this facility is classified as short term as it is expected to be repaid in November 2009.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility ($140.6 million at December 31, 2008 exchange rates) with ABN AMRO. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Under this facility, WABCO pays a facility fee of 0.10% per annum. Borrowings thereunder would bear interest initially at LIBOR plus 0.40%. The interest rate spreads above LIBOR and the facility fee are subject to adjustments should the Company’s leverage ratio change. There is no outstanding balance on this facility as of December 31, 2008. This facility will expire in March 2009.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility ($140.6 million at December 31, 2008 exchange rates) with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder bear interest at the euro Interbank Offered Rate (“EURIBOR”) (2.603 at December 31, 2008) plus 0.50%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. The balance outstanding on this facility on December 31, 2008, is $140.6 million. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. The balance outstanding on this facility is classified as long term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility. See below for further details on the cross currency swap.

The above credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net debt to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for certain items, a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of December 31, 2008, the Company was in compliance with all the covenants contained in these credit agreements.

Also, a subsidiary in Japan had borrowings from banks totaling $5.0 million. This loan supports local working capital requirements.

On July 29, 2008, the Company entered into a cross currency swap to hedge the changes in the fair value of its €100.0 million ($140.6 million at December 31, 2008 exchange rates) loan from Rabobank relating to changes in foreign currency exchange rates between the euro and U.S. dollar. Each of the critical terms in the cross currency swap, including the maturity date on the swap contract, match those of the underlying debt. Under the cross currency swap, the Company pays a one month floating rate of 3.20875% on a notional amount of $156.5 million and receives a one month floating rate of 5.035% on a notional amount of €100.0 million. The cross currency swap is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and the U.S. dollar. The euro interest received on the swap is accrued and recorded as an offset to the euro interest expense accrued and recorded on the underlying debt. The U.S. dollar interest paid on the swap is accrued and recorded as interest expense. The changes in the fair value of the swap are accrued and recorded as an offset to the changes in fair value of the underlying debt included in other non-operating expense, net. The fair value hedge is highly effective and therefore there is minimal effect on current earnings. As of December 31, 2008, the fair market value of the cross currency swap, measured using Level 2 inputs under SFAS 157, resulted in a recorded liability of approximately $15.7 million and is classified as long term within other liabilities on the balance sheet. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. The balance outstanding on this cross currency swap is classified as long-term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility.

Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The Company’s current derivative instruments are with counterparties rated very highly by internationally recognized credit rating agencies.

NOTE 13. Warranties, Guarantees, Commitments and Contingencies

Warranties

Following is a summary of changes in the WABCO’s product warranty liability for the three years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(Amounts in millions)	2008	2007	2006
Balance of warranty costs accrued, beginning of year	$54.0	$40.5	$33.9
Warranty costs accrued	32.5	38.6	48.4
Warranty claims settled	(25.7)	(30.5)	(45.9)
Foreign exchange translation effects	(3.0)	5.4	4.1

Balance of warranty costs accrued, end of year	57.8	54.0	40.5
Current portion included in current liabilities	(54.2)	(49.7)	(35.1)

Long-term warranty liability	$3.6	$4.3	$5.4

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2008, are: $15.1 million in 2009; $9.6 million in 2010; $6.5 million in 2011, $5.2 million in 2012; $3.5 million in 2013; and $1.8 million thereafter, a total of $41.7 million. Net rental expense for all operating leases was $15.9 million, $13.8 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture SCL. This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which were allocated proportionately in May 2008 to existing SCL shareholders and were listed in India as of October 1, 2008. Subsequent to the demerger, TVS will transfer to WABCO its shares in WABCO-TVS, and WABCO’s percentage ownership in WABCO-TVS will increase to a minimum of approximately 64% by September 30, 2009, and expected to increase to 75% by no later than September 30, 2010. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Concurrent with TVS’ share transfers to the Company, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free based on an opinion from outside counsel. The Company has also requested a private letter ruling from the U.S. Internal Revenue Service. The subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfer. The Company continues to work with its tax advisors to validate the intended U.S. tax treatment of the planned transactions. Additionally, depending on the trading share prices of SCL and WABCO-TVS at the time of transfer of shares, the Company may have to remit or may receive some amount of cash to or from TVS and a gain or loss on the transaction may be recognized in the income statement.

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

As part of a multi-company investigation commenced in 2004, the former American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the Separation, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against, any fines related to this investigation.

We anticipate that this investigation may result in the imposition of a fine in 2009; however, we are unable to reasonably estimate the likely amount or range of any fine that may result from this matter for the reasons that follow. Under its 2006 Fining Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement related, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including the determination of the “basic amount,” the evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. Due to the specific circumstances, and the factual differences of published precedents so far, there is insufficient guidance to allow us to ascertain how the Commission would exercise its discretion in applying the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine could be significant depending on whether the breadth of the allegations and the alleged duration of the infringement are maintained. American Standard and its charged European businesses presented defenses to the allegations in the Statement of Objections, as did WABCO Europe BVBA at an oral hearing with the European Commission in November 2007. It is not possible to judge the impact of these defenses on the final outcome. Following the hearing, the European Commission has twice requested additional information, once in June 2008 (requesting information regarding revenue of the relevant entities for the year 2007), and again in December 2008 (requesting information of WABCO, Ideal Standard International, and Trane) regarding the spin-off of WABCO from American Standard and certain historic corporate information including data regarding the corporate structures of American Standard and its successors before and after the spin-off and the transition of entities and/or assets to Trane and Ideal Standard International. The Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision, or it could adopt a decision imposing a fine. We believe that the Commission will likely request further information regarding 2008 revenue before imposing a fine. A fine would under the applicable rules be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the European Court of First Instance could agree to waive or suspend this requirement for reasons of financial hardship, however this outcome cannot be assured and will depend on the relevant facts at the time.

Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. It is unknown on what basis the Commission will calculate the maximum. As we have previously reported, if the Commission had issued a fine in 2007 and based it on American Standard’s reported worldwide revenue in 2006, the total potential maximum liability would have been approximately $1.1 billion subject to a probable reduction for leniency of at least 20%. American Standard no longer exists. The effect, if any, of the spin-off of WABCO from American Standard, the sale of its Bath and Kitchen business to Ideal Standard International, and the merger of Trane with Ingersoll Rand, all of which occurred in 2007 and 2008, on the determination of the applicable 10% cap is unclear. Furthermore, we have argued that the cap should be calculated on the basis of the revenue of the charged European businesses, rather than the parent company’s worldwide revenues.

The fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. We are however continuing to fully cooperate with the Commission and believe the defenses we have presented to the Commission will be considered and taken into account in the determination of the fine.

As of December 31, 2008, the Company had a cash balance of $392.8 million. The Company has several credit facilities in place all of which contain covenant restrictions. The $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the stipulated financial/liquidity covenants in the credit agreement. The Company has entered into a €50 million ($70.3 million at December 31, 2008 exchange rates); 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day €100 million credit facilities ($140.7 million each at December 31 exchange rates). There is a balance of $33.0 million outstanding on the $800 million credit facility. There is a balance of $70.3 million outstanding on the €50 million 364 day credit agreement. There is a balance of $140.7 million outstanding on one of the 364 day €100 million credit facilities. There is no balance outstanding on the remaining 364 day €100 million facility as of December 31, 2008.

The borrowings under our existing credit agreements are limited by covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of December 31, 2008 our trailing four quarters adjusted EBITDA is $389.5 million, which consists of $58.2 million for the fourth quarter, $100.4 million for the third quarter, $115.8 million for the second quarter and $115.1 million for the first quarter. Given a net indebtedness of $150 million at December 31, 2008, this resulted in an EBITDA covenant ratio of 0.4 to 1. We would expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. The Company is proactively addressing this matter by pursuing alternative financing arrangements that would not be subject to the EBITDA covenant. As described in more detail in Note 20, Subsequent Events, the Company’s accounts receivable financing facility was terminated on January 12, 2009 as a result of an event outside of the Company’s control. The Company is in negotiations to obtain a substitute facility to replace the loss of this accounts receivable financing facility, which is expected to be similar in nature but may differ in size. Additionally, other potential sources of financing that the Company is considering include but are not limited to the following: (i) factoring of additional accounts receivable balances, (ii) inventory financing programs, (iii)sale-leaseback of certain property, plant and equipment , and (iv) obtain a waiver or renegotiate the debt covenants on our existing $800 million five-year credit facility. If a fine in excess of our funding capability were issued, the Company would seek approval from the Commission for alternative payment measures, such as payment in installments, which is available in certain circumstances. As a further option, the Company may be able to apply for a court-ordered suspension of its payment obligation to the Court of First Instance, a statutory available remedy in cases of hardship. The uncertainty of the extent and duration of the current global industry downturn requires us to observe that if the fine were to be issued in an amount in excess of our funding capability at that time, and various mitigating actions which the Company has implemented and is planning were to fail, the fine could have a material adverse effect on the financial condition and liquidity of WABCO.

NOTE 14. Income Taxes

Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2008	2007	2006
Income before income taxes:
Domestic	$9.1	$16.1	$8.6
Foreign	242.4	220.6	217.1

	$251.5	$236.7	$225.7

Provision / (benefit) for income taxes:
Current:
Domestic	$0.3	$46.9	$—
Foreign	33.0	45.5	103.6

	33.3	92.4	103.6

Deferred:
Domestic	—	0.1	(1.0)
Foreign	4.9	18.8	(14.7)

	4.9	18.9	(15.7)

Total provision	$38.2	$111.3	$87.9

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2008, 2007 and 2006 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2008	2007	2006
Tax provision at statutory rate	$88.0	$82.9	$79.2
Separation related taxes and contingencies	(8.9)	50.7	—
Foreign earnings taxed at other than 35%	(54.9)	(31.4)	4.6
Change in tax rates	(0.1)	10.2	—
Tax contingencies	11.4	9.4	7.7
Benefit of tax audit settlements	—	(7.5)	—
Repatriation of foreign earnings under Jobs Creation Act	—	—	(4.0)
Other, net	2.7	(3.0)	0.4

Total provision	$38.2	$111.3	$87.9

The income tax provision for 2008 includes a net benefit of $8.3 million, principally related to a reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. This change in estimate resulted from the filing of the Company’s and Trane’s 2007 U.S. Federal income tax returns in September 2008. The effective income tax rates for 2008 and 2007 were 15.2% and 47%, respectively. The income tax provision for 2007 includes a $50.7 million charge related to the separation of the WABCO business from Trane and a charge of $10.2 million related to the net reduction in deferred tax assets pursuant to rate changes in Germany, UK and China, partially offset by a $7.5 million benefit related to the settlement of a foreign tax audit.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays in various countries in which the Company does business were $4.3 million and $0.07 in 2008, $5.1 million and $0.07 in 2007 and $3.5 million and $0.05, in 2006, respectively. The tax holidays expire at various dates through 2017.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2008	2007
Deferred tax liabilities:
Basis difference in minority interest	$22.0	$24.0
Employee benefits	18.9	15.5
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	13.8	12.9
Inventory (LIFO)	2.9	2.1
Other	6.2	5.4

	$63.8	$59.9
Deferred tax assets:
Foreign net operating losses and tax credits	127.8	$118.6
Valuation allowances	(113.1)	(108.6)
Post-retirement and other employee benefits	31.6	41.9
Intangibles	15.3	21.4
Inventory	0.3	1.7
Warranties	0.7	0.6
Other	8.0	7.4

	70.6	83.0

Net deferred tax assets	$6.8	$23.1

At December 31, 2008 the company has $356 million of net operating loss carryforwards (NOLs) available for utilization in future years. Approximately $331.8 million of such NOLs have an unlimited life and the remainder is available for periods of five to fifteen years. As of December 31, 2008 the company has determined that it is more likely than not that the $331.8 million of unlimited life NOLs will not be realizable in the foreseeable future and, therefore, has provided a full valuation allowance of $113.1 million representing the value of the associated deferred tax asset. These NOLs became available to WABCO upon separation from Trane. The tax authorities have challenged a significant portion of these NOLs on the basis that they should be reduced by dividends received. The Company disagrees with this assertion, intends to defend its position which is supported by a recent European Court of Justice case which was decided in favor of another taxpayer.

At December 31, 2008, we had unrecognized tax benefits of $94.1 million, all of which, if recognized, would impact the effective tax rate, comprised of $74.1 million related to the WABCO business and $20.0 million related to WABCO obligations to tax authorities for Trane’s Bath & Kitchen business (see Note 15). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized in the next 12 months. As a result, the unrecognized tax benefits at December 31, 2008 are classified as long-term tax liabilities. Interest related to unrecognized tax benefits recorded in the 2008 and 2007 consolidated statement of income were $3.6 million and immaterial, respectively. Total accrued interest at December 31, 2008 and December 31, 2007 was approximately $6.9 million, and $3.9 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however no penalties have been accrued related to these unrecognized tax positions.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2008	2007
Beginning balance, January 1	$91.7	$48.2
Reclassification to indemnification liabilities	—	(2.7)
Additions for tax positions related to current year	7.9	53.4
Reductions for tax positions related to current year	(9.9)	—
Settlements	—	(12.1)
Foreign exchange	(2.5)	4.9

Ending balance, December 31	$87.2	$91.7

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

NOTE 15. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted above (see Note 14), the FIN 48 liabilities as of December 31, 2008 include $20.0 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of December 31, 2008, we had indemnification liabilities of $60.4 million, of which $35.2 million is classified within long-term liabilities on the balance sheet and $25.2 million is classified within short-term liabilities.

NOTE 16. Related Party Transactions

Presented within the Company’s accompanying consolidated statement of cash flows for the years ended December 31, 2007 and 2006 is Net Transfers to Trane and Affiliates which include the following types of transactions:

(Amounts in Millions)	2007	2006
Net receipts from changes in loans due to/from Trane and affiliates	$288.6	$110.8
Other net receipts, including Trane and affiliate locations	40.4	16.5
Dividends paid to Trane and affiliates	(48.0)	(259.8)

Net Cash Transfers from/(to) Trane and Affiliates	$281.0	$(132.5)

Net receipts from changes in loans to/from Trane and affiliates—The amount of cash that was provided to the Company in order to fund working capital requirements as well as capital expenditures net of cash surplus provided from the Company to other Trane entities. The net amount due from Trane of $86.3 million as of December 31, 2006 was included in owners’ net investment. The net receipts from changes in loans due to/from Trane and affiliates was $288.6 million. As there was no settlement of outstanding net payable balances as of the date of Separation, the net resulting liability was recognized as additional contributed capital surplus. Net interest expense totaling $1.5 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively, is included in the accompanying combined consolidated Statement of Income. All interest rates are deemed to be at or near market rates except for the interest rates carrying zero percent interest rates. There were no loans outstanding as of December 31, 2008 and 2007. A detailed summary of these related party loans, which may or may not be interest bearing, is provided below.

(Amounts in Millions)	2006
	Balance at Dec. 31	Interest Rate	Avg. Monthly Balance
Loans Receivable
Ideal Standard Holding Italia S.r.l.	$9.1	4.1%	$10.1
ASI International Inc.	—	2.9%	16.5
WABCO Standard Trane BV	9.2	2.7%	5.8
Ideal Standard Wabco Trane Ind. Com. Ltda	81.1	0.0%	79.6
Trane (UK) Co	51.0	0.0%	47.9
Trane do Brazil Ind e Com. Ltda.	—	—	—

Total Loans Receivable	150.4		159.9

Loans Payable
A.S.E. Finance BVBA	—	3.3%	90.6
ASI International Inc	5.8	6.0%	5.7
WABCO Standard Trane BV	6.7	3.5%	1.0
Teling Air Condition System (Jiangsu) Co., Ltd.	20.5	2.8%	19.1
Teling Air Conditioning Co, Ltd	4.2	3.0%	2.7
Trane Japan, Ltd	2.9	0.9%	1.7
Trane Holding Italy BV	—	—	—
Trane do Brazil Ind e Com. Ltda.	24.0	0.0%	21.9
Total Loans Payable	64.1		142.7

Net Loans Receivable to/from Trane and Affiliates	$86.3		$17.2

Other net receipts, including Trane and affiliate locations—These amounts were included in owner’s net investment at December 31, 2006. As these balances were not settled as part of the Separation, the resulting net liability was recognized as contributed capital surplus.

Dividends paid to Trane and Affiliates—Dividends paid from WABCO to other Trane entities.

Investments in Unconsolidated Joint Ventures

WABCO has four investments in affiliates that are accounted for by the equity method. The first of these investments is in Meritor WABCO. Meritor WABCO, in which WABCO has a 50% equity ownership, markets braking systems products and sells the majority of WABCO products in the United States. The second of these investments is in WABCO Automotive South Africa (“WABCO SA”). WABCO SA, in which WABCO has a 49% equity ownership, is a distributor of breaking systems products and sells WABCO products primarily in South Africa. The third of these investments is in WABCO TVS, in which WABCO has a 39% equity ownership, is a producer and distributor of breaking systems products in India. The fourth of these investments is in Sundaram-Clayton Ltd. Sundaram-Clayton Ltd., in which WABCO has a 39% equity ownership, is a diversified industrial group headquartered in Chennai, India. Its primary activities are a 56% ownership in TVS Motors, a leading Indian motorcycle manufacturer. As of December 31, 2008, WABCO has investments in Sundaram Clayton & WABCO TVS of $60.6 million, Meritor

WABCO of $10.9 million, and WABCO SA of $2.5 million. WABCO received dividends from the joint ventures of $7.3 million, $11.2 million and $18.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2008	2007	2006	2008	2007	2006
Meritor WABCO	$111.2	$121.8	$165.8	$0.1	$—	$0.1
WABCO SA	$7.5	$8.3	$5.6	$—	$—	$—
WABCO TVS	$5.2	$4.8	$0.3	$2.8	$1.8	$0.9
Sundaram-Clayton	$—	$—	$—	$—	$—	$—

The following table summarizes the assets, liabilities, shareholders’ equity, and results of operations of WABCO’s investments in affiliates. Meritor WABCO, WABCO SA, and WABCO TVS amounts have been derived from the individual financial statements (as of and for the period ending December 31, 2008) of each of these entities. Sundaram-Clayton Ltd. amounts have been derived from the audited consolidated financial statements as of and for the period ended March 31, 2008.

	Year Ended December 31,
(Amounts in Millions)	2008	2007
Assets:
Current	$430.5	$491.7
Noncurrent	424.9	451.5

Total assets	$855.4	$943.2

Liabilities and Shareholders’ Equity:
Current liabilities	$219.8	$254.6
Non current liabilities and shareholders’ equity	635.6	688.6

Total liabilities and shareholders’ equity	$855.4	$943.2

	Year Ended December 31,
(Amounts in Millions)	2008	2007	2006
Results of operations:
Net sales	$1,197	$1,387	$1,170
Cost of sales	$887	$1,023	$844
Income from continuing operations	$18	$55	$82
Net income	$10	$38	$52

NOTE 17. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 15%, 14% and 17% of our sales in 2008, 2007 and 2006, respectively. Volvo accounted for 10%, 11% and 11% of our sales in 2008, 2007 and 2006, respectively. WABCO’s plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such.

Geographic Data

	Year Ended December 31
(Amounts in millions)	2008	2007	2006
Product Sales:
OEM	$2047.6	$1,908.7	$1,579.9
Aftermarket	540.4	507.2	435.3
Sales—Geographic distribution (a):
United States	$166.9	$171.7	$221.0
Europe (countries below are included in this total)	1,962.3	1,840.0	1,485.5
Germany	836.6	768.0	638.7
France	151.6	144.8	121.4
Sweden	221.4	206.8	162.9
Other (countries below are included in this total)	458.9	404.2	308.7
Japan	85.8	73.2	71.4
China	91.6	70.6	34.2
Brazil	143.1	116.3	86.9

Total sales	$2,588.0	$2,415.9	$2,015.2

(a)	Sales to external customers are classified by country of destination.

	As of December 31
(Amounts in millions)	2008	2007	2006
Long-lived Assets
Geographic distribution:
United States	$5.8	$13.2	$11.8
Europe (countries below are included in this total)	646.1	692.9	626.3
Germany	369.6	391.2	355.3
Poland	84.7	98.0	78.8
Other	73.0	77.0	64.1

Total long-lived assets	$724.9	$783.1	$702.2

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

Employee Matters Agreement—allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States. For further detail, please refer to Note 5—Capital Stock.

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

NOTE 19. Quarterly Data (Unaudited)

Year 2008

(Amounts in millions)	First	Second	Third	Fourth
Sales	$705.4	$772.9	$655.0	$454.7
Cost of sales	509.4	560.6	480.2	343.7
Gross profit	196.0	212.3	174.8	111.0
Income before income taxes	82.3	85.4	67.7	16.1
Income taxes	21.0	18.4	4.0	(5.1)

Net income	$61.3	$67.0	$63.7	$21.2

Net income per common share
Basic	$0.92	$1.02	$0.99	$0.33
Diluted	$0.91	$1.00	$0.97	$0.33

Year 2007

(Amounts in millions)	First	Second	Third	Fourth
Sales	$558.8	$582.3	$595.5	$679.2
Cost of sales	406.1	430.4	437.6	490.0
Gross profit	152.7	151.9	157.9	189.2
Income before income taxes	61.0	50.6	49.7	75.4
Income taxes	20.9	19.5	50.0	21.0

Net income	$40.1	$31.1	$(0.3)	$54.4

Net income per common share
Basic	$0.59	$0.46	$(0.0)	$0.81
Diluted	$0.58	$0.45	$(0.0)	$0.79

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

NOTE 20. Subsequent Events

On January 12, 2009, WABCO was notified of the termination of the accounts receivable financing facility arranged by ABN AMRO N.V. and Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank,” and together with ABN AMRO N.V., the “banks”) due to an event outside of WABCO’s control.

The termination of the accounts receivable financing facility resulted from the downgrading of Royal Bank of Scotland (“RBS”) by Standard & Poors (“S&P”). RBS, after acquiring ABN-AMRO, had assumed the liquidity support obligations for the special-purpose entity (“SPE”) which was established for the funding and securitization of receivables of various customers of the banks, including WABCO. The RBS downgrade in turn caused S&P to downgrade the SPE from an A-1+ to A-1 rating. Any downgrading of the SPE is a termination event stipulated in the facility agreement. In addition to working on replacing the accounts receivable financing facility, we are also pursuing other opportunities of financing.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s effectiveness of our internal control over financial reporting, as of December 31, 2008, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited WABCO Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WABCO Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WABCO Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity/ owner’s net investment and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008, of WABCO Holdings, Inc., and our report dated February 23, 2009 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL

Represented by:

/s/    Harry Everaerts,

Partner

Brussels, Belgium

February 23, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Proposal 1—Election of Directors” and “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

The information required by Item 10 with respect to the executive officers of the Company has been included in Part I of this Form 10-K (as Item 4A) under the heading “Executive Officers of the Registrant” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the headings “Governance—Board Matters and Committee Membership” and “—Committees of the Board—Audit Committee” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the headings “Governance—Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person

Transactions and Section 16 Reporting Compliance—Certain Relationships and Related Person Transactions,” and “Governance—Independence Standards for Board Service” and “—Availability of Corporate Governance Materials” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters—Audit Committee’s Pre-Approved Policies and Procedures” and “—Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

		Page No.

1.	Financial Statements:

	Consolidated Balance Sheet at December 31, 2008 and 2007	47

	Consolidated Statement of Income for years ended December 31, 2008, 2007 and 2006	46

	Consolidated Statement of Cash Flows for years ended December 31, 2008, 2007 and 2006	48

	Consolidated Statement of Shareholders’ Equity and Comprehensive Income for years ended December 31, 2008, 2007 and 2006	49

	Notes to Financial Statements	50

	Report of Independent Registered Public Accounting Firm	79

2.	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

3.	Financial statement schedules, years ended December 31, 2008, 2007 and 2006

	II Valuation and Qualifying Accounts	84

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2008, 2007, and 2006

(Amounts in thousands)

Description	Balance Beginning of Period	Provision Addition, Net of Reductions to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2008:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,441	$875	$(151	)(A)	$(310)	$6,855

2007:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,533	$(189)	$(602	)(A)	$699	$6,441

2006:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$5,484	$1,277	$(788	)(A)	$560	$6,533

(A)	Accounts charged off.

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

Signatures	Title	Date

/s/ JACQUES ESCULIER Jacques Esculier	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ ULRICH MICHEL Ulrich Michel	Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ TODD WEINBLATT Todd Weinblatt	Vice President and Controller (Principal Accounting Officer)	February 24, 2009

* James F. Hardymon	Chairman of the Board of Directors	February 24, 2009

* G. Peter D’Aloia	Director	February 24, 2009

* John F. Fiedler	Director	February 24, 2009

* Dr. Juergen Gromer	Director	February 24, 2009

* Kenneth J. Martin	Director	February 24, 2009

* Michael T. Smith	Director	February 24, 2009

* Donald J. Stebbins	Director	February 24, 2009

*	Signed by Attorney-in-fact

/s/ ALFRED FARHA
Alfred Farha Attorney-in-fact

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.1	Rights Agreement, dated July 16, 2007, by and between WABCO Holdings Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2	Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.3	Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007 filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.4	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.1	Tax Sharing Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.2	Transition Services Agreement, dated July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.3	Employee Matters Agreement, dated July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.4	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.5	Form of Indemnification Agreement (previously filed as Exhibit 10.6 to the Company’s Form 10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference) (Entered into with all executive officers and all members of the Board of Directors, as reported in Form 8-Ks filed by the Company on August 2, 2007 and September 5, 2007).

10.6	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).

10.7	Amendment to WABCO Holdings Inc. Omnibus Incentive Plan, effective as of December 31, 2008.

10.8	Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.9	Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.10	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.11	Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.12	WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.13	Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company’s 8-K (File no. 0001-33332), filed on July 14, 2008 and herein incorporated by reference).

10.14	Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008.

10.15	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).

10.16	Amendment to WABCO Holdings Inc. Deferred Compensation Plan, effective as of December 31, 2008.

10.17	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.18	Amendment to WABCO Holdings Inc. Supplemental Savings Plan, effective as of December 31, 2008.

10.19	Employment Agreement by and between WABCO Expats Inc. and Jacques Esculier, dated as of July 27, 2007 (previously filed as Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.20	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Jacques Esculier, dated December 31, 2008.

10.21	Amendment to Employment Contract of March 1, 2003 by and between Trane Europe BVBA and Ulrich Michel, dated July 27, 2007 (previously filed as Exhibit 10.13 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.22	Amended Employment Agreement of Ulrich Michel, dated May 27, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File no. 0001-33332), filed on June 6, 2008 and herein incorporated by reference).

10.23	Employment Agreement by and between WABCO Expats Inc. and Alfred Farha, dated April 25, 2008 (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 0001-33332), filed on August 8, 2008 and herein incorporated by reference).

10.24	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Alfred Farha, dated December 31, 2008.

10.25	Employment Agreement by and between WABCO Expats Inc. and Kevin Tarrant, dated as of July 1, 2007 (previously filed as Exhibit 10.14 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.26	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Kevin Tarrant, dated December 31, 2008.

10.27	Employment Agreement by and between World Standard Ltd. And Nikhil M. Varty, dated April 15, 2001 (previously filed as Exhibit 10.15 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.28	Addendum to Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated February 1, 2006 (previously filed as Exhibit 10.16 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.29	Employment Agreement by and between Trane Europe BVBA and Jean-Christophe Figueroa, dated January 21, 2005 (previously filed as Exhibit 10.17 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.30	Partnership Agreement, dated as of January 9, 1990, as amended by Amendment No. 1 thereto, dated as of May 29, 1990, and Amendment No. 2 thereto, dated as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, Inc. (successor in interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company’s Form 10 (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

10.31	Five-Year Credit Agreement, dated as of May 31, 2007, among WABCO Holdings Inc. and certain subsidiaries of WABCO Holdings Inc. and the financial institutions listed herein, JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Citibank, N.A., as Document Agents (previously filed as Exhibit 10.7 to the Company’s Form 10 (File No. 001-33332), filed on June 11, 2007 and herein incorporated by reference).

10.32	364-Day Credit Agreement, dated as of March 7, 2008, among WABCO Holdings Inc., the borrowing subsidiaries thereto, the Indenture party thereto and ABN AMRO Bank, N.A., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0001-33332), filed on March 12, 2008 and herein incorporated by reference).

10.33	364-Day Credit Agreement, dated as of March 7, 2008, among WABCO Financial Services BVBA and WABCO Holdings Inc., as guarantor, Pandios Comm. V.A., and indirectly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Calculation Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0001-33332), filed on March 12, 2008 and herein incorporated by reference).

16.1	Letter from Ernst & Young LLP dated August 2, 2007 (previously filed as Exhibit 16.1 to the Company’s 8-K (File No. 001-33332), filed on August 2, 2007 and herein incorporated by reference).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL.

24.1	Form of Power of attorney (James F. Hardymon, G. Peter D’Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Michael T. Smith and Donald J. Stebbins).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.