Form 10-Q
period 2009-03-31
WABCO Holdings Inc.
filed 2009-05-07
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at May 4, 2009	63,999,508 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2009	2008
Sales	$333.9	$705.4
Cost of sales	275.7	509.4

Gross profit	58.2	196.0
Costs and expenses:
Selling and administrative expenses	69.0	83.0
Product engineering expenses	17.8	24.3
Other operating expenses, net	1.4	5.0

Operating (loss) / income	(30.0)	83.7
Equity loss / (income) of unconsolidated joint ventures	4.8	(0.6)
Other non-operating expenses, net	1.0	1.5
Interest income, net	(0.4)	(0.6)

(Loss) / income before income taxes	(35.4)	83.4
Income taxes	0.5	21.0
Net (loss) / income including noncontrolling interests	(35.9)	62.4
Less: net income attributable to noncontrolling interests	0.5	1.1

Net (loss) / income	$(36.4)	$61.3

Net (loss) / income per common share:
Basic	$(0.57)	$0.92
Diluted	$(0.57)	$0.91
Cash dividends per share of common stock	$0.07	$0.07
Common shares outstanding:
Basic	63,983,036	66,456,232
Diluted	63,983,036	67,481,001

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326.1	$392.8
Accounts receivable, less allowance for doubtful accounts—$7.3 in 2009; $6.9 in 2008	255.1	313.8
Inventories:
Finished products	66.5	75.1
Products in process	5.6	7.6
Raw materials	78.9	80.0
Taxes receivable on income	24.9	20.0
Future income tax benefits	4.3	4.3
Other current assets	48.8	54.4

Total current assets	810.2	948.0
Facilities, less accumulated depreciation	285.8	315.8
Goodwill	339.1	360.8
Capitalized software costs, less accumulated amortization—$147.7 in 2009; $145.9 in 2008	20.8	22.7
Long-term future income tax benefits	29.2	29.1
Investments in unconsolidated joint ventures	65.5	74.0
Other assets	22.0	25.6

TOTAL ASSETS	$1,572.6	$1,776.0

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$10.3	$76.4
Accounts payable	89.9	108.3
Accrued payroll	72.8	89.8
Current portion of warranties	49.8	54.2
Indemnification liabilities	25.7	25.2
Other accrued liabilities	86.0	74.5

Total current liabilities	334.5	428.4
Long-term debt	163.0	173.6
Post-retirement benefits	300.9	319.9
Deferred tax liabilities	26.6	26.6
Long-term indemnification liabilities	34.2	35.2
Long-term income tax liabilities	90.4	94.1
Other liabilities	96.6	83.3

Total liabilities	1,046.2	1,161.1
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 69,956,314 in 2009; 69,921,105 in 2008; and shares outstanding: 63,999,508 in 2009; 63,964,299 in 2008	0.7	0.7
Capital surplus	580.8	578.4
Treasury stock, at cost: 5,956,806 shares in 2009; 5,956,806 shares in 2008	(276.3)	(276.3)
Retained earnings	230.6	271.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	0.7	51.4
Unrealized losses on benefit plans, net of tax	(23.9)	(24.1)

Total shareholders’ equity	512.6	601.5

Noncontrolling interests	13.8	13.4

Total equity	526.4	614.9

TOTAL LIABILITIES AND EQUITY	$1,572.6	$1,776.0

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Amounts in millions)	2009	2008
Operating activities:
Net (loss) / income	$(36.4)	$61.3
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	15.8	18.0
Amortization of capitalized software and other intangibles	3.6	7.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	5.4	0.3
Non-cash stock compensation	2.5	1.7
Loss on sale of facilities	1.0	0.1
Changes in assets and liabilities:
Accounts receivable	41.3	(38.0)
Inventories	3.4	(22.8)
Accounts payable	(13.1)	(6.2)
Other accrued liabilities and taxes	(1.5)	30.8
Post-retirement benefits	(0.3)	(0.9)
Other current and long-term assets	2.9	(2.8)
Other long-term liabilities	9.3	2.3

Net cash provided by operating activities	33.9	50.9

Investing activities:
Purchases of property, plant and equipment	(9.4)	(16.7)
Investments in capitalized software	(1.2)	(1.2)

Net cash used in investing activities	(10.6)	(17.9)

Financing activities:
Net (repayments) / borrowings of revolving credit facilities	(2.0)	30.0
Net repayments of short-term debt	(59.4)	(4.8)
Purchases of treasury stock	—	(27.9)
Dividend payments	(4.5)	(4.7)
Proceeds from exercise of stock options	—	5.4

Net cash used by financing activities	(65.9)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	(24.1)	12.7

Net (decrease) / increase in cash and cash equivalents	(66.7)	43.7
Cash and cash equivalents at beginning of period	392.8	183.2

Cash and cash equivalents at end of period	$326.1	$226.9

Cash paid during the period for:
Interest	$1.0	$1.2
Income taxes	$2.2	$14.3
Non Cash Items for the period:
Treasury stock repurchase accrual	$—	$4.0

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 31, 2007, Trane Inc., formerly known as American Standard Companies Inc. (“Trane”) implemented the spin-off of WABCO through a tax-free stock dividend of all of WABCO’s common stock to Trane shareowners,

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis in accordance with SFAS No. 95, Statement of Cash Flows, as these items represent cash flow activities where turnover is quick, the amounts are large, and the maturities are short. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2008, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2009.

NOTE 2. Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141 (R) as of January 1, 2009. There was no impact to the financial statements relating to adoption of SFAS No. 141 (R) during the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, SFAS No. 160 requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS No. 160 as of January 1, 2009. There was no material impact on the consolidated financial statements, although a change in the financial statement presentation is required. As of March 31, 2009 and December 31, 2008, the Company has classified $13.8 million and $13.4 million, respectively, of noncontrolling interests within equity which was previously classified as a liability.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has adopted SFAS No. 161 as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. There were no additional disclosures required by the Company due to adoption of SFAS No. 161.

In December 2008, the FASB issued FSP FAS 132 (R)-1, Employers Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132 (R)-1 enhances disclosures for plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets. FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. As FSP FAS 132 (R)-1 relates specifically to disclosures, the adoption of this standard is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

NOTE 3. Comprehensive (Loss) / Income

Total comprehensive (loss) / income consisted of the following (amounts in millions):

	Three months ended March 31,
	2009	2008
Net (loss) / income including noncontrolling interests	$(35.9)	$62.4
Foreign currency translation effects	(50.7)	49.8
Foreign currency translation on benefit plans, net	0.2	0.4

Comprehensive (loss) / income including noncontrolling interests	$(86.4)	$112.6

Less: Comprehensive income attributable to noncontrolling interests	0.5	1.1

Comprehensive (loss) / income	$(86.9)	$111.5

NOTE 4. Accounts Receivable Financing Facility

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

With regard to replacing this facility, we have signed a mandate letter on April 9, 2009 for the structuring and implementation of a trade receivables program of up to €125 million. We expect to enter into definitive agreements for this program, by the end of the third quarter of 2009 however there can be no assurance in this regard. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers.

NOTE 5. Net (Loss) / Income Per Share

Basic net (loss) / income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net (loss) / income per share included no weighted average incremental shares for the three months ended March 31, 2009 since the impact would be anti-dilutive and 1,024,769 weighted average incremental shares for the three months ended March 31, 2008. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three month period ended March 31, 2008, excluded 1,094,125 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three month period ended March 31, 2008.

NOTE 6. Capital Stock

On March 20, 2009, a dividend of $0.07 per share of common stock was paid to shareholders of record as of March 4, 2009, and totaled $4.5 million.

Following is a summary of net shares outstanding and shares issued or reacquired during the first quarter of 2009.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2008	69,921,105	(5,956,806)	63,964,299
Shares issued upon exercise of stock options	5,654	—	5,654
Other shares issued or (reacquired), net	29,555	—	29,555

Balance, March 31, 2009	69,956,314	(5,956,806)	63,999,508

The Company accounts for purchases of treasury stock under the cost method as defined in Accounting Principles Board Opinion Number 6, Status of Accounting Research Bulletins with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2009, no shares have been reissued. At March 31, 2009, the Company had an unexpended balance of $223.7 million available to repurchase shares under an authorization by the Board of Directors to repurchase up to $500 million, which expires on September 1, 2009. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial conditions and other factors.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004) (“FAS 123R”), Share Based Payment using the modified prospective approach. Total stock-based compensation cost recognized during the three month period ended March 31, 2009 and 2008, of $2.5 million and $1.7 million, respectively, has been included in the Consolidated Statements of Income. The Company has recognized in expense, in the periods subsequent to the adoption of FAS 123R, expense arising from Trane Inc. common stock options, WABCO common stock options and RSUs only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arise as a result of the distribution of shares in connection with the spin-off of WABCO from Trane and are not reflected in compensation expense recognized by the Company.

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	3,093,981	$11.75	$2.77	689,895	$42.39	$11.08
RSUs Granted	409,082	$—	$11.75	108,709	$—	$42.39

Total Awards	3,503,063			798,604

The options for 415,923 shares granted in 2008 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. The options for 3,038,084 shares granted in 2009 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. The RSUs granted in 2008 and 2009 vest ratably over a period of three years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2009 and 2008.

Assumption	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Risk-free interest rate	1.86%	2.77%
Expected volatility	31.6%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	0.8%	4.0%
Dividend yield	2.45%	0.66%

On an annual basis, the Company updates the assumptions used in determination of the black-scholes values. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a 12 month period, the common stock of its peer group over a 5 year period, and the implied volatility for at the money options to purchase shares of its common stock. The 5 year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent 1 year historical volatility of WABCO and the median most recent 5 year historical volatility of WABCO’s peer group. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options, the exercise pattern of domestic versus international option holders (including an analysis by country) and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on WABCO’s expected dividend rate for the period at the time of grant.

NOTE 8. Debt

Credit Agreements

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 under the heading “Contingencies”. The balance outstanding on this facility as of March 31, 2009, is $31.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.5 million is unused as of March 31, 2009. The Company has the ability to borrow an additional $766.5 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar LIBOR (0.50063% at March 31, 2009) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

In November 2007, WABCO entered into a €50 million ($66.0 million at March 31, 2009 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. There is no outstanding balance on this facility as of March 31, 2009. The Company redeemed the outstanding debt under the credit agreement which resulted in termination of the credit agreement on February 26, 2009.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility with ABN AMRO. This facility, which was unused, expired in the first quarter of 2009 and was not renewed.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility ($132.0 million at March 31, 2009 exchange rates) with Rabobank. The proceeds of the borrowings under the credit facility can be used for all general corporate purposes. Borrowings thereunder bear interest at the Euro Interbank Offered Rate (“EURIBOR”) (1.121% at March 31, 2009) plus 0.50%. The interest rate spreads above EURIBOR are subject to adjustments should the Company’s leverage ratio change. The balance outstanding on this facility as of March 31, 2009, is $132.0 million. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. The balance outstanding on this facility is classified as long term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility. See below for further details on the related cross currency swap.

Our credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net debt to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of March 31, 2009, our trailing four quarters adjusted EBITDA is $287.4 million, which consists of $13.0 million for the first quarter of 2009, $58.2 million for the fourth quarter of 2008, $100.4 million for the third quarter of 2008 and $115.8 million for the second quarter of 2008. Given a net indebtedness of $79.3 million at March 31, 2009, this resulted in an EBITDA covenant ratio of 0.3 to 1. As of March 31, 2009, the Company was in compliance with all the covenants contained in these credit agreements.

Also, a subsidiary in Japan had borrowings from banks totaling $8.2 million. This loan supports local working capital requirements.

On July 29, 2008, the Company entered into a cross currency swap to hedge the changes in the fair value of its €100.0 million ($132.0 million at March 31, 2009 exchange rates) loan from Rabobank relating to changes in foreign currency exchange rates between the euro and U.S. dollar. Each of the critical terms in the cross currency swap, including the maturity date on the swap contract, match those of the underlying debt. Under the cross currency swap, the Company pays a one month floating rate of 1.14938% on a notional amount of $156.5 million and receives a one month floating rate of 2.321% on a notional amount of €100.0 million. The cross currency swap is designated as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and the U.S. dollar. The euro interest received on the swap is accrued and recorded as an offset to the euro interest expense accrued and recorded on the underlying debt. The U.S. dollar interest paid on the swap is accrued and recorded as interest expense. The changes in the fair value of the swap are accrued and recorded as an offset to the changes in fair value of the underlying debt included in other non-operating expense, net. The fair value hedge is highly effective and therefore there is minimal effect on current earnings. As of March 31, 2009, the fair market value of the cross currency swap, measured using Level 2 inputs under SFAS 157, resulted in a recorded liability of approximately $24.4 million and is classified as long term within other liabilities on the balance sheet.

Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. The balance outstanding on this cross currency swap is classified as long-term as the Company has the ability and intent to refinance the underlying debt using the five-year $800 million, multi-currency revolving credit facility.

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

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2009 and 2008 (amounts in millions).

	Three months ended March 31,
	2009	2008
Balance of warranty costs accrued, beginning of period	$57.8	$54.0
Warranty costs accrued	4.0	9.9
Warranty claims settled	(6.6)	(7.3)
Foreign exchange translation effects	(3.3)	4.1

Balance of warranty costs accrued, end of period	51.9	60.7
Current portion included in current liabilities	(49.8)	(56.9)

Long-term warranty liability	$2.1	$3.8

Guarantees and Commitments

General

There were no material changes to the disclosure on this matter made in the consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

Commitments

WABCO and its Indian joint venture partners, members of the TVS group (“TVS”), separated the non-brakes division from the brakes division of their Indian joint venture SCL. This was done through a plan of demerger, which was approved by the Madras High Court and became effective on March 28, 2008 under Indian law. As a result, the brakes business of SCL was transferred to a new company, WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), the shares of which were allocated proportionately in May 2008 to existing SCL shareholders and were listed in India as of October 1, 2008. Subsequent to the demerger, TVS will transfer to WABCO its shares in WABCO-TVS, and

WABCO’s percentage ownership in WABCO-TVS will increase to a minimum of approximately 64% by September 30, 2009, and expected to increase to 75% by no later than September 30, 2010. Upon WABCO obtaining control of WABCO-TVS, WABCO-TVS will be included in the consolidated financial statements of the Company. Concurrent with TVS’ share transfers to the Company, WABCO will transfer to TVS its shares in SCL post demerger, and WABCO’s percentage ownership in SCL post demerger, which consists of the non-brakes division of SCL, is expected to decrease to zero. The Company believes that the demerger should be tax-free in both India and the United States and has received a positive private letter ruling from the U.S. Internal Revenue Service during the quarter. The subsequent transfer of its shares in SCL post-demerger to TVS is likely to be taxable in the US at the time of such transfer. Additionally, depending on the trading share prices of SCL and WABCO-TVS at the time of transfer of shares, the Company may have to remit or may receive some amount of cash to or from TVS and a gain or loss on the transaction may be recognized in the income statement.

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

Litigation

As part of a multi-company investigation commenced in 2004, the former American Standard Companies Inc. (now Trane Inc.), and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane Inc., WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against, any fines related to this investigation.

We anticipate that this investigation may result in the imposition of a fine in 2009; however, we are unable to reasonably estimate the likely amount or range of any fine that may result from this matter for the reasons that follow. Under its 2006 Fining Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement related, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including the determination of the “basic amount,” the evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. Due to the specific circumstances, and the factual differences of and with published precedents so far, there is insufficient guidance to allow us to ascertain how the Commission would exercise its discretion in applying the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine could be significant depending on whether the breadth of the allegations and the alleged duration of the infringement are maintained. American Standard and its charged European businesses presented defenses to the allegations in the Statement of Objections, as did WABCO Europe BVBA at an oral hearing with the European Commission in November 2007. It is not possible to judge the impact of these defenses on the final outcome. Following the hearing, the European Commission has requested additional information from Trane, WABCO Europe BVBA and Ideal Standard International, in June 2008 (requesting information regarding revenue of the relevant entities for the year 2007); December 2008 (requesting information of WABCO, Ideal Standard International, and Trane) regarding the spin-off of WABCO from American Standard and certain historic corporate information including data regarding the corporate structures of American Standard and its successors before and after the spin-off and the transition of entities and/or assets to Trane and Ideal Standard International, and in April 2009, further corporate information regarding composition of boards of directors and copies of articles and bylaws of all legal entities involved during the period covered by the investigation. The Commission could, among other things, issue a new Statement of Objections or request additional information before adopting a decision, or it could adopt a decision imposing a fine. We are advised that the Commission will likely request further information regarding 2008 revenue from all parties before imposing a fine. A fine would under the applicable rules be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the European Court of First Instance could agree to waive or suspend this requirement for reasons of financial hardship, however this outcome cannot be assured and will depend on the relevant facts at the time.

Article 23 of Council Regulation No. 1/2003 provides for a maximum fine equal to 10% of the parent company’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. It is unknown on what basis the Commission will calculate the maximum. As we have previously reported, if the Commission had issued a fine in 2007 and based it on American Standard’s reported worldwide revenue in 2006, the total potential maximum liability would have been approximately $1.1 billion subject to a probable reduction for leniency of at least 20%. American Standard no longer exists. The effect, if any, of the spin-off of WABCO from American Standard, the sale of its Bath and Kitchen business to Ideal Standard International, and the merger of Trane Inc. with Ingersoll-Rand Company Limited, all of which occurred in 2007 and 2008, on the determination of the applicable 10% cap is unclear. Furthermore, we have argued that the cap should be calculated on the basis of the revenue of the charged European businesses, rather than the parent company’s worldwide revenues.

The fine imposed by the Commission could be material to WABCO’s operating results and cash flows for the year in which the liability would be recognized or the fine paid. We are however continuing to fully cooperate with the Commission and believe the defenses we have presented to the Commission will be considered and taken into account in the determination of the fine.

As of March 31, 2009, the Company had a cash balance of $326.1 million. The Company has several credit facilities in place all of which contain covenant restrictions. The $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the stipulated financial/liquidity covenants in the credit agreement. The Company has entered into a €50 million ($66.0 million at March 31, 2009 exchange rates); 364 day credit agreement dated November 28, 2007. Additionally, on March 7, 2008, the Company entered into two separate unsecured, 364 day €100 million credit facilities ($132.0 million each at March 31 exchange rates). There is a balance of $31.0 million outstanding on the $800 million credit facility. There is a balance of $132.0 million outstanding on one of the 364 day €100 million credit facilities. There is no balance outstanding on the remaining 364 day €100 million facility as of March 31, 2009 as this facility, which was unused, expired in the first quarter of 2009 and was not renewed. There is also no balance outstanding on the €50 million 364 day credit agreement as this was redeemed and terminated on February 26, 2009.

The borrowings under our existing credit agreements are limited by covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of March 31, 2009 our trailing four quarters adjusted EBITDA is $287.4 million, which consists of $13.0 million for the first quarter of 2009, $58.2 million for the fourth quarter of 2008, $100.4 million for the third quarter of 2008 and $115.8 million for the second quarter of 2008. Given a net indebtedness of $79.3 million at March 31, 2009, this resulted in an EBITDA covenant ratio of 0.3 to 1. We expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. The Company is proactively addressing this matter by pursuing alternative financing arrangements that would not be subject to the EBITDA covenant. As described in more detail in Note 4, Accounts Receivable Financing Facility, the Company’s accounts receivable financing facility was terminated on January 12, 2009 as a result of an event outside of the Company’s control. With regard to replacing this facility, we have signed a mandate letter on April 9, 2009 for the structuring and implementation of a trade receivables program of up to €125 million. We expect to enter into definitive agreements for this program, by the end of the third quarter of 2009 however there can be no assurance in this regard. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers. Additionally, other potential sources of financing that the Company is considering include but are not limited to the following: (i) factoring of additional accounts receivable balances, (ii) inventory financing programs, (iii) sale-leaseback of certain property, plant and equipment , and (iv) obtain a waiver or renegotiate the debt covenants on our existing $800 million five-year credit facility. If a fine in excess of our funding capability were issued, the Company would seek approval from the Commission for alternative payment measures, such as payment in installments, which is available in certain circumstances. As a further option, the Company may be able to apply for a court-ordered suspension of its payment obligation to the Court of First Instance, a statutory available remedy in cases of hardship. The uncertainty of the extent and duration of the current global industry downturn requires us to observe that if the fine were to be issued in an amount in excess of our funding capability at that time, and various mitigating actions which the Company has implemented and is planning were to fail, the fine could have a material adverse effect on the financial condition and liquidity of WABCO.

Note 10. Income Taxes

Unrecognized tax benefits at March 31, 2009 amounted to $72.8 million related to the WABCO business and $17.6 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business (see Note 11). The Company does not believe that it is reasonably possible that any of such unrecognized tax benefits would be recognized within the next 12 months. As a result, these unrecognized tax benefits at March 31, 2009 are classified as long-term income tax liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

In conjunction with the Tax Sharing Agreement discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities.

The accompanying March 31, 2009 balance sheet continues to reflect a full valuation allowance for certain foreign NOLs as it has been determined as of March 31, 2009 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The income tax provision includes certain discrete items which resulted in an additional tax charge of $0.5 million for the period ending March 31, 2009. These items principally relate to recording interest on unrecognized tax benefits, the recognition of a prior year unrecognized tax benefit due to the expiration of a statute of limitations, and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted above (see Note 10), the FIN 48 liabilities as of March 31, 2009 include $17.6 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of March 31, 2009, we had indemnification liabilities of $59.9 million, of which $34.2 million is classified within long-term liabilities on the balance sheet and $25.7 million is classified within short-term liabilities.

Note 12. Streamlining Expenses

During 2008 and the first quarter of 2009, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance for positions that have been eliminated. The Company accounts for these charges in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of March 31, 2009 (amounts in millions).

2009 Streamlining Programs
Charges during the first three months of 2009	$30.9
Payments during the first three months of 2009	(2.8)

Balance as of March 31, 2009	$28.1

2008 Streamlining Programs
Balance as of December 31, 2008	$26.5
Charges during the first three months of 2009	—
Payments during the first three months of 2009	(3.6)

Balance as of March 31, 2009	$22.9

2007 and earlier Streamlining Programs
Balance as of December 31, 2008	$8.8
Charges during the first three months of 2009	—
Payments during the first three months of 2009	(1.0)

Balance as of March 31, 2009	$7.8

Total Balance as of March 31, 2009	$58.8

The Company incurred $30.9 million of streamlining expenses during the first quarter of 2009 of which $9.4 million has been charged to selling and administrative expenses and $21.5 million was charged to cost of sales. The Company incurred $1.2 million of streamlining expenses during the first quarter of 2008, of which $0.9 million has been charged to selling and administrative expenses and $0.3 million was charged to cost of sales. The Company expended $7.4 million of cash on streamlining activities in the first quarter of 2009. The Company expects to incur approximately $29 million to $34 million of expense during the remainder or 2009; however, payments will continue until 2013. The balance of $58.8 million is included in other liabilities and in other accrued liabilities as of March 31, 2009.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2009 and 2008 (amounts in millions):

	Three Months Ended March 31,
	2009	2009	2008	2008
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$1.7	$0.1	$2.3	$—
Interest cost on projected benefit obligation	5.6	0.4	6.8	0.3
Less assumed return on plan assets	(1.9)	—	(2.7)	—
Amortization of net loss	0.3	—	0.5	0.1

Defined benefit plan cost	$5.7	$0.5	$6.9	$0.4

Accretion expense as reflected in Selling and administrative expenses and cost of sales	$3.7	$0.4	$4.1	$0.3

The Company expects to contribute $6.3 million to foreign plans in 2009. In the first quarter of 2009, $1.6 million was contributed to foreign plans. There have been no contributions and there are no expected contributions for domestic plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

WABCO is a leading provider of electric and electromechanical products for the world’s leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission control and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. Our largest-selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disk brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe and North America. In addition, we sell replacement parts, diagnostic tools training and other services to commercial vehicle aftermarket distributors, repair shops and fleet operators. Company management analyzes the performance of the business using the following general framework and describes the performance of the business in this context throughout the remainder of this discussion and analysis of financial condition and results of operations.

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

Results of Operations

The following discussion and analysis addresses changes in sales, gross profit, expenses and pre-tax income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Approximately 92% of WABCO sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Quarter-over-quarter changes in sales, expenses and net income for 2009 compared with 2008 are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with accounting principles generally accepted in the United States (“GAAP”), but management analyzes the data in this manner because it is useful to them for understanding the operational performance of the business. Management believes this data is also useful to shareholders for the same reason. The changes in sales, expenses and pre-tax income excluding the effects of foreign currency exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

First Quarter Results of Operations for 2009 Compared with 2008

(amounts in millions)

	Three months ended March 31,
	2009	2008	% change reported	Excluding foreign exchange translation
				2009 adjusted Amount	% change adjusted
Sales	$333.9	$705.4	(52.7)%	$387.5	(45.1)%
Cost of sales	275.7	509.4	(45.9)%	320.9	(37.0)%

Gross profit	58.2	196.0	(70.3)%	66.6	(66.0)%
Operating expenses	88.2	112.3	(21.5)%	101.3	(9.8)%

Operating (loss) / income	(30.0)	83.7	*	(34.7)	*
Equity in loss / (income) of unconsolidated joint ventures	4.8	(0.6)	*	5.6	*
Other non-operating expense, net	1.0	1.5	(33.3)%	1.6	6.7%
Interest (income), net	(0.4)	(0.6)	(33.3)%	(0.6)	0.00%

(Loss) / income before income taxes	(35.4)	83.4	*	(41.3)	*
Income taxes	0.5	21.0	(97.6)%	0.3	(98.6)%

Net (loss) / income before minority interests’ share	(35.9)	62.4	*	(41.6)	*
Less: minority interests’ share	0.5	1.1	(54.5)%	0.4	(63.6)%
Net (loss) / income	$(36.4)	$61.3	*	$(42.0)	*

*	Percentage change not meaningful

Sales

Sales for the first quarter of 2009 were $333.9 million, a decrease of 52.7% (45.1% excluding unfavorable foreign currency translation effects) from $705.4 million in 2008. The decrease was attributable to the significant decline in commercial vehicle production that was evident across the world. In addition to the deterioration in the end market demand, inventory reductions across most commercial vehicle manufacturers contributed to the production decline. Sales in Europe, our largest market, decreased approximately 55.0% (47.0% excluding unfavorable foreign currency translation effects), which based on our estimate, was slightly better than European truck production. Sales decreased 37.5% in North America, which was less than the decrease in North American truck production. In Asia and South America sales decreased 45.8% and 51.9%, respectively (43.8% and 35.9% excluding unfavorable foreign currency translation effects, respectively). The sales decline in Asia was less than expected as a result of a smaller decrease in China sales of 28.6% (31.8% excluding favorable foreign currency translation effects) which was primarily driven by a successful introduction of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales, included in the geographic numbers provided above, decline in the quarter was 26.9% (13.5% excluding the unfavorable effects of foreign currency translation effects), which was impacted by both the Original Equipment Supply channel and the Independent Aftermarket channel experiencing declines in demand. Necessary maintenance and the more severe weather conditions than normal in Europe helped the aftermarket sales outperform sales to new truck and bus manufacturers.

In the first quarter of 2009, the global commercial vehicle markets continued the significant decline that began in the latter part of 2008. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will further develop in 2009.

Gross Profit

Gross profit decreased by $137.8 million (a decrease of $129.4 million excluding unfavorable foreign currency translation effects) in the first quarter of 2009 as compared with the first quarter of 2008. The decrease in gross profit was primarily driven by volume and mix decreases of approximately $73.0 million primarily attributable to the sales decline discussed above, overhead underabsorption, labor and other cost escalations of approximately $30.1 million, as well as higher spending on streamlining programs of approximately $25.2 million and sales price decreases of

$7.2 million. A partial offset to gross profit decline came from $11.6 million of materials and conversion productivity, which we consider a significant achievement given the very difficult market conditions experienced during the quarter, as well as approximately $5.5 million of foreign currency transaction gains related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $24.1 million ($11.0 million excluding favorable foreign currency translation effects) in the first quarter of 2009 as compared to the first quarter of 2008. The Company’s timely actions in anticipation of a continued market slowdown experienced in the first quarter of 2009 as well as the efficient execution of related cost cutting efforts was the primary driver of a $20.4 million decrease in operational spending. Also, the Company reduced spending on separation costs by $4.2 million. These improvements were partially offset by spending on streamlining programs of $10.0 million, and labor and other cost inflation and escalations of approximately $3.6 million.

Cost Reduction Programs and Streamlining Expenses

Based on market declines occurring in the fourth quarter of 2008, WABCO commenced a streamlining program on October 28, 2008, which began with a consultative process with works councils and employee representatives globally. The initial intent, as previously disclosed, was to reduce the Company’s global workforce by approximately 1,000 positions. As the Company continued to assess the impacts of the declining market conditions, in January 2009, the Company committed to a further reduction of 400 positions in addition to the initially disclosed 1,000 positions. As of March 31, 2009, approximately 1,200 of the 1,400 positions were terminated. In view of the continued decline in market conditions, the Company took additional measures in consultation with the relevant works councils for a further reduction of 150 employees bringing the committed total to 1,550 employees. This level of reduction in workforce represents an approximate 30% to 35% reduction in capacity, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. These actions create sufficient flexibility in production and help to cope with anticipated demand volatility in 2009.

The Company continued its cost reduction program which was put in place during 2008. The Company achieved cost savings of $20 million in operating expenses. This success reflects major progress in containing the costs of our streamlining program, as well as cost reductions across our organization, including flexible work schedules, shortened work weeks in some locations, reductions in discretionary expenses, and our decision to decrease executive and senior management compensation, among other measures.

The Company incurred $30.9 million of streamlining expenses during the first quarter of 2009 which is associated with severance. Of the total costs in 2009, $9.4 million has been charged to selling and administrative expenses and $21.5 million was charged to cost of sales. The Company incurred $1.2 million of streamlining expenses during the first quarter of 2008 which is associated with severance. The majority of the 2008 plan is associated with administrative functions, with $0.9 million having been charged to selling and administrative expenses and $0.3 million charged to cost of sales. While the Company expects that its streamlining activity will be substantially completed during the second quarter of 2009, the Company expects to incur approximately $29 million to $34 million of expense during the remainder of 2009; however, payments will continue until 2013.

Equity in Net Loss / (Income) of Unconsolidated Joint Ventures

Equity in net loss / (income) of unconsolidated joint ventures decreased $5.4 million ($6.2 million excluding foreign currency translation effects) in the first quarter of 2009 as compared to the first quarter of 2008. The decrease was primarily driven by WABCO’s Indian joint venture, Sundaram-Clayton Ltd. (“SCL”) for which WABCO had to recognize a loss in the first quarter of 2009 of $4.9 million, primarily driven by the joint venture’s motorcycle activities in Indonesia and its consumer financing division. Since SCL’s activities are not related to WABCO’s core business, WABCO intends to transfer its share in SCL to its joint venture partner TVS as further explained under Commitments.

The joint ventures in South Africa (“WABCO South Africa”) and the U.S. (“Meritor WABCO”) have also been negatively impacted by the global market conditions. WABCO has recorded quarterly results for South Africa and Meritor WABCO of a $0.3 million gain and a $0.2 million loss, respectively for the quarter ended March 31, 2009.

Other Non-Operating Expenses, Net

Other non-operating expense, net decreased by $0.5 million (increased $0.1 million excluding foreign currency translation effects) in the first quarter 2009 as compared to the first quarter of 2008.

Interest Income, Net

Interest income, net decreased by $0.2 million to $(0.4) million in the first quarter 2009 compared to ($0.6) million in the first quarter 2008. Interest income was flat versus last year excluding foreign exchange translation effects.

Income Taxes

The income tax provision for the first quarter of 2009 was $0.5 million on a pre-tax loss after adjusting for minority interest of $35.9 million, compared with a provision of $21.0 million on $82.3 million of pre-tax income after adjusting for minority interest in the first quarter of 2008. The tax provision for the first quarter of 2009 is impacted due to the limited tax benefits associated with restructuring costs and the negative effect of our European supply chain structure in a year of low profitability. Additionally, the accompanying provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2009

Net cash provided by operating activities was $33.9 million for the first three months of 2009. This compared with net cash provided by operating activities of $50.9 million for the first three months of 2008.

Although the Company recorded net loss of $36.4 million for the first three months of 2009 compared with net income of $61.3 million for the first three months of 2008, the Company was still able to achieve a strong cash flow. This was due to the reduction of our working capital during 2009. Due to a weakening economy in the first quarter of 2009, WABCO ended the quarter with a lower accounts receivable balance compared to prior year which was also related to the reduction of our past due bills, resulting in a reduction in days sales outstanding from the previous quarter. Additionally, the Company was able to successfully reduce inventory levels in the first quarter of 2009. Finally, the Company’s accounts payable position decreased by $13.1 million.

In addition to the change in working capital discussed above, other long term liabilities increased by $9.3 million as a result of our streamlining activities in 2009. The change in other accrued liabilities and taxes for the first three months of 2009 was $(1.5) million compared to $30.8 million for the first three months of 2008. In the first three months of 2008, the Company benefited from an increase in accruals because of higher activities in the first quarter as well as an increase in our VAT payable position.

WABCO continued to make contributions to funded pension plans. During the first three months of 2009, those contributions, and payment of benefits incurred by unfunded plans, totaled $6.7 million. The Company expects to contribute approximately an additional $20 million to foreign plans in 2009.

Within investing activities, the Company made capital expenditures of $10.6 million in the first three months of 2009 as compared to capital expenditures of $17.9 million in the first three months of 2008. Our capital expenditures for 2009 include $5.8 million of investments in tooling, $3.6 million on plant and equipment, and $1.2 million in computer software. This compared with $8.9 million of investments in tooling, $7.8 million on plant and equipment, and $2.2 million in computer software during the first three months of 2008. As a result of the downturn in the economy, the Company implemented controlled spending measures which resulted in capital expenditure reductions in the first quarter versus prior year. We intend to continue to follow these measures throughout 2009.

The net cash used by financing activities during the first three months of 2009 amounted to $65.9 million while the financing activities during the first three months of 2008 resulted in net cash used of $2.0 million.

In November 2007, WABCO entered into a €50 million, 364 day credit agreement with the Bank of Tokyo-Mitsubishi. The Company redeemed the outstanding debt of $63.5 million under the credit agreement which resulted in termination of the credit agreement on February 26, 2009.

As of March 31, 2009, our total third party indebtedness was $173.3 million consisting primarily of $132.0 million of long term debt borrowed under our Rabobank facility and $31.0 million of long term debt borrowed under our $800 million 5-year credit facility. All facilities are discussed in Note 8 – Debt. Also, subsidiaries in other countries had borrowings from banks totaling $10.3 million. These loans support local working capital requirements.

The Company has paid a quarterly dividend of $4.5 million on March 20, 2009. Given the current state of the commercial vehicle industry and the pending decision by the European Commission on the civil fine discussed in Note 9—Warranties, Guarantees, Commitments and Contingencies, WABCO has decided to suspend payment of further dividends.

The Company’s Board of Directors had approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first three months of 2009, the Company has not repurchased any shares. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial conditions and other factors. The Company received minimal option proceeds during the first three months of 2009.

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

Liquidity with Regard to European Commission Fine

In addition to cash on hand, we have in place a number of short and longer term credit agreements designed, in part, to assist us in covering a fine expected to be imposed by the European Commission. Due to the uncertainties surrounding the timing and potential amount of the fine, and the limitations of the amounts we can draw under such credit agreements based on our covenants, as further described below, we cannot make any prediction as to whether or not the funds available under the credit agreements will be sufficient to finance the fine at such time as it becomes due.

The borrowings under our existing credit agreements are limited by covenants (See “Credit Agreements” below for an overview of the covenants). The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of March 31, 2009 our trailing four quarters adjusted EBITDA is $287.4 million, which consists of $13.0 million for the first quarter of 2009, $58.2 million for the fourth quarter of 2008, $100.4 million for the third quarter of 2008 and $115.8 million for the second quarter of 2008. Given a net indebtedness of $79.3 million at March 31, 2009, this resulted in an EBITDA covenant ratio of 0.3 to 1. We expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. Thus, we chose not to renew our one-year facility with ABN AMRO that expired in March 2009 and we do not intend to extend our one year facilities that will come due in 2009 (See “Credit Agreements” below for more detail on one year facilities with Rabobank and Bank of Tokyo-Mitsubishi) but rather, we will focus our efforts on obtaining additional sources of liquidity which would not be subject to this EBITDA covenant and complement our $800 million five-year facility. With regard to replacing our accounts receivable financing facility that was terminated on January 12, 2009, we have signed a mandate letter on April 9, 2009 for the structuring and implementation of a trade receivables program of up to €125 million. We expect to enter into definitive agreements for this program by the end of the third quarter of 2009 however there can be no assurance in this regard. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers. Additionally, we are pursuing other opportunities of financing that would allow for off balance sheet accounting treatment and would therefore not be subject to the constraints of the EBITDA covenant. These possible sources of future liquidity may come from the factoring of additional accounts receivable balances, inventory financing programs, or the sale-leaseback of certain property, plant and equipment. While there can be no assurance that we will be able to obtain these alternative sources of liquidity, based on our current discussions with other parties we believe that some of these opportunities will contribute, if needed, to our future funding requirements. We would also try to obtain waivers of our financial debt covenants. If we receive a fine from the European Commission at an amount exceeding our available liquidity at the time, we will try to negotiate a payment plan with the Commission. We are advised this possibility exists in cases of extreme hardship and substantiated financial difficulties. It is our understanding that it is not in the Commission’s interest, nor is it their intention, to force companies out of business due to fine payments, and we believe that the Commission will be sensitive to the current economic environment. However this outcome cannot be assured due to the degree of discretion inherent in the Commission’s fining and enforcement powers.

Although our available liquidity is currently adequate for our potential funding needs, future developments and no improvement in the commercial vehicle industry could negatively impact our liquidity, so we are continuing to proactively address potential constraints that may occur later during 2009.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our primary bank credit agreement and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 9— Warranties, Guarantees, Commitments and Contingencies. Up to $100 million under this facility may be used for issuing letters of credit of which $97.5 million was unused as of March 31, 2009, and up to $75 million for same-day borrowings. The balance outstanding on this facility on March 31, 2009 is $31.0 million. The Company has the ability to borrow an additional $766.5 million under this facility. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

On March 7, 2008, we entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling €200.0 million ($264.0 million at March 31, 2009 exchange rates). The balance outstanding with Rabobank is $132.0 million on March 31, 2009. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. The balance outstanding is classified as long-term as the Company has the ability and intent to refinance the debt using the five-year $800 million, multi-currency revolving credit facility. We currently do not intend to renew the Rabobank facility when it expires. The facility with ABN AMRO was not renewed upon expiration during the first quarter of 2009.

On November 28, 2007 we entered into a €50.0 million ($66.0 million at March 31, 2009 exchange rates), 364 day credit agreement with the Bank of Tokyo-Mitsubishi. As of March 31, 2009, there is no outstanding balance under this facility. The Company redeemed the outstanding debt under the credit agreement which resulted in termination of the credit agreement on February 26, 2009.

Our credit facilities contain various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of March 31, 2009, our trailing four quarters adjusted EBITDA is $287.4 million, which consists of $13.0 million for the first quarter of 2009, $58.2 million for the fourth quarter of 2008, $100.4 million for the third quarter of 2008 and $115.8 million for the second quarter of 2008. Given a net indebtedness of $79.3 million at March 31, 2009, this resulted in an EBITDA covenant ratio of 0.3 to 1. For additional information relating to the terms of the credit agreement we refer to the Form 8-K filed by Trane on June 5, 2007. As of March 31, 2009, the Company was in compliance with all the covenants contained in these credit agreements.

On January 12, 2009, our accounts receivable financing facility, which was entered into in the second quarter of 2008, was terminated by ABN/Royal Bank of Scotland (RBS) due to the downgrade of RBS by S&P. That agreement had provided for the financing of up to €150 million of receivables, which qualified for off balance sheet accounting treatment, and was not subject to the trailing four quarters adjusted EBITDA covenant described above.

With regard to replacing this facility, we have signed a mandate letter on April 9, 2009 for the structuring and implementation of a trade receivables program of up to €125 million. We expect to enter into definitive agreements for this program, by the end of the third quarter of 2009 however there can be no assurance in this regard. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers.

Cross Currency Swap

The unsecured 364 day €100.0 million credit facility entered into in March 2008 with Rabobank (discussed above under credit agreements), included a requirement to draw down on the facility within a certain time period to avoid termination of the facility. Therefore, the full €100.0 million, or $156.5 million U.S. dollars, was drawn down on July 31, 2008 and used to pay down the five-year $800 million, multi-currency revolving credit facility expiring on July 2012. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank has an expiration date of July 30, 2009. In order to avoid foreign currency risk associated with the euro denominated borrowing, the Company entered into a cross currency swap with Rabobank on July 29, 2008, and designated the swap as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and U.S. dollar. The fair value hedge is highly effective and therefore any volatility resulting from translating the hedged debt into U.S. dollars and the remeasurement of the swap have not had a material impact to our consolidated financial statements. For additional information relating to the terms of the cross currency swap, refer to Note 8 – Debt.

Streamlining Program Initiated

On October 28, 2008, the Company commenced a consultative process with works councils and employee representatives regarding intended reductions in the Company’s global workforce by approximately 1,000 positions. Based on the continued deterioration in the industry, in January 2009 the Company has committed to a further reduction of an additional 400 employees over the initially disclosed 1,000 employees. As of March 31, 2009, approximately 1,200 of the 1,400 positions were terminated. In view of the continued decline in market conditions, the Company took additional measures in consultation with the relevant works councils for a further reduction of 150 employees bringing the committed total to 1,550 employees. In many cases, reductions in workforce can only be effected subject to completion of a formal consultation process with works councils in accordance with applicable local laws. The Company estimates that the streamlining charges and related cash payments associated with this activity will range from $80 million to $85 million. The Company recorded $26 million in the fourth quarter of 2008, of which approximately $21 million related to this program. Additionally $31 million was recorded in the first quarter of 2009. The Company anticipates annualized savings of approximately $65 million to $70 million. While the Company expects that this activity will be substantially completed during the second quarter of 2009 the Company expects to incur approximately $29 million to $34 million of expense during the remainder of 2009; however payments will continue until 2013. It is anticipated that the principal categories of associated costs would consist of termination and severance costs, costs associated with the provision of job outplacement services, and other employee benefit related costs. In specific countries the streamlining program includes early retirement programs, therefore a large portion of payments will be made after December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the quarter ended March 31, 2009.

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and FIN 48 tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2008 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2008.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2009, although the following item has been added to the list of critical accounting policies and estimates.

Goodwill – The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s impairment tests utilize the two-step approach prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

The recoverability of goodwill is measured based on one reporting unit for the total Company. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company’s fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill for the quarter ended March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2008 made in the Company’s Annual Report on Form 10-K.

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

These are further described in Note 9. There have been no significant changes since December 31, 2008.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. There has been no repurchase activity for the first three months of 2009.

The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expires on September 1, 2009. The unexpended balance under that authorization as of March 31, 2009 is $223,712,402. Currently, the Company is not making any additional share repurchases under the buy back program. Timing of future purchases will vary depending on financial conditions and other factors.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

May 7, 2009

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
10.1	Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document).

10.2	Five-Year Credit Agreement, dated as of May 31, 2007, among WABCO Holdings Inc. and certain subsidiaries of WABCO Holdings Inc. and the financial institutions listed therein. JP Morgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Citibank, N.A. as Document Agents (previously filed as Exhibit 10.7 to the Company’s Form 10 (File No. 001-33332), filed on June 11, 2007 and refiled herein to include certain schedules omitted).

10.3	364-Day Credit Agreement, dated March 7, 2008, among WABCO Financial Services BVBA and WABCO Holdings Inc., as guarantor, Pandios Comm. V.A., as lender, and Coöperatieve Centrale Raiffeisen — Boerenleenbank B.A., as Calculation Agent (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0001-33332), filed on March 12, 2008 and refiled herein to included certain schedules omitted).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.