Form 10-Q/A
period 2009-06-30
WABCO Holdings Inc.
filed 2009-08-05
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009. This amendment is solely to furnish Item 4. Submission of Matters to a Vote of Security Holders which was inadvertently omitted when the document was originally filed which should have been included in Part II. No other changes have been made to the Form 10-Q other than described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Date of Annual Meeting.

The Annual Meeting of Shareholders of the Company was held on May 28, 2009.

(b)	Election of Directors – Voting Results.

Nominee	Votes For	Votes Withheld

James F. Hardymon	58,080,330	1,798,989

John F. Fiedler	38,294,005	21,585,314

Michael T. Smith	35,848,293	24,031,026

Other Directors Continuing in Office

Jacques Esculier

G. Peter D’Aloia

Juergen W. Gromer

Kenneth J. Martin

Donald J. Stebbins

(c)	Additional Matters Voted Upon.

Ratification of the appointment of Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL as the Company’s independent registered public accounting firm for the year ending December 31, 2009:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
59,161,796	449,070	268,452	0

Approval of the 2009 Omnibus Incentive Plan:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
47,166,429	7,511,704	1,029,571	0

Item 6.	Exhibits

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

5