Form 10-Q
period 2009-09-30
WABCO Holdings Inc.
filed 2009-11-04
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at October 30, 2009	64,069,176 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2009	2008	2009	2008
Sales	$382.0	$655.0	$1,031.9	$2,133.3
Cost of sales	284.2	478.7	783.2	1,548.2
Streamlining expenses	11.0	1.5	36.2	2.0

Gross Profit	86.8	174.8	212.5	583.1
Costs and expenses:
Selling and administrative expenses	61.3	83.4	179.5	258.0
Product engineering expenses	20.1	23.3	58.0	74.8
Streamlining expenses	7.6	2.7	19.3	9.0
Other operating expenses / (income), net	0.8	3.2	(3.7)	11.1

Operating (loss) / income	(3.0)	62.2	(40.6)	230.2
Equity income of unconsolidated joint ventures	(1.6)	(5.0)	(2.1)	(8.1)
Other non-operating expenses, net	4.5	0.3	5.9	3.0
Indemnification and other settlements	(41.3)	—	(41.3)	—
Fair value adjustment of the noncontrolling interest prior to taking control	(0.6)	—	11.5	—
Interest income, net	(0.2)	(1.8)	(0.9)	(2.8)

Income / (loss) before income taxes	36.2	68.7	(13.7)	238.1
Income taxes	0.7	4.0	3.7	43.4

Net income / (loss) including noncontrolling interests	35.5	64.7	(17.4)	194.7
Less: net income attributable to noncontrolling interests	1.7	1.0	2.5	2.7

Net income / (loss)	$33.8	$63.7	$(19.9)	$192.0

Net income / (loss) per common share
Basic	$0.53	$0.99	$(0.31)	$2.93
Diluted	$0.52	$0.97	$(0.31)	$2.89
Cash dividends per share of common stock	$—	$0.07	$0.07	$0.21
Common shares outstanding
Basic	64,039,101	64,501,931	64,008,585	65,499,553
Diluted	64,841,763	65,350,990	64,008,585	66,477,898

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386.5	$392.8
Accounts receivable, less allowance for doubtful accounts—$9.8 in 2009; $6.9 in 2008	262.6	313.8
Inventories:
Finished products	71.6	75.1
Products in process	5.4	7.6
Raw materials	90.1	80.0
Taxes receivable on income	13.6	20.0
Future income tax benefits	4.3	4.3
Other current assets	39.1	54.4

Total current assets	873.2	948.0
Facilities, less accumulated depreciation	365.8	315.8
Goodwill	400.0	360.8
Capitalized software costs, less accumulated amortization—$152.4 in 2009; $145.9 in 2008	23.6	22.7
Long-term future income tax benefits	29.1	29.1
Investments in unconsolidated joint ventures	9.9	74.0
Patents and intangible assets	20.5	6.7
Other assets	17.8	18.9

TOTAL ASSETS	$1,739.9	$1,776.0

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$15.8	$76.4
Accounts payable	115.9	108.3
Accrued payroll	77.8	89.8
Current portion of warranties	43.1	54.2
Taxes payable	33.4	—
Indemnification liabilities	10.0	25.2
Streamlining liabilities	46.3	15.3
Other accrued liabilities	73.0	59.2

Total current liabilities	415.3	428.4
Long-term debt	162.0	173.6
Post-retirement benefits	328.2	319.9
Deferred tax liabilities	25.3	26.6
Long-term indemnification liabilities	31.7	35.2
Long-term income tax liabilities	77.0	94.1
Other liabilities	42.4	83.3

Total liabilities	1,081.9	1,161.1
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 70,021,682 in 2009; 69,921,105 in 2008; and shares outstanding: 64,064,876 in 2009; 63,964,299 in 2008	0.7	0.7
Capital surplus	587.2	578.4
Treasury stock, at cost: 5,956,806 shares in 2009; 5,956,806 shares in 2008	(276.3)	(276.3)
Retained earnings	247.0	271.4
Accumulated other comprehensive income:
Foreign currency translation adjustments	87.7	51.4
Unrealized losses on benefit plans, net of tax	(26.0)	(24.1)

Total shareholders’ equity	620.3	601.5

Noncontrolling interests	37.7	13.4

Total equity	658.0	614.9

TOTAL LIABILITIES AND EQUITY	$1,739.9	$1,776.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(Amounts in millions)	2009	2008
Operating activities:
Net (loss) / income including noncontrolling interests	$(17.4)	$194.7
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	48.4	56.2
Amortization of capitalized software and other intangibles	15.5	19.3
Fair value adjustment of the noncontrolling interest prior to taking control	11.5	—
Equity in earnings of unconsolidated joint ventures, net of dividends received	3.5	(2.2)
Non-cash stock compensation	8.7	6.7
Deferred income taxes	(1.1)	—
Loss / (gain) on sale of facilities	1.4	(0.7)
Gain on divestitures	0.8	—
Indemnification settlements	(41.3)
Changes in assets and liabilities:
Accounts receivable, net	73.3	9.6
Inventories	12.5	(13.9)
Accounts payable	(8.9)	(18.8)
Other accrued liabilities and taxes	(0.1)	12.4
Post-retirement benefits	(4.2)	(0.5)
Other current and long-term assets	18.6	(10.8)
Other long-term liabilities	5.2	(6.3)

Net cash provided by operating activities	126.4	245.7

Investing activities:
Purchases of property, plant and equipment	(33.7)	(57.7)
Investments in capitalized software	(6.2)	(4.5)
(Acquisitions) / divestitures, net	(7.4)	—

Net cash used in investing activities	(47.3)	(62.2)

Financing activities:
Net borrowings / (repayments) of revolving credit facilities	129.0	(58.0)
Repayments of long-term debt	(160.9)	—
Borrowings of long-term debt	—	156.5
Net repayments of short-term debt	(60.5)	(3.9)
Purchases of treasury stock	—	(150.8)
Dividend payments	(4.5)	(13.8)
Proceeds from exercise of stock options	0.1	21.4

Net cash used by financing activities	(96.8)	(48.6)

Effect of exchange rate changes on cash and cash equivalents	11.4	(11.2)

Net (decrease) / increase in cash and cash equivalents	(6.3)	123.7
Cash and cash equivalents at beginning of period	392.8	183.2

Cash and cash equivalents at end of period	$386.5	$306.9

Cash paid during the period for:
Interest	$2.4	$4.0
Income taxes	$(6.5)	$78.3
Non Cash Items for the period:
Treasury stock repurchase accrual	$—	$2.7

See Notes to Condensed Consolidated Financial Statements.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large, and the maturities are short. The Company evaluated subsequent events through November 4, 2009 which is the date of issuance of the financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. European sales for the three months ended September 30, 2009 and 2008 accounted for 61% and 75% of total sales, respectively. European sales for the nine months ended September 30, 2009 and 2008 accounted for 67% and 77% of total sales, respectively. Asian sales for the three months ended September 30, 2009 and 2008 accounted for 21% and 9% of total sales, respectively. Asian sales for the nine months ended September 30, 2009 and 2008 accounted for 16% and 10% of total sales, respectively. For the three months ended September 30, 2009, two of the Company’s five largest customers are based in Asia, whereas compared with the same period in 2008, the Company’s top five customers were based in Europe. The Company had no customers that we transacted business with for the three months or nine months ending September 30, 2009 which are greater than 10% of total sales.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2008, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2009.

NOTE 2. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105, Generally Accepted Accounting Principles,” which amended Accounting Standards Codification (“ASC” 105 Generally Accepted Accounting Principles, confirming that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. Only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company has adopted the Codification for the third quarter ended September 30, 2009.

In December 2007, the FASB issued guidance contained in ASC topic 805, Business Combinations. ASC 805 requires that identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree be recognized and measured as of the acquisition date at fair value regardless of the percentage of ownership. The standard also requires any shares issued for acquisition to be measured at fair value on the date of acquisition as well as any contingent consideration recognized or pre-acquisition gain or loss contingencies. In-process research and development will not be capitalized and any acquisition related transaction costs should be expensed as incurred. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted the applicable sections of ASC 805 as of January 1, 2009 and appropriately accounted for the WABCO-TVS step acquisition on June 3, 2009 in accordance with this standard. See Note 14 – Business Combinations for further details.

In December 2007, the FASB issued guidance contained in ASC topic 810-10-65-1, Consolidation. The updated guidance contained in this section requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. Consistent with the FASB’s view that noncontrolling interests are part of the equity of the consolidated group, this section of the Codification requires that earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and not as a separate component of income or expense. Once a subsidiary is consolidated, any change in ownership that does not result in loss of control is accounted for as an equity transaction. However, deconsolidation of a subsidiary would result in a gain or loss reflected in the Company’s Income Statement. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008. The Company has adopted the applicable sections as of January 1, 2009. There was no material impact on the consolidated financial statements, although a change in the financial statement presentation is required. As of September 30, 2009 and December 31, 2008, the Company has classified $37.7 million and $13.4 million, respectively, of noncontrolling interests within equity which was previously classified as a liability.

In December 2008, the FASB issued guidance contained in ASC topic 715-20-65-2, Compensation – Retirement Benefits: Defined Benefit Plans. The updated guidance in this section enhances disclosures for plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and (v) significant concentrations of risk within plan assets. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009. As this section of the Codification relates specifically to disclosures, the adoption of this standard is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued guidance contained in ASC topic 825-10-65-1, Financial Instruments. The updated guidance in this section requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company has adopted ASC 825-10-65-1 as of June 30, 2009. As this section relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. Financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At September 30, 2009, the carrying amounts of these instruments approximated their fair values.

In May 2009, the FASB issued guidance contained in ASC topic 855-10, Subsequent Events. The updated guidance in this topic establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company has adopted ASC 855 as of June 30, 2009. As ASC 855-10 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal and interim periods beginning after November 15, 2009. Earlier application is prohibited. The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements and has appropriately considered the guidance when entering into the new accounts receivable financing facility which is further discussed in Note 4 – Accounts Receivable Financing Facility.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R). SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for fiscal and interim periods beginning after November 15, 2009. Earlier application is prohibited. The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC 820, Fair Value Measurements, by clarifying that when a quoted price in an active market for an identical liability is not available, an entity must measure fair value using one or more of the following techniques: i) the use of a quoted price of an identical liability when traded as an asset; ii) the use of quoted prices for a similar liability or similar liabilities when traded as an asset; and iii) an income approach such as a present value technique, or a market approach but which should, in all instances, maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The Company adopted the applicable sections on September 30, 2009. The adoption of this did not have a material impact on our consolidated financial condition, results of operations or cash flows.

NOTE 3. Comprehensive Income / (Loss)

Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income / (loss) including noncontrolling interests	$35.5	$64.7	$(17.4)	$194.7
Foreign currency translation effects	27.4	(83.9)	36.3	(27.0)
Foreign currency translation on benefit plans, net	0.6	2.0	(1.9)	2.2

Comprehensive income / (loss) including noncontrolling interests	63.5	(17.2)	17.0	169.9

Less: Comprehensive income attributable to noncontrolling interests	1.7	1.0	2.5	2.7

Comprehensive income / (loss)	$61.8	$(18.2)	$14.5	$167.2

NOTE 4. Accounts Receivable Financing Facility

On September 23, 2009, the Company established an accounts receivable financing facility (“the Facility”) with Société Générale Bank Nederland N.V. (the “Bank”). The Facility represents the replacement of a general funding program that had been cancelled on January 12, 2009 by ABN AMRO N.V. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. due to an event outside of the Company’s control. The maximum funding from receivables that may be sold into the Facility will be €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability under the Facility. The facility has not been utilized as of September 30, 2009. The term of the Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the specified Facility covenants. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €44 million.

On April 15, 2009, the Company entered into a €35 million receivable purchasing program which has not been utilized as of September 30, 2009 in respect to accounts receivable from one of our customers. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €15.7 million.

NOTE 5. Net Income / (Loss) Per Share

Basic net income / (loss) per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included 802,662 weighted average incremental shares for the three month period ended September 30, 2009. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included no weighted average incremental shares for the nine month period ended

September 30, 2009 since the impact would be anti-dilutive. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included 849,059 and 978,345 weighted average incremental shares for the three months and nine months ended September 30, 2008, respectively. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three month period ended September 30, 2009, excluded 3,008,024 shares due to their anti-dilutive effect. The three and nine month periods ended September 30, 2008, excluded 988,193 and 978,262 shares, respectively, due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three month period ended September 30, 2009.

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

Following is a summary of net shares outstanding and shares issued or reacquired during the first nine months of 2009.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2008	69,921,105	(5,956,806)	63,964,299
Shares issued upon exercise of stock options	26,071	—	26,071
Other shares issued or (reacquired), net	74,506	—	74,506

Balance, September 30, 2009	70,021,682	(5,956,806)	64,064,876

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2009, no shares have been reissued. At September 30, 2009, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three month period ended September 30, 2009, and 2008, and the nine month period ended September 30, 2009, and 2008, of $3.2 million and $2.1 million, and $8.7 and $6.7 million, respectively, has been included in the condensed consolidated statements of income. The Company has recognized expenses arising from Trane common stock options, WABCO common stock options and RSUs only for those stock compensation awards held by WABCO employees. Outstanding WABCO options held by non-WABCO employees or directors arise as a result of the distribution of shares in connection with the spin-off of WABCO from Trane and are not reflected in compensation expense recognized by the Company.

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	3,122,647	$11.77	$2.76	712,112	$42.43	$11.10
RSUs Granted	411,799	$—	$11.77	113,463	$—	$42.47

Total Awards	3,534,446			825,575

In 2008, a total of 712,112 options were granted of which 438,140 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. In 2009, a total of 3,122,647 options were granted of which 3,066,750 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2008, a total of 113,463 RSUs were granted of which 109,519 vest ratably over a period of three years. The remaining 3,944 RSUs will vest 66% after two years with the remaining 34% vesting after three years. All of the RSUs granted in 2009 vest ratably over a period of three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the nine month periods ended September 30, 2009 and 2008.

Assumption	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk-free interest rate	1.85%	2.78%
Expected volatility	31.6%	26.0%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	0.8%	4.0%
Dividend yield	2.44%	0.66%

On an annual basis, the Company updates the assumptions used in determination of the Black-Scholes values. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a 24 month period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent two year historical volatility of WABCO and the median most recent three year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on WABCO’s expected dividend rate for the period at the time of grant. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2009 and will be used for future grants. As of September 30, 2009, no new grants were issued using the new assumptions. Based on the Company’s methodology of granting stock options, it is not expected that the use of these new assumptions will have a material impact on the condensed consolidated statement of income with regard to future stock option grants.

NOTE 8. Debt

Credit Agreements

In May 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. The proceeds of the borrowings under the credit facility have been used to fund historical repurchases of our shares, pay historical quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee (which may be required) pursuant to a decision relating to the European Commission investigation matter as further described in Note 9 under the heading “Contingencies.” The balance outstanding on this facility as of September 30, 2009, is $162.0 million. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.2 million is unused as of September 30, 2009. The Company has the possibility to borrow (considering the covenant restrictions discussed below) an additional $635.2 million under this facility. Under the five year facility, the Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar LIBOR (0.25875% at September 30, 2009) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

In March 2008, WABCO entered into an unsecured, 364 day €100 million credit facility with Rabobank. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank had an expiration date of July 30, 2009. In July 2008, the Company entered into a cross currency swap to hedge the changes in the fair value of its €100.0 million loan from Rabobank relating to changes in foreign currency exchange rates between the euro and U.S. dollar. The Company did not renew this cross currency swap on July 30, 2009, given its decision not to renew the 364 day €100 million credit facility previously entered into with Rabobank which expired and was repaid on July 30, 2009 by a drawdown under the five year revolving credit facility.

Our credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net debt to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of September 30, 2009, our trailing four quarters adjusted EBITDA is $118.2 million, which consists of $30.4 million for the third quarter of 2009, $9.1 million for the second quarter of 2009, $18.9 million for the first quarter of 2009 and $59.8 million for the fourth quarter of 2008. Given a net indebtedness of $92.0 million at September 30, 2009, this resulted in an EBITDA covenant ratio of 0.8 to 1. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. As of September 30, 2009, the Company was in compliance with all the covenants contained in these credit agreements.

Also, subsidiaries in Japan, India, Spain and Brazil had borrowings from banks totaling $15.8 million which are classified as short term. These loans support local working capital requirements.

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

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2009 and 2008 (amounts in millions).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance of warranty costs accrued, beginning of period	$47.3	$64.2	$57.8	$54.0
Warranty costs accrued	4.6	7.9	12.4	27.0
Warranty claims settled	(8.1)	(6.1)	(26.0)	(19.2)
Foreign exchange translation effects	1.5	(5.5)	1.1	(1.3)

Balance of warranty costs accrued, end of period	$45.3	$60.5	$45.3	$60.5

Current portion included in current liabilities	$43.1	$56.9	$43.1	$56.9
Long-term warranty liability	$2.2	$3.6	$2.2	$3.6

Guarantees and Commitments

The Company has bank guarantees for $14.2 million of which $8.6 million is related to tax litigation, $2.8 million is related to letters of credit and $2.8 million of other items.

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

We anticipate that this investigation may result in the imposition of a fine in 2009 or early in 2010; however, we are unable to reasonably estimate the likely amount or range of any fine that may result from this matter for the reasons that follow. Under its 2006 Fining Guidelines, the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement related, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including the determination of the “basic amount,” the evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. Due to the specific circumstances, and the factual differences of and with published precedents so far, there is insufficient guidance to allow us to ascertain how the Commission would exercise its discretion in applying the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine could be significant depending on whether the breadth of the allegations and the alleged duration of the infringement are maintained. American Standard and its charged European businesses presented defenses to the allegations in the Statement of Objections, as did WABCO Europe BVBA at an oral hearing with the European Commission in November 2007. It is not possible to judge the impact of these defenses on the final outcome. Following the hearing, the European Commission requested additional information from Trane, WABCO Europe BVBA and Ideal Standard International, as follows: in June 2008 (revenue of the relevant entities for the year 2007); in December 2008, (information regarding the spin-off of WABCO from American Standard and certain historic corporate information including data regarding the corporate structures of American Standard and its successors before and after the spin-off and the transition of entities and/or assets to Trane and Ideal Standard International); in April 2009 and June 2009 ( further corporate information regarding share ownership structure, composition of boards of directors and copies of articles and bylaws of all legal entities involved during the period covered by the investigation). In June 2009, the Commission also issued a Letter of Facts to all participants in the case which stated that it would rely on certain additional items of evidence not previously mentioned in the original Statement of Objections, but already in its files and known to our counsel, none of which our counsel deems material to the outcome of the case. Most recently, in October 2009, the Commission requested further information regarding revenue figures for 2008 and the first three quarters of 2009. Although based on this request we expect that the Commission’s next action will be to adopt a decision to impose a fine, the Commission could, among other things, issue a new Statement of Objections or request additional information before adopting such a decision. A fine would under the applicable rules be required to be paid within three months of the decision, unless imposition of any such fine were appealed within two months of the decision in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as 5-7 years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the European Court of First Instance could agree to waive or suspend this requirement for reasons of financial hardship; however, this outcome cannot be assured and will depend on the relevant facts at the time.

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

As of September 30, 2009, the Company has a cash balance of $386.5 million and has a credit facility in place which contains covenant restrictions. The $800 million five-year revolving credit facility is a non-amortizing facility that permits utilization up to the maximum level at any time through and until expiration, subject to the stipulated financial/liquidity covenants in the credit agreement. There is a balance of $162.0 million outstanding on the $800 million credit facility.

The borrowings under our existing credit agreements are limited by covenants. The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of September 30, 2009 our trailing four quarters adjusted EBITDA is $118.2 million, which consists of $30.4 million for the third quarter of 2009, $9.1 million for the second quarter of 2009, $18.9 million for the first quarter of 2009 and $59.8 million for the fourth quarter of 2008. Given a net indebtedness of $92.0 million at September 30, 2009, this resulted in an EBITDA covenant ratio of 0.8 to 1. We expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009 and into 2010. The Company is proactively addressing this matter by pursuing alternative financing arrangements that would not be subject to the EBITDA covenant. As described in more detail in Note 4, Accounts Receivable Financing Facility, the Company’s accounts receivable financing facility was terminated on January 12, 2009 as a result of an event outside of the Company’s control. On September 23, 2009, the Company established an accounts receivable financing facility with Société Générale Bank Nederland N.V (the “Facility”). The maximum funding from receivables that may be sold into the Facility will be €100 million ($146 million at September 30, 2009 exchange rates); however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability under the Facility. The term of the Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the specified Facility covenants. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €44 million. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €15.7 million. Additionally, other potential sources of financing that the Company is considering include but are not limited to the following: (i) factoring of additional accounts receivable balances, (ii) sale-leaseback of certain property, plant and equipment , (iii) supply chain financing and (iv) obtain a waiver or renegotiate the debt covenants on our existing $800 million five-year credit facility. If a fine in excess of our funding capability were issued, the Company would seek approval from the Commission for alternative payment measures, such as payment in installments, which is available in certain circumstances. We are advised this possibility exists in cases of extreme hardship and substantiated financial difficulties. It is our understanding that it is not in the Commission’s interest, nor is it their intention, to force companies out of business due to fine payments, and we believe that the Commission will be sensitive to the current economic environment. However this outcome cannot be assured due to the degree of discretion inherent in the Commission’s fining and enforcement powers. As a further option, the Company may be able to apply for a court-ordered suspension of its payment obligation to the Court of First Instance, a statutory available remedy in cases of hardship. The uncertainty of the extent and duration of the current global industry downturn requires us to observe that if the fine were to be issued in an amount in excess of our funding capability at that time, and various mitigating actions which the Company has implemented and is planning were to fail, the fine could have a material adverse effect on the financial condition and liquidity of WABCO.

Note 10. Income Taxes

Unrecognized tax benefits at September 30, 2009 amounted to $90.1 million related to the WABCO business and $20.3 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 11 – Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $66.7 million of the unrecognized tax benefits related to the WABCO business are classified as long-term liabilities and $23.4 million are classified as short term liabilities. In addition, $10.3 million of the unrecognized tax benefits related to WABCO’s obligations to tax authorities for Trane’s Bath & Kitchen business are classified as long term liabilities and $9.9 million are classified as short term liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

In conjunction with the Tax Sharing Agreement discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities.

The accompanying September 30, 2009 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of September 30, 2009 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The income tax provision includes certain discrete items which resulted in an additional tax charge of $2.8 million for the nine month period ending September 30, 2009. These items principally relate to recording interest on unrecognized tax benefits, the recognition of a prior year unrecognized tax benefit due to the expiration of a statute of limitations, and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2002.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10 – Income Taxes, the FIN 48 liabilities as of September 30, 2009 include $20.3 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of September 30, 2009, the Company had indemnification liabilities of $41.7 million, of which $31.7 million is classified within long-term liabilities on the balance sheet and $10.0 million is classified within short-term liabilities. During the third quarter of 2009, $41.3 million comprised of approximately $18.3 million of indemnification liabilities and approximately $23.0 million of other tax related liabilities were reversed in the statement of income (in the line indemnifications and other settlements) due to the closing of a tax audit and other settlements, therefore the exposures relating to these liabilities are no longer deemed probable as of September 30, 2009.

Note 12. Streamlining Expenses

During 2008 and the first three quarters of 2009, the Company incurred charges related to streamlining activities consisting of previously announced plant reductions and severance for positions that have been eliminated. The Company accounts for these charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of September 30, 2009 (amounts in millions).

2009 Streamlining Programs
Charges during the first nine months of 2009	$55.5
Payments during the first nine months of 2009	(18.0)

Balance as of September 30, 2009	$37.5

2008 Streamlining Programs
Balance as of December 31, 2008	$26.5
Charges during the first nine months of 2009	—
Payments during the first nine months of 2009	(9.0)

Balance as of September 30, 2009	$17.5

2007 and earlier Streamlining Programs
Balance as of December 31, 2008	$8.8
Charges during the first nine months of 2009	—
Payments during the first nine months of 2009	(3.1)

Balance as of September 30, 2009	$5.7

Total Balance as of September 30, 2009	$60.7

The Company incurred $55.5 million of streamlining expenses during the first nine months of 2009 of which $19.3 million has been charged to selling and administrative expenses and $36.2 million was charged to cost of sales. The Company incurred $11.1 million of streamlining expenses during the first nine months of 2008 of which all is associated with severance relating to 2008 plans with $9.1 million charged to selling and administrative expenses and $2.0 million charged to cost of sales. The Company expended $30.1 million of cash on streamlining activities in the first nine months of 2009. With regard to the existing committed programs approved by the works councils, the Company expects to incur approximately $1 million of expense during the remainder of 2009; however, payments will continue until 2012. Of the balance of $60.7 million, $14.4 million is included in other liabilities and $46.3 million is included in streamlining liabilities as of September 30, 2009.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine months ended September 30, 2009 and 2008 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2009	2008	2008	2009	2009	2008	2008
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$1.9	$0.1	$1.9	$0.1	$5.4	$0.3	$5.8	$0.3
Interest cost on the projected benefit obligation	6.2	0.4	6.4	0.4	17.8	1.2	19.0	1.2
Less assumed return on plan assets	(2.1)	—	(2.2)	—	(6.0)	—	(6.7)	—
Curtailment	—	—	—	—	—	(2.5)	—	—
Amortization of prior service cost	—	—	—	—	—	—	0.1	—
Amortization of net loss	0.3	0.1	0.3	0.1	0.9	0.1	0.9	0.3

Defined benefit plan cost	$6.3	$0.6	$6.4	$0.6	$18.1	$(0.9)	$19.1	$1.8

Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.1	$0.4	$4.2	$0.4	$11.8	$1.2	$12.3	$1.2

The Company expects to contribute $6.7 million to foreign plans in 2009. In the first quarter of 2009, $1.6 million was contributed to foreign plans, in the second quarter of 2009, $1.7 million was contributed to foreign plans, and in the third quarter of 2009, $1.7 million was contributed to foreign plans. There have been no contributions and there are no expected contributions for domestic plans.

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

Concurrent with the sale of the shares in SCL, on June 3, 2009 WABCO purchased additional shares of WABCO-TVS increasing its ownership in WABCO-TVS from 39.2% to 75%. Based upon the trading share price of WABCO-TVS at the time of the transaction, the consideration paid by the Company to acquire the additional 35.8% of WABCO-TVS was $31.6 million. With its outstanding engineering and manufacturing capabilities and local sourcing network, WABCO-TVS designs, manufactures and markets conventional braking products and other related air compression products and systems, directly serving customers locally and internationally through WABCO. Upon WABCO obtaining majority control of WABCO-TVS, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company. In addition, 25% of the results of operations for the same period are accounted for as non-controlling interest in the consolidating statement of income and shareholders’ equity section of the condensed consolidated balance sheet accordingly.

Prior to accounting for the step acquisition, the Company remeasured its investment in WABCO-TVS to fair value, which resulted in a pre-tax loss of $11.5 million. The allocation of the purchase price has been performed based on the fair values of 100% of the assets acquired and liabilities assumed. Although there are no material changes anticipated with the purchase price allocation, the Company has until the end of 2009 to record any adjustments deemed necessary upon finalizing the reporting for this transaction.

The fair value of the WABCO-TVS business identified intangible assets and goodwill as detailed below:

	Fair market value (in millions)	Useful life (in years)
Customer and distribution relationships	12.7	15
TVS brand	0.5	3
Technology (patented and unpatented)	3.3	5-10
In-process research and development	0.8	10
Software	0.1	1
Goodwill	26.7	N/A

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following discussion and analysis addresses changes in sales, gross profit, expenses and pre-tax income for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008. Approximately 92% of WABCO sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income for 2009 compared with 2008 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with accounting principles generally accepted in the United States (“GAAP”), but management analyzes the data in this manner because it is useful to them for understanding the operational performance of the business. Management believes this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency exchange translation are not meant to be a substitute for measurements prepared in conformity with GAAP, or to be considered in isolation.

Third Quarter Results of Operations for 2009 Compared with 2008

(amounts in millions)

	Three months ended September 30,
				Excluding foreign exchange translation
	2009	2008	% change reported	2009 adjusted Amount	% change adjusted
Sales	$382.0	$655.0	(41.7)%	$403.1	(38.5)%
Cost of sales	295.2	480.2	(38.5)%	310.7	(35.3)%

Gross profit	86.8	174.8	(50.3)%	92.4	(47.1)%
Operating expenses	89.8	112.6	(20.2)%	94.7	(15.9)%

Operating (loss) / income	(3.0)	62.2	*	(2.3)	*
Equity income of unconsolidated joint ventures	(1.6)	(5.0)	(68.0)%	(1.6)	(68.0)%
Other non-operating expense, net	(37.4)	0.3	*	(37.4)	*
Interest income, net	(0.2)	(1.8)	(88.9)%	(0.3)	(83.3)%

Income/ (loss) before income taxes	36.2	68.7	(47.3)%	37.0	(46.1)%
Income taxes	0.7	4.0	*	1.4	*

Net income / (loss) including noncontrolling interests	35.5	64.7	(45.1)%	35.6	(45.0)%
Less: net income attributable to noncontrolling interests	1.7	1.0	70.0%	1.8	80.0%

Net income / (loss)	$33.8	$63.7	(46.9)%	$33.8	(46.9)%

*	Percentage change not meaningful

Sales

Sales for the third quarter of 2009 were $382.0 million, a decrease of 41.7% (38.4% excluding foreign currency translation effects) from $655.0 million in 2008, which includes approximately 4% of incremental sales due to the consolidation of WABCO-TVS which was acquired during the second quarter of 2009. The decrease was attributable to the significant decline in commercial vehicle production that was evident in most of our markets. In addition to the deterioration in the end market demand, inventory reductions that continued across most commercial vehicle manufacturers contributed to the production decline. In due course, as it relates to the European market, once inventories have been exhausted, we would expect to see an uptick in production to be more in line with sales. Sales in Europe, our largest market, decreased approximately 51.7% (48.6% excluding foreign currency translation effects), which based on our estimate, was better than European truck production. Sales decreased 17.0% in North America, which was less than the decrease in North American truck production. In Asia sales increased 34.0% (30.5% excluding foreign currency translation effects). The sales increase in Asia included an increase in China sales of 19.0% (18.8% excluding foreign currency translation effects) which was impacted by a higher production of trucks for the domestic markets. However, sales growth in China was less than the increase in production of new commercial vehicles due to the significant decline in trucks produced for export which carry a higher content per vehicle than trucks for the domestic market. The Company currently has two customers from Asia within the top five customers, compared to the prior year, when there were no customers from Asia within the top five. Total aftermarket sales, included in the geographic numbers provided above, decline in the quarter was 13.1% (7.4% excluding foreign currency translation effects), which was impacted by both the Original Equipment Supply channel and the Independent Aftermarket channel experiencing declines due to the decrease in transportation.

In the third quarter of 2009, the global commercial vehicle markets continued the significant decline that began in the latter part of 2008. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will further develop in 2010. However, as it relates to the European market, the reduction of new truck inventory by the OEM’s experienced in 2009 is expected to benefit the Company as production levels will need to increase to meet the level of end market demand of new trucks.

Gross Profit

Gross profit decreased by $88.0 million (a decrease of $82.4 million excluding foreign currency translation effects) in the third quarter of 2009 as compared with the third quarter of 2008. The decrease in gross profit was primarily driven by volume and mix decreases of approximately $52.0 million primarily attributable to the sales decline discussed above, overhead underabsorption, labor and other cost escalations of approximately $24.0 million, as well as higher spending on streamlining programs of approximately $9.5 million and sales price decreases of $8.6 million. A partial offset to gross profit decline came from $15.8 million of materials and conversion productivity, which we consider a significant achievement given the severe sourcing environment and the very difficult market conditions experienced during the quarter. In addition, gross profit was negatively impacted by $4.1 million of foreign currency transaction losses related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured were reported.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $22.8 million ($17.9 million excluding foreign currency translation effects) in the third quarter of 2009 as compared to the third quarter of 2008. The Company’s timely actions in anticipation of a continued market slowdown as well as the efficient execution of related cost cutting efforts was the primary driver of a $20.9 million decrease in operational spending. Additionally, separation costs were reduced by $3.3 million compared to the prior year. These improvements were partially offset by streamlining costs which have increased by $4.8 million compared to the prior year as a result of an additional restructuring program in the third quarter as well as labor and other cost inflation and escalations of approximately $1.5 million.

Streamlining Expenses

The Company incurred $18.6 million of streamlining expenses during the third quarter of 2009 of which $7.6 million has been charged to selling and administrative expenses and $11.0 million was charged to cost of sales. The Company incurred $4.2 million of streamlining expenses during the third quarter of 2008 of which all is associated with severance relating to 2008 plans with $2.7 million charged to selling and administrative expenses and $1.5 million charged to cost of sales.

The Company expended $10.5 million of cash on streamlining activities in the third quarter of 2009. The balance of $60.7 million is included in other liabilities and streamlining liabilities as of September 30, 2009.

Equity Income of Unconsolidated Joint Ventures

Equity income of unconsolidated joint ventures decreased by $3.4 million ($3.4 million excluding foreign currency translation effects) in the third quarter of 2009 as compared to the third quarter of 2008. The decrease was primarily driven by the step acquisition of WABCO-TVS resulting in lower equity income in the current year of $2.6 million from the SCL joint venture. This is due to the fact that upon WABCO obtaining majority control of WABCO-TVS, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company. Although equity income has decreased $2.6 million, the Company has generated approximately $5.2 million of pre-tax income from having acquired the majority of WABCO-TVS, resulting in a net year over year increase to pre-tax income of $2.6 million. WABCO’s income from its South Africa joint venture also decreased $1.7 million when compared to 2008 results.

Other Non-Operating Expenses, Net

Other non-operating expense, net decreased by $37.7 million ($37.7 million excluding foreign currency translation effects) in the third quarter 2009 as compared to the third quarter of 2008. This decrease is primarily driven by the reversal of approximately $41.3 million of indemnification and other settlements in the statement of income due to the closing of a tax audit and other settlements.

Interest Income, Net

Interest income amounted to $0.2 million ($0.3 million excluding foreign currency translation effects) in the third quarter 2009 compared to $1.8 million in the third quarter 2008. The overall decrease in interest income is related to the significant drop in interest rates as a result of the economic crisis.

Income Taxes

The income tax provision for the third quarter of 2009 was $0.7 million on pre-tax income after adjusting for noncontrolling interest of $36.2 million, compared with a provision of $4.0 million on $68.7 million of pre-tax income after adjusting for minority interest in the third quarter of 2008. The tax provision for the third quarter of 2009 is impacted by the limited tax benefits associated with restructuring costs and the negative effect of our European supply chain structure in a year of low profitability. Additionally, the accompanying provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future.

Year to Date Results of Operations for 2009 Compared with 2008

(amounts in millions)

	Nine months ended September 30,
				Excluding foreign exchange translation
	2009	2008	% change reported	2009 adjusted Amount	% change adjusted
Sales	$1,031.9	$2,133.3	(51.6)%	$1,153.6	(45.9)%
Cost of sales	819.4	1,550.2	(47.1)%	916.7	(40.9)%

Gross profit	212.5	583.1	(63.6)%	236.9	(59.4)%
Operating expenses	253.1	352.9	(28.3)%	282.6	(19.9)%

Operating (loss) / income	(40.6)	230.2	*	(45.7)	*
Equity income of unconsolidated joint ventures	(2.1)	(8.1)	(74.1)%	(2.1)	(74.1)%
Other non-operating expense, net	(23.9)	3.0	*	(19.8)	*
Interest income, net	(0.9)	(2.8)	(67.9)%	(1.3)	(53.6)%

(Loss) / income before income taxes	(13.7)	238.1	*	(22.5)	*
Income taxes	3.7	43.4	(91.5)%	4.3	(90.0)%

Net (loss) / income including noncontrolling interests	(17.4)	194.7	*	(26.8)	*
Less: net income attributable to noncontrolling interests	2.5	2.7	(7.4)%	2.7	(0.0)%

Net (loss) / income	$(19.9)	$192.0	*	$(29.5)	*

*	Percentage change not meaningful

Sales

Sales for the first nine months of 2009 were $1,031.9 million, a decrease of 51.6% (45.9% excluding foreign currency translation effects) from $2,133.3 million in 2008. The decrease was attributable to the significant decline in commercial vehicle production that was evident across the world. In addition to the deterioration in the end market demand, inventory reductions across most commercial vehicle manufacturers contributed to the production decline. Sales in Europe, our largest market, decreased approximately 57.3% (51.3% excluding foreign currency translation effects), which based on our estimate, was better than European truck production. Sales decreased 35.3% in North America, which was less than the decrease in North American truck production. In Asia and South America sales decreased 16.1% and 49.5%, respectively (15.4% and 38.4% excluding foreign currency translation effects, respectively). The sales decline in Asia included a decrease in China sales of 13.6% (15.6% excluding foreign currency translation effects) which was impacted by a larger decline in the production of trucks for export, which carry a higher content of WABCO products than trucks produced for the domestic markets, partially offset by an increase of the Company’s compressor product line in the market as well as the increasing penetration of ABS. Total aftermarket sales, included in the geographic numbers provided above, decline in the first nine months was 23.5% (18.9% excluding foreign currency translation effects), which was impacted by both the Original Equipment Supply channel and the Independent Aftermarket channel experiencing due to declines in transportation. Necessary maintenance and the more severe weather conditions than normal in Europe in the earlier part of the year helped the aftermarket sales outperform sales to new truck and bus manufacturers.

In the third quarter of 2009, the global commercial vehicle markets continued the significant decline that began in the latter part of 2008. The uncertainty of the development of the global economy makes it difficult to predict how demand for commercial vehicles will further develop in 2010. However, as it relates to the European market, the reduction of new truck inventory by the OEM’s experienced in 2009 is expected to benefit the Company as production levels will need to increase to meet the level of end market demand of new trucks.

Gross Profit

Gross profit decreased by $370.5 million ($346.2 million excluding foreign currency translation effects) in the first nine months of 2009 as compared with the first nine months of 2008. The decrease in gross profit was primarily driven by volume and mix decreases of approximately $217.0 million primarily attributable to the sales decline discussed above, overhead underabsorption, labor and other cost escalations of approximately $112.6 million, as well as higher spending on streamlining programs of approximately $38.8 million and sales price decreases of $20.6 million. A partial offset to gross profit decline came from $39.2 million of materials and conversion productivity, which we consider a significant achievement given the very difficult market conditions experienced so far in 2009, as well as approximately $3.6 million of foreign currency transaction gains related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured were reported.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $99.7 million ($70.3 million excluding foreign currency translation effects) in the first nine months of 2009 as compared to the first nine months of 2008. The Company’s timely actions in anticipation of a continued market slowdown experienced in the first nine months of 2009 as well as the efficient execution of related cost cutting efforts was the primary driver of a $73.9 million decrease in operational spending. Also, the Company reduced spending on separation costs by $14.6 million, primarily driven by the reversal of tax indemnification liabilities related to the expiration of statute of limitations and closing of tax audits. These improvements were partially offset by spending on streamlining programs of $12.3 million, and labor and other cost inflation and escalations of approximately $5.9 million.

Cost Reduction Programs and Streamlining Expenses

Based on market declines occurring in the fourth quarter of 2008, WABCO commenced a streamlining program on October 28, 2008, which began with a consultative process with works councils and employee representatives globally. The initial intent, as previously disclosed, was to reduce the Company’s global workforce by approximately 1,000 positions. As the Company continued to assess the impacts of the declining market conditions, the Company planned further reductions bringing the estimated total to 1,800 employees. As of September 30, 2009, approximately 1,600 of the 1,800 positions were terminated. This level of reduction in workforce has brought us in line with capacity, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. The intention of these actions was to create sufficient flexibility in production and help to cope with anticipated demand volatility for the remainder of 2009.

The Company also continued its cost reduction program which was put in place during 2008. The Company achieved cost savings of $66 million in operating expenses. This success reflects major progress in containing the costs of our streamlining program, as well as cost reductions across our organization, including flexible work schedules, shortened work weeks in some locations, reductions in discretionary expenses, and our decision to decrease executive and senior management compensation, among other measures.

The Company incurred $55.5 million of streamlining expenses during the first nine months of 2009 of which $19.3 million has been charged to selling and administrative expenses and $36.2 million was charged to cost of sales. The Company incurred $11.1 million of streamlining expenses during the first nine months of 2008 of which all is associated with severance relating to 2008 plans with $9.1 million charged to selling and administrative expenses and $2.0 million charged to cost of sales. The Company expended $30.1 million of cash on streamlining activities in the first nine months of 2009. With regard to the existing committed programs approved by the works councils, the Company expects to incur approximately $1 million of expense during the remainder of 2009.

Equity Income of Unconsolidated Joint Ventures

Equity income of unconsolidated joint ventures decreased $6.0 million ($6.0 million excluding foreign currency translation effects) in the first nine months of 2009 as compared to the first nine months of 2008. The decrease was primarily driven by the step acquisition of WABCO-TVS resulting in lower earnings in the current year of $3.6 million from the SCL joint venture. This is due to the fact that upon WABCO obtaining majority control of WABCO-TVS, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company. Income from the Meritor WABCO joint venture and the South Africa joint venture decreased $0.6 million and $1.8 million, respectively, when compared to 2008 results.

Other Non-Operating Expenses, Net

Other non-operating expense, net decreased by $26.9 million ($22.8 million excluding foreign currency translation effects) in the first nine months 2009 as compared to the first nine months of 2008. This decrease was primarily due to a reversal of approximately $41.3 million of indemnification and other settlements in the statement of income due to the closing of a tax audit and other settlements as well as a recorded gain on the sale of its investment in SCL of $0.7 million. These were partially offset by a remeasurement loss of $11.5 million of the investment in WABCO-TVS recorded prior to the step acquisition. This transaction is further explained in Note 14 – Business Combinations.

Interest Income, Net

Interest income, net decreased by $1.9 million ($1.5 million excluding foreign currency translation effects) to $0.9 million in the first nine months of 2009 compared to $2.8 million in the first nine months of 2008. The overall decrease in interest income is related to the significant drop in interest rates as a result of the economic crisis.

Income Taxes

The income tax provision for the first nine months of 2009 was $3.7 million on a pre-tax loss after adjusting for noncontrolling interest of $13.7 million, compared with a provision of $43.4 million on $238.1 million of pre-tax income after adjusting for minority interest in the first nine months of 2008. The tax provision for the first nine months of 2009 is impacted by the limited tax benefits associated with restructuring costs and the negative effect of our European supply chain structure in a year of low profitability. Additionally, the accompanying provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future.

Liquidity and Capital Resources

Cash Flows for the nine months ended September 30, 2009

Net cash provided by operating activities was $126.4 million for the first nine months of 2009. This compared with net cash provided by operating activities of $245.7 million for the first nine months of 2008.

Although the Company recorded a net loss including noncontrolling interests of $17.4 million for the first nine months of 2009 compared with net income including noncontrolling interests of $194.7 million for the first nine months of 2008, the Company was still able to achieve strong cash flow. The net loss for the first nine months of 2009 included noncash elements such as the fair value adjustment of the noncontrolling interest prior to taking control of WABCO-TVS of $11.5 million, and depreciation and amortization of $63.9 million. In addition, the Company reduced its working capital during 2009. Accounts receivable was reduced by $73.3 million during the first nine months of 2009, primarily driven by a decline in sales volume and a reduction of our past due receivables, resulting in an improvement in days sales outstanding. The Company was also able to successfully reduce inventory levels by $12.5 million in the first nine months of 2009, notwithstanding the increase of inventory during the third quarter which was driven by higher business volumes and increased safety stock. Both impacts were partially offset by a reduction in accounts payable of $8.9 million which was primarily driven by the reduction in inventory.

The change in other accrued liabilities and taxes for the first nine months of 2009 was a decrease of $41.4 million compared to an increase $12.4 million for the first nine months of 2008. In the first nine months of 2008, the Company benefited from an increase in accruals because of higher activities in the first nine months. In the first nine months of 2009, the Company had a reversal of $41.3 million of indemnification and other settlements.

WABCO continued to make contributions to funded pension plans. During the first nine months of 2009, those contributions, and payment of benefits incurred by unfunded plans, totaled $21.5 million. The Company expects to make contributions and payments of approximately $31.0 million to plans in 2009.

Within investing activities, the Company made capital expenditures of $47.3 million in the first nine months of 2009 as compared to capital expenditures of $62.2 million in the first nine months of 2008. The capital expenditures for 2009 include $19.0 million of investments in tooling, $14.7 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $6.2 million in computer software. This compared with $29.9 million of investments in tooling, $27.8 million on plant and equipment, and $4.5 million in computer software during the first nine months of 2008. As a result of the downturn in the economy, the Company implemented controlled spending measures which resulted in capital expenditure reductions versus prior year.

The net cash used by financing activities during the first nine months of 2009 amounted to $96.8 million compared to $48.6 million of net cash provided during the first nine months of 2008.

On March 7, 2008, we entered into an unsecured, 364 day credit agreement with Rabobank for €100.0 million. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility had an expiration date and was repaid on July 30, 2009 in the amount of $156.5 million by a drawdown of the five year revolving credit facility for the same amount.

In November 2007, WABCO entered into a €50 million, 364 day credit agreement with the Bank of Tokyo-Mitsubishi. The Company redeemed the outstanding debt of $63.5 million under the credit agreement which resulted in termination of the credit agreement on February 26, 2009.

As of September 30, 2009, our total third party indebtedness was $177.8 million consisting primarily of $162.0 million of long term debt borrowed under our $800 million 5-year credit facility which is discussed in Note 8 – Debt. Also, subsidiaries in other countries had borrowings from banks totaling $15.8 million which is classified as current liabilities. These loans support local working capital requirements.

The Company paid a quarterly dividend of $4.5 million on March 20, 2009. Given the current state of the commercial vehicle industry and the pending decision by the European Commission on the civil fine discussed in Note 9 - Warranties, Guarantees, Commitments and Contingencies, WABCO has suspended payment of further dividends.

The Company’s Board of Directors had approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During the first nine months of 2009, the Company has not repurchased any shares. At September 30, 2009, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009. Prior to expiration of the authorization, the Company had purchased $276.3 million of shares in past periods. Timing of future purchases will vary depending on financial conditions and other factors. The Company received $0.1 million of option proceeds during the first nine months of 2009.

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

Concurrent with the sale of the shares in SCL, on June 3, 2009 WABCO purchased additional shares of WABCO-TVS increasing its ownership in WABCO-TVS from 39.2% to 75%. Based upon the trading share price of WABCO-TVS at the time of the transaction, the consideration paid by the Company to acquire the additional 35.8% of WABCO-TVS was $31.6 million. With its outstanding engineering and manufacturing capabilities and local sourcing network, WABCO-TVS designs, manufactures and markets conventional braking products and other related air compression products and systems, directly serving customers locally and internationally through WABCO. Upon WABCO obtaining majority control of WABCO-TVS, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company. In addition, 25% of the results of operations for the same period are accounted for as non-controlling interest in the consolidating statement of income statement and shareholders’ equity section of the condensed consolidated balance sheet accordingly.

Prior to accounting for the step acquisition, the Company remeasured its non-controlling equity interest in WABCO-TVS to fair value, which resulted in a pre-tax loss of $11.5 million.

Liquidity with Regard to European Commission Fine

In addition to cash on hand, we have a credit agreement in place designed, in part, to assist us in covering a fine expected to be imposed by the European Commission. Due to the uncertainties surrounding the timing and potential amount of the fine, and the limitations of the amounts we can draw under such credit agreements based on our covenants, as further described below, we cannot make any prediction as to whether or not the funds available under the credit agreements will be sufficient to finance the fine at such time as it becomes due.

The borrowings under our existing credit agreements are limited by covenants (See “Credit Agreements” below for an overview of the covenants). The covenant which is expected to be the most restrictive, based on the current economic downturn, requires that our total net indebtedness not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of September 30, 2009 our trailing four quarters adjusted EBITDA is $118.2 million, which consists of $30.4 million for the third quarter of 2009, $9.1 million for the second quarter of 2009, $18.9 million for the first quarter of 2009 and $59.8 million for the fourth quarter of 2008. Given a net indebtedness of $92.0 million at September 30, 2009, this resulted in an EBITDA covenant ratio of 0.8 to 1. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. We expect that this covenant will limit our ability to borrow under our existing credit agreements in 2009. Thus, we chose not to renew both the one-year facility with ABN AMRO that expired in March 2009 and the one-year facility with Rabobank that expired in July 2009 but rather, we will focus our efforts on obtaining additional sources of liquidity which would not be subject to this EBITDA covenant and complement our $800 million five-year facility. The Company is proactively addressing this matter by pursuing alternative financing arrangements that would not be subject to the EBITDA covenant. As described in more detail in Note 4, Accounts Receivable Financing Facility, the Company’s accounts receivable financing facility was terminated on January 12, 2009 as a result of an event outside of the Company’s control. With regard to replacing this facility, on September 23, 2009, the Company established an accounts receivable financing facility with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility will be €100 million ($146 million at September 30, 2009 exchange rates); however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability under the Facility. The term of the Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the specified Facility covenants. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €44 million. On April 15, 2009, the

Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €15.7 million. Additionally, other potential sources of financing that the Company is considering include but are not limited to the following: (i) factoring of additional accounts receivable balances, (ii) sale-leaseback of certain property, plant and equipment , (iii) supply chain financing, and (iv) obtain a waiver or renegotiate the debt covenants on our existing $800 million five-year credit facility. While there can be no assurance that we will be able to obtain these alternative sources of liquidity, based on our current discussions with other parties we believe that some of these opportunities will contribute, if needed, to our future funding requirements. If a fine in excess of our funding capability were issued, the Company would seek approval from the Commission for alternative payment measures, such as payment in installments, which is available in certain circumstances. We are advised this possibility exists in cases of extreme hardship and substantiated financial difficulties. It is our understanding that it is not in the Commission’s interest, nor is it their intention, to force companies out of business due to fine payments, and we believe that the Commission will be sensitive to the current economic environment. However this outcome cannot be assured due to the degree of discretion inherent in the Commission’s fining and enforcement powers. As a further option, the Company may be able to apply for a court-ordered suspension of its payment obligation to the Court of First Instance, a statutory available remedy in cases of hardship. The uncertainty of the extent and duration of the current global industry downturn requires us to observe that if the fine were to be issued in an amount in excess of our funding capability at that time, and various mitigating actions which the Company has implemented and is planning were to fail, the fine could have a material adverse effect on the financial condition and liquidity of WABCO.

Although our available liquidity is currently adequate for our potential funding needs, future developments and no improvement in the commercial vehicle industry could negatively impact our liquidity, so we are continuing to proactively address potential constraints that may occur in the future.

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our primary bank credit agreement and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter as further described in Note 9— Warranties, Guarantees, Commitments and Contingencies. Up to $100 million under this facility may be used for issuing letters of credit of which $97.2 million was unused as of September 30, 2009, and up to $75 million for same-day borrowings. The balance outstanding on this facility as of September 30, 2009 was $162.0 million. The Company has the possibility to borrow (considering the covenant restrictions discussed below) an additional $635.2 million under this facility. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

On March 7, 2008, we entered into unsecured, 364 day credit agreements with two banks, Rabobank and ABN AMRO, totaling €200.0 million ($291.7 million at September 30, 2009 exchange rates). As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank had an expiration date and was repaid on July 30, 2009 by a drawdown of the five year revolving credit facility. The facility with ABN AMRO was not renewed upon expiration during the first quarter of 2009.

Our credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net debt to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of September 30, 2009, our trailing four quarters adjusted EBITDA is $118.2 million, which consists of $30.4 million for the third quarter of 2009, $9.1 million for the second quarter of 2009, $18.9 million for the first quarter of

2009 and $59.8 million for the fourth quarter of 2008. Given a net indebtedness of $92.0 million at September 30, 2009, this resulted in an EBITDA covenant ratio of 0.8 to 1. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. For additional information relating to the terms of the credit agreement we refer to the Form 8-K filed by Trane on June 5, 2007. As of September 30, 2009, the Company was in compliance with all the covenants contained in these credit agreements.

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

With regard to replacing this facility, on September 23, 2009, the Company established an accounts receivable financing facility (the “Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility will be €100 million ($146 million at September 30, 2009 exchange rates); however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability under the Facility. The term of the Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the specified Facility covenant. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €44 million. On April 15, 2009, the Company entered into a €35 million factoring program in respect to accounts receivable from one of our customers. As of September 30, 2009, the funding that would have been available under this program, if utilized, was approximately €15.7 million.

Cross Currency Swap

The unsecured 364 day €100.0 million credit facility entered into in March 2008 with Rabobank (discussed above under credit agreements), included a requirement to draw down on the facility within a certain time period to avoid termination of the facility. Therefore, the full €100.0 million, or $156.5 million U.S. dollars, was drawn down on July 31, 2008 and used to pay down the five-year $800 million, multi-currency revolving credit facility expiring on July 2012. As a result of the draw down on July 31, 2008, the 364 day €100.0 million credit facility with Rabobank had an expiration date and was repaid on July 30, 2009. In order to avoid foreign currency risk associated with the euro denominated borrowing, the Company entered into a cross currency swap with Rabobank on July 29, 2008, and designated the swap as a fair value hedge of the changes in the fair value of the underlying debt resulting from exchange rate movements between the euro and U.S. dollar. The fair value hedge was highly effective and therefore any volatility resulting from translating the hedged debt into U.S. dollars and the remeasurement of the swap did not have a material impact to our consolidated financial statements. The Company did not renew this cross currency swap, given its decision not to renew the 364 day €100 million credit facility previously entered into with Rabobank.

Streamlining Program Initiated

On October 28, 2008, the Company commenced a consultative process with works councils and employee representatives regarding intended reductions in the Company’s global workforce by approximately 1,000 positions. Based on the continued deterioration in the industry, the Company planned further reductions bringing the estimated total to 1,800 employees. As of September 30, 2009, approximately 1,600 of the 1,800 positions were terminated. In many cases, reductions in workforce can only be effected subject to completion of a formal consultation process with works councils in accordance with applicable local laws. The Company estimates that the streamlining charges and related cash payments associated with this activity will range from $80 million to $85 million. The Company recorded $26 million in the fourth quarter of 2008, of which approximately $21 million related to this program. Additionally $31 million was recorded in the first quarter of 2009, $6 million in the second quarter of 2009 and $19 million in the third quarter of 2009. The Company anticipates annualized savings of approximately $80 million to $90 million. It is anticipated that the principal categories of associated costs would consist of termination and severance costs, costs associated with the provision of job outplacement services, and other employee benefit related costs. In specific countries the streamlining program includes early retirement programs; therefore a large portion of payments will be made after December 31, 2009.

Off-Balance Sheet Arrangements

On April 15, 2009, the Company entered into a €35 million receivable purchasing program in respect to accounts receivable from one of our customers which has not been utilized as of September 30, 2009. Based on the outstanding receivables with this customer as of September 30, 2009, approximately €15.7 million of receivables could have been sold under this program. On September 23, 2009, the Company established an accounts receivable financing facility with Société Générale Bank Nederland N.V (the “Facility”). The maximum funding from receivables that may be sold into the Facility will be €100 million ($146 million at September 30, 2009 exchange rates); however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability under the Facility. The term of the Facility is initially for one year, with the possibility of annual extensions of up to four additional years, assuming the Company and the participating sellers are in compliance with the specified Facility covenant

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2008 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2008.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2009, although the following item has been added to the list of critical accounting policies and estimates:

Goodwill – The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognize in an amount equal to that excess.

The recoverability of goodwill is measured based on one reporting unit for the total Company. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company’s fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill for the nine months ended September 30, 2009.

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

The Company’s Board of Directors has approved expenditures under a program to purchase shares of the Company’s common stock in the open market. There has been no repurchase activity for the first nine months of 2009. The authorization by the Board of Directors on July 27, 2007 approved the purchase of shares in an amount not to exceed $500,000,000 which expired on September 1, 2009.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

November 4, 2009

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
10.1	German Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference)

10.2	Italian Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Automotive Italia SRL, as Italian Seller and Italian Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference)

10.3	French Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Financial Services SPRL, as Seller’s Agent, WABCO France S.A.S., as French Seller, Paris Titrisation, as Management Company, and Société Générale, as Custodian (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference)

10.4	Master Definitions Agreement dated September 23, 2009, among Société Générale Bank Nederland N.V., as Senior Units Subscriber, the Bank or the Purchaser, as applicable, Paris Titrisation, as Management Company acting for the account of FCT Val Duchesse – Titrisation, Société Générale, as the Administrative Agent or Custodian, as applicable, Antalis S.A., WABCO France S.A.S., as French Seller, WABCO Fahrzeugsysteme GmbH, as German Seller, WABCO Automotive Italia SRL, as Italian Seller, WABCO Financial Services SPRL, as Depositor and the Seller’s Agent, and WABCO Europe SPRL, as Insurance Servicer (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference)

10.5	Guarantee and Subordination Agreement dated September 23, 2009, among WABCO Holdings Inc., as Guarantor, Paris Titrisation, as Management Company, Société Générale, as Custodian and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.