Form 10-Q
period 2010-03-31
WABCO Holdings Inc.
filed 2010-05-05
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at April 28, 2010	64,372,375 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2010	2009
Sales	$491.1	$333.9
Cost of sales	350.9	254.2
Streamlining expenses	—	21.5

Gross Profit	140.2	58.2
Costs and expenses:
Selling and administrative expenses	75.5	59.6
Product engineering expenses	20.5	17.8
Streamlining expenses	—	9.4
Other operating expenses, net	1.1	1.4

Operating income / (loss)	43.1	(30.0)
Equity income / (loss) of unconsolidated joint ventures	1.8	(4.8)
Other non-operating (expenses), net	(3.2)	(1.0)
Interest (expense) / income, net	(0.4)	0.4

Income / (loss) before income taxes	41.3	(35.4)
Income taxes	7.6	0.5

Net income / (loss) including noncontrolling interests	33.7	(35.9)
Less: net income attributable to noncontrolling interests	3.0	0.5

Net income / (loss)	$30.7	$(36.4)

Net income / (loss) per common share
Basic	$0.48	$(0.57)
Diluted	$0.47	$(0.57)
Cash dividends per share of common stock	$—	$0.07
Common shares outstanding
Basic	64,184,589	63,983,036
Diluted	65,744,352	63,983,036

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$346.0	$350.2
Accounts receivable, less allowance for doubtful accounts—$8.6 in 2010; $9.3 in 2009	315.7	264.2
Inventories:
Finished products	67.4	66.0
Products in process	6.2	6.0
Raw materials	87.4	83.3
Future income tax benefits	7.5	4.6
Other current assets	44.8	41.4

Total current assets	875.0	815.7
Facilities, less accumulated depreciation	353.3	368.2
Goodwill	377.0	399.4
Capitalized software costs, less accumulated amortization—$156.4 in 2010; $154.5 in 2009	19.8	22.0
Long-term future income tax benefits	55.9	56.2
Investments in unconsolidated joint ventures	12.1	11.1
Patents and intangible assets	21.0	21.7
Other assets	19.6	21.3

TOTAL ASSETS	$1,733.7	$1,715.6

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$2.0	$1.7
Accounts payable	131.0	111.2
Accrued payroll	86.0	68.8
Current portion of warranties	39.4	43.1
Taxes payable	12.1	11.4
Indemnification liabilities	13.1	11.6
Streamlining liabilities	20.7	31.7
Other accrued liabilities	87.6	75.7

Total current liabilities	391.9	355.2
Long-term debt	154.3	154.4
Post-retirement benefits	332.9	355.6
Deferred tax liabilities	27.5	25.8
Long-term indemnification liabilities	26.6	27.9
Long-term income tax liabilities	68.2	69.8
Other liabilities	44.3	48.0

Total liabilities	1,045.7	1,036.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 70,283,216 in 2010; 70,033,252 in 2009; and shares outstanding: 64,329,110 in 2010; 64,077,446 in 2009	0.7	0.7
Capital surplus	596.8	591.5
Treasury stock, at cost: 5,956,806 shares in 2010; 5,956,806 shares in 2009	(276.3)	(276.3)
Retained earnings	316.4	285.7
Accumulated other comprehensive income:
Foreign currency translation adjustments	54.9	88.4
Unrealized losses on benefit plans, net of tax	(47.1)	(49.9)

Total shareholders’ equity	645.4	640.1

Noncontrolling interests	42.6	38.8

Total equity	688.0	678.9

TOTAL LIABILITIES AND EQUITY	$1,733.7	$1,715.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
(Amounts in millions)
Operating activities:
Net income / (loss) including noncontrolling interests	$33.7	$(35.9)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	16.4	15.8
Amortization of capitalized software and other intangibles	4.6	3.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.3)	5.4
Non-cash stock compensation	3.7	2.5
Loss on sale of facilities	0.2	1.0
Changes in assets and liabilities:
Accounts receivable, net	(61.2)	41.3
Inventories	(12.3)	3.4
Accounts payable	23.8	(13.1)
Other accrued liabilities and taxes	31.2	(1.5)
Post-retirement benefits	(0.9)	(0.3)
Other current and long-term assets	(11.5)	2.9
Other long-term liabilities	0.6	8.8

Net cash provided by operating activities	28.0	33.9

Investing activities:
Purchases of property, plant and equipment	(11.2)	(9.4)
Investments in capitalized software	(1.2)	(1.2)

Net cash used in investing activities	(12.4)	(10.6)

Financing activities:
Net borrowings / (repayments) of revolving credit facilities	—	(2.0)
Repayments of long-term debt	(0.1)	—
Net repayments of short-term debt	(0.5)	(59.4)
Dividend payments	—	(4.5)
Proceeds from exercise of stock options	1.6	—

Net cash provided by / (used) in financing activities	1.0	(65.9)

Effect of exchange rate changes on cash and cash equivalents	(20.8)	(24.1)

Net decrease in cash and cash equivalents	(4.2)	(66.7)
Cash and cash equivalents at beginning of period	350.2	392.8

Cash and cash equivalents at end of period	$346.0	$326.1

Cash paid during the period for:
Interest	$0.3	$1.0
Income taxes	$7.6	$2.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE 1. Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively “WABCO” or the “Company”) develop, manufacture and sell advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are braking systems (“ABS” and “EBS”), automated manual transmission controls and air suspension controls for heavy and medium-sized trucks, buses and trailers. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large, and the maturities are short. All majority owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2010.

NOTE 2. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance primarily contained in ASC topic 810, Consolidation (“ASC 810”). The updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. ASC 810 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC topic 810 as of January 1, 2010. The adoption of ASC 810 did not have an impact on the unaudited condensed consolidated financial statements.

In June 2009, the FASB issued guidance primarily contained in ASC topic 860, Transfers and Servicing (“ASC 860”). The updated guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC 860 as of January 1, 2010. The adoption of ASC 860 did not have an impact on the unaudited condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, (“ASU 2010-02”). ASU 2010-02 amends ASC 810 by clarifying the scope of the decrease in ownership provisions of subtopic ASC 810-10. ASU 2010-02 also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-02 as of January 1, 2010. The adoption of ASU 2010-02 did not have an impact on the unaudited condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to improve disclosures regarding fair value measurements by providing additional disclosure requirements and clarifying existing disclosure requirements for fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-06 as of January 1, 2010. As ASU 2010-06 relates specifically to disclosures, the adoption of this standard had no impact on our unaudited condensed consolidated financial condition, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The Company adopted amendments to the Codification resulting from ASU 2010-09 on February 24, 2010. As ASU 2010-09 relates specifically to disclosures, the adoption of this standard had no impact on our unaudited condensed consolidated financial condition, results of operations or cash flows.

NOTE 3. Comprehensive Income / (Loss)

Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three months ended March 31,
	2010	2009
Net income / (loss) including noncontrolling interests	$33.7	$(35.9)
Foreign currency translation effects	(33.5)	(50.7)
Foreign currency translation on benefit plans, net	2.8	0.2

Comprehensive income / (loss) including noncontrolling interests	3.0	(86.4)

Less: Comprehensive income attributable to noncontrolling interests	3.0	0.5

Comprehensive income / (loss)	$—	$(86.9)

NOTE 4. Accounts Receivable Financing Facility

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. On April 14, 2010, the Company sold all relevant receivables which amounted to €46.5 million ($62.4 million at March 31, 2010 exchange rates) into the Receivables Facility. The financial statement impact of the sale of the receivables was immaterial with the exception of an increase in cash and cash equivalents and removing the receivables from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. As of March 31, 2010, although no receivables have been sold into this facility, the funding that would have been available under this program, if utilized, was approximately €22 million ($30 million at March 31, 2010 exchange rates).

NOTE 5. Net Income / (Loss) Per Share

Basic net income / (loss) per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share included 1,559,763 weighted average incremental shares for the three month period ended March 31, 2010. The average number of outstanding shares of common stock used in computing diluted net loss per share included no weighted average incremental shares for the three months ended March 31, 2009 since the impact would be anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. The three month period ended March 31, 2010, excluded 1,397,808 shares due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock during the three month period ended March 31, 2010.

NOTE 6. Capital Stock

Following is a summary of net shares outstanding and shares issued or reacquired during the first three months of 2010.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	121,843	—	121,843
Other shares issued or (reacquired), net	129,821	—	129,821

Balance, March 31, 2010	70,285,916	(5,956,806)	64,329,110

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2010, no shares have been reissued. As of March 31, 2010, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three month period ended March 31, 2010, and 2009 of $3.7 and $2.5 million, respectively, has been included in the condensed consolidated statements of income.

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	555,887	$27.37	$9.76	3,093,981	$11.75	$2.77
RSUs Granted	220,886	$—	$27.37	409,082	$—	$11.75

Total Awards	776,773			3,503,063

In the three months ended March 31, 2010, a total of 555,887 options were granted of which all are exercisable in equal installments over a period of three years. In the three months ended March 31, 2009, a total of 3,093,981 options were granted of which 3,038,084 are exercisable in equal annual installments over a period of three years.

Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2010, a total of 220,886 RSUs were granted of which 210,933 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years. All of the RSUs granted in 2009 vest ratably over a period of three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2010 and 2009.

Assumption	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Risk-free interest rate	2.40%	1.86%
Expected volatility	40.96%	31.6%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.0%	0.8%
Expected dividend yield	1.02%	2.45%

On an annual basis, the Company updates the expected volatility, expected holding period and expected forfeiture rate assumptions used in determination of the Black-Scholes values. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a 24 month period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent two year historical volatility of WABCO and the median most recent three year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant.

NOTE 8. Debt

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. At March 31, 2010, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.7 million was unused as of March 31, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility as of March 31, 2010, was $154.0 million. The Company has the possibility to borrow (subject to the covenant restrictions discussed below) an additional $643.7 million under this facility. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar LIBOR (0.22875% at March 31, 2010) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net debt to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the European Commission investigation matter. As of March 31, 2010, our trailing four quarters adjusted EBITDA is $142.0 million, which consists of $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009, $30.4 million for the third quarter of 2009 and $9.1 million for the second quarter of 2009. As defined in our principal credit facility, our net indebtedness was $65.7 million at March 31, 2010 (comprised of $156.3 million of debt and $9.4 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our total indebtedness of $165.7 million (including guarantees) at March 31, 2010 we had the ability to borrow an incremental $260 million within the covenants of our principal credit facility. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. As of March 31, 2010, the Company was in compliance with all the covenants contained in its credit agreements.

Also, subsidiaries in India, Spain and Brazil had borrowings from banks totaling $2.3 million of which $2.0 million is classified as short term and $0.3 as long term. These loans support local working capital requirements.

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

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2010 and 2009 (amounts in millions).

	Three months ended March 31,
	2010	2009
Balance of warranty costs accrued, beginning of period	$45.8	$57.8
Warranty costs accrued	7.3	4.0
Warranty claims settled	(8.6)	(6.6)
Foreign exchange translation effects	(2.4)	(3.3)

Balance of warranty costs accrued, end of period	$42.1	$51.9

Current portion included in current liabilities	$39.4	$49.8
Long-term warranty liability	$2.7	$2.1

Guarantees and Commitments

The Company has bank guarantees for $9.4 million of which $4.8 million is related to tax litigation, $2.3 million is related to letters of credit and $2.3 million of other items.

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

Litigation

As part of a multi-company investigation commenced in 2004, the former American Standard Companies Inc. (now Trane Inc.) (hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission (the “Commission”) for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against, any fines related to this investigation.

We anticipate that this investigation may result in the imposition of a fine in 2010; however, we are unable to reasonably estimate the likely amount or range of any fine that may result from this matter for the reasons that follow. Under its 2006 Fining Guidelines (the “2006 Guidelines”), the Commission will determine a “basic amount” of the fine by considering the value of the sales of goods to which the infringement related, the gravity of the infringement and its duration. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine, including the determination of the “basic amount,” the evaluation of the aggravating and mitigating circumstances, the availability of leniency and the assessment of the overall deterrent effect of the fine. Due to the specific circumstances, and the factual differences of and with published precedents so far, there is insufficient guidance to allow us to ascertain how the Commission would exercise its discretion in applying the 2006 Guidelines in the present case. If the Commission were to apply the 2006 Guidelines to the allegations as set forth in the Statement of Objections, the fine could be significant depending on whether the breadth of the allegations and the alleged duration of the infringement are maintained. American Standard and its charged European businesses presented defenses to the allegations in the Statement of Objections, as did WABCO Europe BVBA at an oral hearing with the European Commission in November 2007. It is not possible to judge the impact of these defenses on the final outcome. We would be required to pay a fine within three months of the decision, unless we filed an appeal within two months of the decision, in which case we would be required to pay the fine or to provide a bank guarantee for the full amount of the fine plus interest. The appeals process could take as long as five to seven years during which time WABCO would not have access to such funds or would be required to provide a bank guarantee. The Commission or the General Court (previously known as the Court of First Instance) could agree to waive or suspend this requirement for reasons of financial hardship; however, this outcome cannot be assured and will depend on the relevant facts at the time.

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

As of March 31, 2010, the Company had a cash balance of $346.0 million. The Company’s $800 million five-year revolving credit facility is a non-amortizing facility. There is a balance of $154.0 million outstanding under our principal credit facility. Our principal credit facility contains covenants which limit our ability to access the funds available under the facility. Due to current economic conditions, the covenant which is most restrictive requires that our total net indebtedness does not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of March 31, 2010, our trailing four quarters adjusted EBITDA was $142.0 million, which consists of $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009, $30.4 million for the third quarter of 2009 and $9.1 million for the second quarter of 2009. As defined in our principal credit facility, our net indebtedness was $65.7 million at March 31, 2010 (comprised of $156.3 million of debt and $9.4 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our total indebtedness of $165.7 million (including guarantees) at March 31, 2010 we had the ability to borrow an incremental $260 million within the covenants of our principal credit facility.

As described in more detail in Note 4, Accounts Receivable Financing Facility, on September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. On April 14, 2010, the Company sold all relevant receivables which amounted to €46.5 million ($62.4 million at March 31, 2010 exchange rates) into the Receivables Facility. The financial statement impact of the sale of the receivables was immaterial with the exception of an increase in cash and cash equivalents and removing the receivables from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. As of March 31, 2010, although no receivables have been sold into this facility, the funding that would have been available under this program, if utilized, was approximately €22 million ($30 million at March 31, 2010 exchange rates).

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, Tax and Indemnification Liabilities Transferred from Trane to WABCO, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $39.7 million. The unrecognized tax benefits of $58.8 million discussed further within Note 10, Income Taxes, includes $19.8 million of unrecognized tax benefits related to Trane’s Bath & Kitchen business for which WABCO has obligations directly to tax authorities.

Note 10. Income Taxes

Unrecognized tax benefits at March 31, 2010 amounted to $58.8 million related to the WABCO business and $19.8 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 11 – Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $68.2 million of the unrecognized tax benefits related to the WABCO business are classified as long-term liabilities and $10.4 million are classified as short term liabilities. Approximately $9.4 million of these long term unrecognized tax benefits and $10.4 million of the short term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath & Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

The accompanying March 31, 2010 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of March 31, 2010 that it is more likely than not that the losses will not be realizable in the foreseeable future.

The income tax provision includes certain discrete items which resulted in an additional tax benefit of $0.3 million for the three month period ending March 31, 2009. These items principally relate to the accrual of interest on unrecognized tax benefits, the recognition of a prior year unrecognized tax benefit, and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2005.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10 – Income Taxes, the liabilities as of March 31, 2010 include $19.8 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of March 31, 2010, the Company had indemnification liabilities of $39.7 million, of which $26.6 million is classified within long-term liabilities on the balance sheet and $13.1 million is classified within short-term liabilities.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2010 is $22.8 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Note 12. Streamlining Expenses

The Company accounts for streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of March 31, 2010 (amounts in millions).

2009 Streamlining Programs
Balance as of December 31, 2009	$32.3
Charges during the first three months of 2010	—
Payments during the first three months of 2010	(8.9)

Balance as of March 31, 2010	$23.4

2008 and earlier Streamlining Programs
Balance as of December 31, 2009	$19.7
Charges during the first three months of 2010	—
Payments during the first three months of 2010	(2.2)

Balance as of March 31, 2010	$17.5

Total Balance as of March 31, 2010	$40.9

The Company incurred no streamlining expenses, however the Company had a true-up of less than $0.1 million during the first three months of 2010. The Company incurred $30.9 million of streamlining expenses during the first three months of 2009 of which $21.5 million was charged to cost of sales and $9.4 million was charged to selling and administrative expenses. The Company expended $11.1 million of cash on streamlining activities in the first three months of 2010. Of the balance of $40.9 million, $20.2 million is included in other liabilities and $20.7 million is included in streamlining liabilities as of March 31, 2010.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2010 and 2009 (amounts in millions):

	Three Months Ended March 31,
	2010	2010	2009	2009
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.0	$—	$1.7	$0.1
Interest cost on the projected benefit obligation	6.3	0.2	5.6	0.4
Less assumed return on plan assets	(2.0)	—	(1.9)	—
Amortization of net loss	0.5	0.1	0.3	—

Defined benefit plan cost	$6.8	$0.3	$5.7	$0.5

Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.3	$0.2	$3.7	$0.4

The Company expects to contribute $6.6 million to foreign plans in 2010, of which $1.6 million was contributed in the first quarter of 2010. There have been no contributions and there are no expected contributions for domestic plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the first three months of 2010, WABCO noted an initial recovery in global demand for new commercial vehicles as the Company’s sales worldwide increased by 47% (36% excluding foreign currency translation effects) compared with the same period a year ago. As we expected, global market conditions are evolving differently by region, with Asia and South America continuing their particularly significant growth. During the first three months of 2010, WABCO generated two thirds of the Company’s sales growth at original equipment manufacturers in Asia and South America while global aftermarket sales drove 20 percent of first quarter growth and the combination of European and North American original equipment business accounted for the rest of our strong rise in quarterly sales.

WABCO is well established in emerging markets such as China, India and Brazil, and during the first three months of 2010, the Company continued to increase the penetration of new technologies and systems in emerging markets. As a result, we continued to increase the value of WABCO content per vehicle. We also achieved a record quarter of aftermarket revenues worldwide. In the first three months of 2010, WABCO’s sales growth outperformed truck and bus production in every region of the world. We believe that this outstanding result demonstrates that market adoption of WABCO products is continually expanding. It also shows the Company’s ability to develop new sources of aftermarket revenues.

Capitalizing on the Company’s exceptional efforts in 2009, including our significantly reduced cost structure, WABCO transformed major sales growth in the first three months of 2010 into strong profitability. Also in this three month period, WABCO’s Operating System delivered $14.9 million of materials and conversion productivity, with materials productivity representing 5.9% of total materials cost.

Results of Operations

Approximately 92% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income for 2010 compared with 2009 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

First Quarter Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Three months ended March 31,
				Excluding foreign exchange translation
	2010	2009	% change reported	2010 adjusted Amount	% change adjusted
Sales	$491.1	$333.9	47.1%	$454.7	36.2%
Cost of sales	350.9	275.7	27.3%	324.5	17.7%

Gross profit	140.2	58.2	*	130.2	*
Operating expenses	97.1	88.2	10.1%	91.0	3.2%

Operating (loss) / income	43.1	(30.0)	*	39.2	*
Equity income / (loss) of unconsolidated joint ventures	1.8	(4.8)	*	1.8	*
Other non-operating (expense), net	(3.2)	(1.0)	*	(3.2)	*
Interest (expense) / income, net	(0.4)	0.4	*	(0.4)	*

Income/ (loss) before income taxes	41.3	(35.4)	*	37.4	*
Income taxes	7.6	0.5	*	6.9	*

Net income / (loss) including noncontrolling interests	33.7	(35.9)	*	30.5	*
Less: net income attributable to noncontrolling interests	3.0	0.5	*	2.8	*

Net income / (loss)	$30.7	$(36.4)	*	$27.7	*

*	Percentage change not meaningful

Sales

Our sales for the first quarter of 2010 were $491.1 million, an increase of 47.1% (36.2% excluding foreign currency translation effects) from $333.9 million in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in many markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 18.8% (10.8% excluding foreign currency translation effects) for the first quarter of 2010. Total sales increased 40.5% in North America. Total sales in Asia increased 210.7% (193.8% excluding foreign currency translation effects), which included a favorable impact of 105.9% for the first quarter of 2010, resulting from the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009. The sales growth in Asia also included an increase in total China sales of 105.1%, (104.7% excluding foreign currency translation effects), which continued to benefit from a higher production of trucks for the domestic markets. Total sales in South America increased 111.5% (64.5% excluding foreign currency translation effects). Based on our analysis, WABCO’s sales growth for the first quarter of 2010 has nicely outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 37.6% (27.1% excluding foreign currency translation effects and 20.1% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009). The sales in the quarter were at a record level for the aftermarket business, which has benefited from higher fleet utilization rates compared to one year ago and is the leading indicator for the acceleration of recovery to come in Europe and North America.

Gross Profit

Gross profit increased by $82.0 million ($72.0 million excluding foreign currency translation effects). The increase in gross profit was primarily driven by volume and mix increases of approximately $32.9 million. Lower spending on streamlining programs increased gross profit by $21.6 million. The continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $24.2 million in improvements. Partially offsetting these improvements were sales price declines that had a negative impact of $5.7 million, or 1.2% of sales, and labor and other cost escalations of approximately $1.6 million. Also, included in gross profit was approximately $0.6 million of foreign currency transaction gains related mainly to the sale of products in countries (with different currencies) outside of the country where they were manufactured.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $8.9 million ($2.8 million excluding foreign currency translation effects). Operational spending increased by $12.9 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $7.9 million, annual incentive plan expense accrued above our plan targets of $3.2 million, inclusion of India operating expenses of $3.0 million, labor and other cost inflation and escalations of $1.5 million, offset by savings from 2009 cost cutting actions net of new investments of $2.7 million. The above operational spending increase of $12.9 million was partially offset by reduced separation costs of $0.7 million as well as reduced costs associated with streamlining programs of $9.4 million.

Streamlining Expenses

The Company incurred no streamlining expenses, however the Company had a true-up of less than $0.1 million during the first quarter of 2010. The Company incurred $30.9 million of streamlining expenses during the first quarter of 2009 of which $9.4 million was charged to selling and administrative expenses and $21.5 million was charged to cost of sales. The Company expended $11.1 million of cash on streamlining activities in the first quarter of 2010.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $6.6 million to $1.8 million in 2010 as compared to a loss of $4.8 million in 2009. The increase was primarily driven by WABCO’s former Indian joint venture, Sundaram-Clayton Ltd. (“SCL”) for which WABCO had to recognize a loss in the first quarter of 2009 of $4.9 million, primarily driven by the joint venture’s motorcycle activities in Indonesia and its consumer financing division. Income from the Meritor WABCO joint venture increased $1.6 million and income from the South Africa joint venture increased $0.1 million, when compared to 2009 results.

Other Non-Operating Expenses, Net

Other non-operating expense, net increased by $2.2 million ($2.2 million excluding foreign currency translation effects) for 2010 as compared to 2009. This increase is due to a tax related indemnification charge and interest, all of which is classified as separation related costs.

Interest (Expense) / Income, Net

Net interest (expense) / income decreased by $0.8 million ($0.8 million excluding foreign currency translation effects) to $0.4 million of expense in 2010 compared to $0.4 million of income in 2009. The overall decrease in interest income is the net impact from changing interest rates on our debt and investments as well as fees paid in the first quarter of 2010 associated with a new facility entered into during September 2009.

Income Taxes

The income tax provision for the first quarter of 2010 was $7.6 million on pre-tax income of $41.3 million before adjusting for noncontrolling interest, compared with a provision of $0.5 million on $35.4 million of pre-tax loss before adjusting for noncontrolling interest in the first quarter of 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, losses in certain foreign jurisdictions with no benefit and the accrual of interest on uncertain tax positions, partially offset by benefits from certain foreign tax planning and the remeasurement of an uncertain tax position.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $2.5 million ($2.3 million excluding foreign currency translation effects) to $3.0 million in 2010. The increase is primarily due to WABCO obtaining majority control of WABCO-TVS, which is 75% owned by the Company. Upon obtaining control, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company while the 25% that is not owned by WABCO is now included in the net income attributable to noncontrolling interests. In prior year, the results of WABCO-TVS were accounted for under the equity method.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2010

Net cash provided by operating activities was $28.0 million for the first three months of 2010. This compared with net cash provided by operating activities of $33.9 million for the first three months of 2009.

The Company recorded net income including noncontrolling interests of $33.7 million for the first three months of 2010 compared with a net loss including noncontrolling interests of $35.9 million for the first three months of 2009. The net income for the first three months of 2010 included noncash elements such as depreciation and amortization of $21.0 million. While in the first quarter of 2009 our working capital decreased due to a reduction in business volume, during the first quarter of 2010, the working capital has increased as a result of the initial recovery seen in the commercial vehicle industry. The increase in working capital was primarily driven by increased levels of accounts receivable and inventory which were partially offset by accounts payable. Additionally, our days of sales outstanding has continued to decrease and inventory turns have increased during the first quarter.

The change in other accrued liabilities and taxes and other assets and liabilities for the first three months of 2010 was an increase of $20.3 million compared to an increase of $10.2 million for the first three months of 2009. The major drivers of this change were indemnification and other tax related items as well as payroll items related to the reinstatement of our annual incentive plan, partially offset by a reduction in streamlining payments.

Within investing activities, the Company made capital expenditures of $12.4 million in the first three months of 2010 as compared to capital expenditures of $10.6 million in the first three months of 2009. The capital expenditures for 2010 include $6.2 million of investments in tooling, $5.0 million on plant and equipment and $1.2 million in computer software. This compared with $5.8 million of investments in tooling, $3.6 million on plant and equipment, and $1.2 million in computer software during the first three months of 2009.

The net cash provided by financing activities during the first three months of 2010 amounted to $1.0 million compared to net cash used by financing activities of $65.9 million during the first three months of 2009. The increase in cash flow from financing activities is primarily due to the repayment of short-term debt during the first quarter of 2009.

As of March 31, 2010, our total third party debt was $156.3 million consisting primarily of $154.0 million of long term debt borrowed under our $800 million 5-year credit facility which is discussed in Note 8, Debt. Also, subsidiaries in other countries had borrowings from banks totaling $2.3 million of which $2.0 million is classified as short term and $0.3 million as long term. These loans support local working capital requirements.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, receivable financing facilities and the use of operating leases.

Credit Agreements

On May 31, 2007, we entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have been used to fund historical repurchases of our shares, pay historical quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay a fine or provide a bank guarantee that may be required pursuant to a decision relating to the European Commission (the “Commission”) investigation matter. Up to $100 million under this facility may be used for issuing letters of credit of which $97.7 million was unused as of March 31, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility on March 31, 2010 was $154.0 million. The Company has the ability to borrow (subject to the covenant restrictions discussed below) an additional $643.7 million under this facility. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require us to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents) after giving effect to any payment of a fine or any provision of a bank guarantee that may be required pursuant to a decision relating to the Commission investigation matter. As of March 31, 2010, our trailing four quarters adjusted EBITDA is $142.0 million, which consists of $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009, $30.4 million for the third quarter of 2009 and $9.1 million for the second quarter of 2009. As defined in our principal credit facility, our net indebtedness was $65.7 million at March 31, 2010 (comprised of $156.3 million of debt and $9.4 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our total indebtedness of $165.7 million (including guarantees) at March 31, 2010 we had the ability to borrow an incremental $260 million within the covenants of our principal credit facility. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. For additional information relating to the terms of the credit agreement we refer to the Form 8-K filed by Trane on June 5, 2007. As of March 31, 2010, the Company was in compliance with all of its borrowing covenants.

Liquidity with Regard to European Commission Fine

In addition to cash on hand, we have a credit agreement in place designed, in part, to assist us in covering a fine expected to be imposed by the Commission. Due to the uncertainties surrounding the timing and potential amount of the fine, and the limitations of the amounts we can draw under such credit agreements based on our covenants, as further described below, we cannot make any prediction as to whether or not the funds available under the credit agreements will be sufficient to finance the fine at such time as it becomes due.

The borrowings under our principal credit facility are limited by covenants (See “Credit Agreements” above for an overview of the covenants). The covenant which is most restrictive, based on current economic conditions, requires that our total net indebtedness does not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of March 31, 2010 our trailing four quarters adjusted EBITDA is $142.0 million, which consists of $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009, $30.4 million for the third quarter of 2009 and $9.1 million for the second quarter of 2009. As defined in our principal credit facility, our net indebtedness was $65.7 million at March 31, 2010 (comprised of $156.3 million of debt and $9.4 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our total indebtedness of $165.7 million (including guarantees) at March 31, 2010 we had the ability to borrow an incremental $260 million within the covenants of our principal credit facility. Prior quarter amounts were adjusted on a pro-forma basis to retroactively reflect the sale of Sundaram Clayton Ltd. and the additional investment in WABCO-TVS Ltd. We expect that this covenant will continue to limit our ability to borrow under our principal credit facility.

As described in Note 4, Accounts Receivable Financing Facility, the Company’s accounts receivable financing facility that was put in place in 2008 was terminated on January 12, 2009 as a result of an event outside of the Company’s control. On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. On April 14, 2010, the Company sold all relevant receivables which amounted to €46.5 million ($62.4 million at March 31, 2010 exchange rates) into the Receivables Facility. The financial statement impact of the sale of the receivables was immaterial with the exception an increase in cash and cash equivalents and of removing the receivables from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. As of March 31, 2010, although no receivables have been sold into this facility, the funding that would have been available under this program, if utilized, was approximately €22 million ($30 million at March 31, 2010 exchange rates).

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

Off-Balance Sheet Arrangements

As discussed above, the Company has the ability to use its accounts receivable financing facilities as one of several means to manage its liquidity. Under the terms of the receivables financing facility that we entered into with Societe Generale, discussed further below, we have the ability to sell our accounts receivable directly to Societe Generale. As of March 31 2010, we had not sold any accounts receivable to our receivables financing facility. On April 14, 2010, the Company sold all relevant receivables which amounted to €46.5 million ($62.4 million at March 31, 2010 exchange rates) into the Receivables Facility.

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. On April 14, 2010, the Company sold all relevant receivables which amounted to €46.5 million ($62.4 million at March 31, 2010 exchange rates) into the Receivables Facility. The financial statement impact of the sale of the receivables was immaterial with the exception of an increase in cash and cash equivalents and removing the receivables from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. As of March 31, 2010, although no receivables have been sold into this facility, the funding that would have been available under this program, if utilized, was approximately €22 million ($30 million at March 31, 2010 exchange rates).

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2009 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2009.

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities, including those associated with litigation matters and government investigations;

•	the amount of the fine assessed by the Commission and our ability to fund the payment of the fine;

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	continued turmoil and instability in the credit markets;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations; and

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2009 made in the Company’s Annual Report on Form 10-K.

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

These are further described in Note 9, Warranties, Guarantees, Commitments and Contingencies. There have been no significant changes since December 31, 2009.

Item 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

The Company’s Board of Directors had approved expenditures under a program to purchase shares of the Company’s common stock in the open market. There has been no repurchase activity during 2010. The authorization by the Board of Directors on July 27, 2007, approved the purchase of shares in an amount not to exceed $500,000,000 and expired on September 1, 2009.

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

May 5, 2010

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