Form 10-Q
period 2010-06-30
WABCO Holdings Inc.
filed 2010-07-28
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at July 22, 2010	64,427,105 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

Six months ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2010	2009	2010	2009
Sales	$512.3	$316.0	$1,003.3	$649.9
Cost of sales	362.5	244.8	713.5	499.0
Streamlining expenses	0.5	3.7	0.4	25.2

Gross Profit	149.3	67.5	289.4	125.7
Costs and expenses:
Selling and administrative expenses	75.4	58.6	150.9	118.2
Product engineering expenses	20.2	20.1	40.7	37.9
Streamlining expenses	0.8	2.4	0.8	11.8
Other operating expense / (income), net	2.8	(6.0)	3.7	(4.6)

Operating income / (loss)	50.1	(7.6)	93.3	(37.6)
European Commission fine indemnification	(400.4)	—	(400.4)	—
Equity income of unconsolidated joint ventures, net	1.9	5.3	3.7	0.5
Other non-operating expense, net	(1.6)	(0.5)	(4.9)	(1.4)
Fair value adjustment / (charge) of the noncontrolling interest prior to taking control	—	(12.1)	—	(12.1)
Interest (expense) / income, net	(0.3)	0.3	(0.7)	0.7

Loss before income taxes	(350.3)	(14.6)	(309.0)	(49.9)
Income taxes	12.1	2.4	19.8	3.0

Net loss including noncontrolling interests	(362.4)	(17.0)	(328.8)	(52.9)
Less: net income attributable to noncontrolling interests	3.0	0.4	5.9	0.8

Net loss	$(365.4)	$(17.4)	$(334.7)	$(53.7)

Net loss per common share
Basic	$(5.68)	$(0.27)	$(5.21)	$(0.84)
Diluted	$(5.68)	$(0.27)	$(5.21)	$(0.84)
Cash dividends per share of common stock	$—	$—	$—	$0.07
Common shares outstanding
Basic	64,386,231	64,003,281	64,285,410	63,993,159
Diluted	64,386,231	64,003,281	64,285,410	63,993,159

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$379.5	$350.2
Accounts receivable, less allowance for doubtful accounts of $7.6 in 2010 and $9.3 in 2009	256.2	264.2
Inventories:
Finished products	71.1	66.0
Products in process	4.4	6.0
Raw materials	83.8	83.3
Future income tax benefits	10.6	4.6
Other current assets	71.7	41.4

Total current assets	877.3	815.7
Facilities, less accumulated depreciation	323.8	368.2
Goodwill	345.2	399.4
Capitalized software costs, less accumulated amortization of $158.1 in 2010 and $154.5 in 2009	18.3	22.0
Long-term future income tax benefits	56.1	56.2
Investments in unconsolidated joint ventures	12.2	11.1
Patents and intangible assets	19.4	21.7
Other assets	20.2	21.3

TOTAL ASSETS	$1,672.5	$1,715.6

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$0.6	$1.7
Accounts payable	132.5	111.2
Accrued payroll	92.0	68.8
Current portion of warranties	37.8	43.1
Taxes payable	10.2	11.4
Indemnification and other separation related liabilities	409.9	11.6
Streamlining liabilities	15.0	31.7
Other accrued liabilities	95.7	75.7

Total current liabilities	793.7	355.2
Long-term debt	144.2	154.4
Post-retirement benefits	303.3	355.6
Deferred tax liabilities	26.0	25.8
Long-term indemnification liabilities	24.6	27.9
Long-term income tax liabilities	67.0	69.8
Other liabilities	41.2	48.0

Total liabilities	1,400.0	1,036.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 70,375,640 in 2010; 70,033,252 in 2009; and shares outstanding: 64,418,834 in 2010; 64,077,446 in 2009	0.7	0.7
Capital surplus	601.5	591.5
Treasury stock, at cost: 5,956,806 shares in 2010; 5,956,806 shares in 2009	(276.3)	(276.3)
Retained (deficit) / earnings	(49.0)	285.7
Accumulated other comprehensive income:
Foreign currency translation adjustments	(1.8)	88.4
Unrealized losses on benefit plans, net of tax	(45.5)	(49.9)

Total shareholders’ equity	229.6	640.1

Noncontrolling interests	42.9	38.8

Total equity	272.5	678.9

TOTAL LIABILITIES AND EQUITY	$1,672.5	$1,715.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2009
(Amounts in millions)
Operating activities:
Net loss including noncontrolling interests	$(328.8)	$(52.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32.7	33.0
Amortization of capitalized software and other intangibles	8.8	9.9
Fair value adjustment of the noncontrolling interest prior to taking control	—	12.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.4)	2.0
Non-cash stock compensation	7.1	5.5
Loss on sale of facilities	0.4	1.4
Gain on divestitures	—	0.8
European Commission fine indemnification	400.4	—
Changes in assets and liabilities:
Accounts receivable, net	(14.3)	82.4
Inventories	(20.7)	25.2
Accounts payable	32.2	(17.7)
Other accrued liabilities and taxes	54.4	(11.0)
Post-retirement benefits	(0.9)	(3.4)
Other current and long-term assets	(54.0)	3.9
Other long-term liabilities	0.7	3.8

Net cash provided by operating activities	117.6	95.0

Investing activities:
Purchases of property, plant and equipment	(23.9)	(22.9)
Investments in capitalized software	(3.0)	(5.4)
(Acquisitions) / divestitures, net	—	(7.4)

Net cash used in investing activities	(26.9)	(35.7)

Financing activities:
Net repayments of revolving credit facilities	(10.0)	(23.0)
Repayments of long-term debt	(0.2)	—
Net repayments of short-term debt	(1.9)	(50.4)
Dividend payments	—	(4.5)
Dividends to noncontrolling interest holders	(1.8)	—
Proceeds from exercise of stock options	2.9	—

Net cash used in financing activities	(11.0)	(77.9)

Effect of exchange rate changes on cash and cash equivalents	(50.3)	(1.6)

Net increase / (decrease) in cash and cash equivalents	29.4	(20.2)
Cash and cash equivalents at beginning of period	350.2	392.8

Cash and cash equivalents at end of period	$379.5	$372.6

Cash paid / (received) during the period for:
Interest	$0.4	$1.7
Income taxes	$25.2	$(8.9)

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large, and the maturities are short. All majority owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2010.

NOTE 2. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance primarily contained in ASC topic 810, Consolidation (“ASC 810”). The updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. ASC 810 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC topic 810 as of January 1, 2010. The adoption of ASC 810 did not have an impact on the condensed consolidated financial statements.

In June 2009, the FASB issued guidance primarily contained in ASC topic 860, Transfers and Servicing (“ASC 860”). The updated guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC 860 as of January 1, 2010. The adoption of ASC 860 did not have an impact on the condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, (“ASU 2010-02”). ASU 2010-02 amends ASC 810 by clarifying the scope of the decrease in ownership provisions of subtopic ASC 810-10. ASU 2010-02 also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-02 as of January 1, 2010. The adoption of ASU 2010-02 did not have an impact on the condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to improve disclosures regarding fair value measurements by providing additional disclosure requirements and clarifying existing disclosure requirements for fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-06 as of January 1, 2010. As ASU 2010-06 relates specifically to disclosures, the adoption of this standard had no impact on our condensed consolidated financial condition, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The Company adopted amendments to the Codification resulting from ASU 2010-09 on February 24, 2010. As ASU 2010-09 relates specifically to disclosures, the adoption of this standard had no impact on our condensed consolidated financial condition, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on our condensed consolidated financial statements.

NOTE 3. Comprehensive Income / (Loss)

Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss including noncontrolling interests	$(365.4)	$(17.0)	$(334.7)	$(52.9)
Foreign currency translation effects	(56.7)	59.6	(90.2)	8.9
Foreign currency translation on benefit plans, net	1.6	(2.7)	4.4	(2.5)

Comprehensive (loss) / income including noncontrolling interests	(420.5)	39.9	(420.5)	(46.5)

Less: Comprehensive income attributable to noncontrolling interests	3.0	0.4	5.9	0.8

Comprehensive (loss) / income	$(423.5)	$39.5	$(426.4)	$(47.3)

NOTE 4. Accounts Receivable Financing Facility

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company intends to extend the Receivables Facility in September 2010. As of June 30, 2010, the Company has sold all relevant receivables which amounted to €61 million ($74.3 million at June 30, 2010 exchange rates) into the Receivables Facility. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. As a result of the sale, accounts receivable decreased by $74.3 million, cash and cash equivalents increased by $50.5 million, and the remaining amount of restricted cash of $23.8 million which remains with Société Générale Bank Nederland N.V, has been included in the balance sheet as other current assets.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers which we have not utilized.

NOTE 5. Net Loss Per Share

Basic net loss per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net loss per share included no weighted average incremental shares for the three and six months ended June 30, 2009 and 2010 since the impact would be anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. For the three and six month periods ended June 30, 2009 and 2010, no shares were excluded due to their anti-dilutive effect. Anti-dilutive options represent those options whose exercise price was greater than the average price of the Company’s common stock.

NOTE 6. Capital Stock

Following is a summary of net shares outstanding and shares issued or reacquired during the first six months of 2010.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	210,520	—	210,520
Shares issued upon vesting of RSUs	130,868	—	130,868

Balance, June 30, 2010	70,375,640	(5,956,806)	64,418,834

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2010, no shares have been reissued. As of June 30, 2010, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2010, and 2009 of $3.4 and $3.0 million, and $7.1 million and $5.5 million, respectively, has been included in the condensed consolidated statements of income.

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	557,486	$27.37	$9.76	3,122,647	$11.77	$2.76
RSUs Granted	222,029	$—	$27.37	411,799	$—	$11.77

Total Awards	779,515			3,534,446

In the six months ended June 30, 2010, a total of 557,486 options were granted of which all are exercisable in equal installments over a period of three years. In the six months ended June 30, 2009, a total of 3,122,647 options were granted of which 3,066,750 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2010, a total of 222,029 RSUs were granted of which 212,076 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years. All of the RSUs granted in 2009 vest ratably over a period of three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the three month periods ended June 30, 2010 and 2009.

Assumption	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Risk-free interest rate	2.40%	1.85%
Expected volatility	40.96%	31.60%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.0%	0.8%
Expected dividend yield	1.02%	2.44%

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

NOTE 8. Debt

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. At June 30, 2010, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.7 million was unused as of June 30, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility as of June 30, 2010, was $144.0 million in addition to $2.3 million of letters of credit. The Company has the possibility to borrow (subject to the covenant restrictions discussed below) an additional $653.7 million under this facility. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar LIBOR (0.34844% at June 30, 2010) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of June 30, 2010, our trailing four quarters adjusted EBITDA is $202.7 million, which consists of $69.8 million for the second quarter of 2010, $56.1 million for the first quarter of 2010,

$46.4 million for the fourth quarter of 2009 and $30.4 million for the third quarter of 2009. As defined in our principal credit facility, our net indebtedness was $53.5 million at June 30, 2010 (comprised of $144.8 million of debt and $8.7 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.3 to 1. Given our total indebtedness of $153.5 million (including guarantees) at June 30, 2010 we had the ability to borrow approximately an incremental $455 million within the covenants of our principal credit facility. This available amount is prior to the expected additional drawdown to fund the European Commission fine in the third quarter of 2010, as discussed in Note 9. Warranties, Guarantees, Commitments and Contingencies below.

Also, subsidiaries in India, Spain and Brazil had borrowings from banks totaling $0.8 million which support local working capital requirements.

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

Following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2010 and 2009 (amounts in millions).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance of warranty costs accrued, beginning of period	$42.1	$51.9	$45.8	$57.8
Warranty costs accrued	7.7	3.8	15.0	7.8
Warranty claims settled	(6.1)	(11.4)	(14.7)	(18.0)
Foreign exchange translation effects	(3.1)	3.0	(5.5)	(0.3)

Balance of warranty costs accrued, end of period	$40.6	$47.3	$40.6	$47.3

Current portion included in current liabilities	$37.8	$45.2	$37.8	$45.2
Long-term warranty liability	$2.8	$2.1	$2.8	$2.1

Guarantees and Commitments

The Company has bank guarantees for $8.7 million of which $4.2 million is related to tax litigation, $2.3 million is related to letters of credit and $2.2 million of other items.

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

Litigation

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326 million in fines, or approximately $400 million (the “EC fine”), on the former American Standard Companies Inc. (now Trane Inc. hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of

European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane in 2007, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

Under the Indemnification and Cooperation Agreement, WABCO is required to pay the fine amount into escrow by August 30, 2010. Our cash on hand ($379.5 million) and the available borrowing capacity under our existing five-year revolving credit agreement ($455 million) provide ample liquidity to satisfy the obligation under the Indemnification and Cooperation Agreement as well as fund our operations and future growth opportunities. Our liquidity position provides us the ability to decide how much cash and additional borrowing we will utilize in order to fund the fine. We also believe that we have strong grounds to request judicial review of the decision and are currently reviewing all of the elements of the case before we make a final decision on whether to appeal. The Company has until September 9, 2010 to submit its appeal to the General Court of the European Union, which is the first level of review. A decision at this level should take between two to four years, during which time WABCO would not have access to any remitted funds.

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, Tax and Indemnification Liabilities Transferred from Trane to WABCO, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $37.1 million.

Note 10. Income Taxes

Unrecognized tax benefits at June 30, 2010 amounted to $58.2 million related to the WABCO business and $19.1 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 11 – Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $66.9 million of the unrecognized tax benefits related to the WABCO business are classified as long-term liabilities and $10.4 million are classified as short term liabilities. Approximately $8.7 million of these long term unrecognized tax benefits and $10.4 million of the short term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath & Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

The accompanying June 30, 2010 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of June 30, 2010 that it is more likely than not that the losses will not be realizable in the foreseeable future. These foreign tax losses include any tax deduction for the indemnification obligation relating to the European Commission fine of approximately $400 million.

The income tax provision includes certain discrete items which resulted in an additional tax benefit of $0.8 million and $0.5 million for the three and six month periods ending June 30, 2010. These items principally relate to the accrual of interest on unrecognized tax benefits, the recognition of a prior year unrecognized tax benefit, and changes in estimated tax liabilities associated with the filing of various foreign income tax returns for prior years.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2005.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10 – Income Taxes, the liabilities as of June 30, 2010 include $19.1 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of June 30, 2010, the Company had indemnification liabilities of $37.1 million, of which $24.6 million is classified within long-term liabilities on the balance sheet and $12.5 million is classified within short-term liabilities.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2010 is $22.7 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Note 12. Streamlining Expenses

The Company accounts for streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. The following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of June 30, 2010 (amounts in millions).

2010 Streamlining Programs
Charges during the first six months of 2010	$1.2
Payments during the first six months of 2010	(0.3)

Balance as of June 30, 2010	$0.9

2009 Streamlining Programs
Balance as of December 31, 2009	$32.3
Charges during the first six months of 2010	—
Payments during the first six months of 2010	(12.9)

Balance as of June 30, 2010	$19.4

2008 and earlier Streamlining Programs
Balance as of December 31, 2009	$19.7
Charges during the first six months of 2010	—
Payments during the first six months of 2010	(4.3)

Balance as of June 30, 2010	$15.4

Total Balance as of June 30, 2010	$35.7

The Company incurred $1.2 million of streamlining expenses during the first six months of 2010 of which $0.4 million was charged to cost of sales and $0.8 million was charged to selling and administrative expenses. The Company incurred $37.0 million of streamlining expenses during the first six months of 2009 of which $25.2 million was charged to cost of sales and $11.8 million was charged to selling and administrative expenses. The Company expended $17.5 million of cash on streamlining activities in the first six months of 2010. Of the balance of $35.7 million, $20.7 million is included in other liabilities and $15.0 million is included in streamlining liabilities as of June 30, 2010.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six months ended June 30, 2010 and 2009 (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2010	2009	2009	2010	2010	2009	2009
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$1.8	$—	$1.8	$0.1	$3.8	$	$3.5	$0.2
Interest cost on the projected benefit obligation	6.0	0.2	5.9	0.4	12.3	0.4	11.6	0.8
Less assumed return on plan assets	(2.0)	—	(2.0)	—	(4.0)	—	(3.9)	—
Curtailment	—	—	—	(2.5)	—	—	—	(2.5)
Amortization of net loss	0.6	0.1	0.3	—	1.1	0.2	0.6	0.1

Defined benefit plan cost / (income)	$6.4	$0.3	$6.0	$(2.0)	$13.2	$0.6	$11.8	$(1.4)

Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.0	$0.2	$3.9	$0.4	$8.3	$0.4	$7.6	$0.8

The Company expects to contribute $6.3 million to foreign plans in 2010, of which $1.6 million was contributed in the first quarter of 2010 and $1.6 million was contributed in the second quarter of 2010. There have been no contributions and there are no expected contributions for domestic plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the second quarter of 2010, WABCO noted a gain in momentum for the recovery of the commercial vehicle industry globally. We also noted that truck inventory in Europe has returned to normal levels, and as a result, production has now started to fully reflect demand for new commercial vehicles. The Company’s sales worldwide in the second quarter of 2010 increased by 62% (65% excluding foreign currency translation effects) compared with the same period a year ago. WABCO’s sales growth continued to outperform truck and bus production in every region of the world during the second quarter of 2010.

As expected, market conditions continue to evolve differently by country, with China, India and Brazil accounting for 70% of the world’s truck and bus production in the second quarter of 2010. WABCO is well established in emerging markets such as China, India and Brazil, and during the second quarter of 2010, the Company continued to increase the penetration of new technologies and systems in emerging markets. As a result, we continued to increase the value of WABCO content per vehicle.

As disclosed on June 23, 2010, the European Commission has assessed a €326 million civil fine ($400.4 million) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe. The fine is the result of the Commission’s previously disclosed investigation of alleged anticompetitive practices prior to 2004 by numerous European bathroom fixtures and fittings companies, including those which were part of American Standard’s European operations. WABCO has never manufactured or marketed any of the products that are the subject of this investigation and no one from WABCO had any involvement with the matter. However, as previously disclosed, WABCO is obliged to indemnify American Standard Companies Inc., now known as Trane Inc., and the Ideal Standard entities involved in the Commission’s investigation against any fine related to this investigation. WABCO can pay this fine using its existing cash balances and available credit lines. However, WABCO believes that this fine is excessive and also believes that the Company has strong grounds to appeal. Importantly, the Commission’s decision lifts uncertainty for WABCO and the Company can now fully address its growth opportunities.

As announced on July 20, 2010, WABCO has formed WABCO Reman Solutions, a new business to remanufacture (refurbish) components for commercial and passenger vehicles that will initially serve customers in Europe and North America while expanding into Asia in due course. This new operation creates an opportunity for growth in the Company’s aftermarket business as WABCO targets new revenues in the rapidly expanding market for high quality, environmentally friendly, remanufactured electronic, mechatronic and mechanical components.

Capitalizing on our exceptional efforts in 2009, including our significantly reduced cost structure, WABCO continued to transform major sales growth in the second quarter of 2010 into strong profitability. Also in this three month period, WABCO’s Operating System continued to generate the necessary flexibility to adapt to fast changing markets while still delivering $16.3 million of materials and conversion productivity, with materials productivity representing 4.4% of total materials cost.

Results of Operations

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

Second Quarter Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Three months ended June 30,
				Excluding foreign exchange translation(a)
	2010	2009	% change reported	2010 adjusted Amount	% change adjusted
Sales	$512.3	$316.0	62.1%	$520.4	64.7%
Cost of sales	363.0	248.5	46.1%	367.5	47.9%

Gross profit	149.3	67.5	*	152.9	*
Operating expenses	99.2	75.1	32.1%	103.0	37.2%

Operating (loss) / income	50.1	(7.6)	*	49.9	*
Equity income / (loss) of unconsolidated joint ventures	1.9	5.3	(64.2)%	1.8	(66.0)%
Other non-operating (expense), net	(402.0)	(12.6)	*	(462.1)	*
Interest (expense) / income, net	(0.3)	0.3	*	(0.3)	*

Income/ (loss) before income taxes	(350.3)	(14.6)	*	(410.7)	*
Income taxes	12.1	2.4	*	10.9	*

Net income / (loss) including noncontrolling interests	(362.4)	(17.0)	*	(421.6)	*
Less: net income attributable to noncontrolling interests	3.0	0.4	*	2.9	*

Net income / (loss)	$(365.4)	$(17.4)	*	$(424.5)	*

* Percentage change not meaningful (a) The foreign currency translation adjustment was calculated using the average exchange rate for the 3 month period ending June 30, 2010.

Sales

Our sales for the second quarter of 2010 were $512.3 million, an increase of 62.1% (64.7% excluding foreign currency translation effects and 56.0% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009) from $316.0 million in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in many markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 42.1% (50.1% excluding foreign currency translation effects) for the second quarter of 2010. Total sales increased 65.4% in North America. Total sales in Asia increased 136.0% (126.7% excluding foreign currency translation effects). The sales growth in Asia also included an increase in total China sales of 87.5%, (87.4% excluding foreign currency translation effects), which continued to benefit from a higher production of trucks for the domestic markets. Total sales in South America increased 117.4% (88.4% excluding foreign currency translation effects). Based on our analysis, WABCO’s sales growth for the second quarter of 2010 has again outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 26.4% (28.5% excluding foreign currency translation effects and 24.4% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009). The aftermarket business continues to benefit from higher fleet utilization rates compared to one year ago and is a leading indicator for the acceleration of recovery to come in Europe and North America.

Gross Profit

Gross profit increased by $81.8 million ($85.4 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed to $41.8 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $40.1 million in improvements. The achievement of this level of improvement was driven by the Company’s ability to maintain strict control over indirect costs during the quarter. The Company generated $5.0 million in margin improvements by leveraging the exchange rate advantages of its global manufacturing footprint. Also, included in gross profit was approximately $4.5 million of foreign currency transaction gains related to the remeasurement of foreign currency monetary assets and liabilities on our balance sheet, mainly driven by the drop of the Euro during the course of the quarter. Lower streamlining expenses increased gross profit by $3.1 million. Partially offsetting these improvements were sales price declines that had a negative impact of $7.5 million, or 1.4% of sales, and labor and other cost escalations of approximately $1.6 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $24.1 million ($27.9 million excluding foreign currency translation effects). Operational spending increased by $24.3 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $7.3 million, annual incentive plan expense accrued above our plan targets of $5.4 million, inclusion of India operating expenses and labor and other cost inflation and escalations of $4.1 million, and new investments and one-time items of $7.5 million. The above operational spending increase of $24.3 million as well as increased separation costs of $5.2 million were partially offset by reduced costs associated with streamlining programs of $1.6 million.

Streamlining Expenses

The Company incurred $1.3 million of streamlining expenses during the second quarter of 2010 of which $0.8 million was charged to selling and administrative expenses and $0.5 million was charged to cost of sales. The Company incurred $6.0 million of streamlining expenses during the second quarter of 2009 of which $2.4 million was charged to selling and administrative expenses and $3.6 million was charged to cost of sales. The Company expended $6.5 million of cash on streamlining activities in the second quarter of 2010.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $3.4 million to $1.9 million in 2010 as compared to $5.3 million in 2009. The decrease was primarily driven by WABCO’s former Indian joint venture, Sundaram-Clayton Ltd. (“SCL”) for which WABCO recognized income in the second quarter of 2009 of $4.8 million, driven by the gain recorded from the sale of land and buildings in its subsidiary TVS Finance and Services Ltd. This was partially offset by income from the Meritor WABCO joint venture which increased by $1.6 million.

Other Non-Operating Expenses, Net

Other non-operating expense, net increased by $389.4 million for 2010 as compared to 2009. This increase is primarily due to the second quarter 2010 expense resulting from the indemnification of the European Commission fine for €326 million ($400.4 million at June 23, 2010 exchange rates) versus the $12.1 million expense from the fair value adjustment of the noncontrolling interest in the Indian joint venture prior to taking control in the second quarter of 2009.

Interest (Expense) / Income, Net

Net interest (expense) / income decreased by $0.6 million to $0.3 million of expense in 2010 compared to $0.3 million of income in 2009. The overall decrease in interest income is the net impact from changing interest rates on our debt and investments as well as fees paid in the second quarter of 2010 associated with the Receivables Facility entered into during September 2009.

Income Taxes

The income tax provision for the second quarter of 2010 was $12.1 million on pre-tax loss of $350.3 million before adjusting for noncontrolling interest, compared with a provision of $2.4 million on $14.6 million of pre-tax loss before adjusting for noncontrolling interest in the second quarter of 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, losses in certain foreign jurisdictions with no benefit and the accrual of interest on uncertain tax positions, partially offset by benefits from certain foreign tax planning. These losses in certain foreign jurisdictions include any tax deduction for the indemnification obligation relating to the European Commission fine of approximately $400 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $2.6 million ($2.5 million excluding foreign currency translation effects) to $3.0 million in 2010. The increase is primarily due to WABCO obtaining majority control of WABCO-TVS, which is 75% owned by the Company. Upon obtaining control, 100% of WABCO-TVS’

results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company while the 25% that is not owned by WABCO is now included in the net income attributable to noncontrolling interests. In prior year, the results of WABCO-TVS were accounted for under the equity method.

Year to Date Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Six months ended June 30,
				Excluding foreign exchange translation(a)
	2010	2009	% change reported	2010 adjusted Amount	% change adjusted
Sales	$1,003.3	$649.9	54.4%	$975.1	50.0%
Cost of sales	713.9	524.2	36.2%	692.1	32.0%

Gross profit	289.4	125.7	*	283.0	*
Operating expenses	196.1	163.3	20.1%	194.0	18.8%

Operating (loss) / income	93.3	(37.6)	*	89.0	*
Equity income / (loss) of unconsolidated joint ventures	3.7	0.5	*	3.6	*
Other non-operating (expense), net	(405.3)	(13.5)	*	(465.2)	*
Interest (expense) / income, net	(0.7)	0.7	*	(0.7)	*

Income/ (loss) before income taxes	(309.0)	(49.9)	*	(373.3)	*
Income taxes	19.8	3.0	*	17.8	*

Net income / (loss) including noncontrolling interests	(328.8)	(52.9)	*	(391.1)	*
Less: net income attributable to noncontrolling interests	5.9	0.8	*	5.7	*

Net income / (loss)	$(334.7)	$(53.7)	*	$(396.8)	*

* Percentage change not meaningful (a) The foreign currency translation adjustment was calculated using the average exchange rate for the 6 month period ending June 30, 2010.

Sales

Our sales for the first six months of 2010 were $1,003.3 million, an increase of 54.4% (50.0% excluding foreign currency translation effects and 39.6% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009) from $649.9 million in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in many markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 29.6% (28.6% excluding foreign currency translation effects) for the first six months of 2010. Total sales increased 51.8% in North America. Total sales in Asia increased 167.6% (155.3% excluding foreign currency translation effects). The sales growth in Asia included an increase in total China sales of 95.7%, (95.5% excluding foreign currency translation effects), which continued to benefit from a higher production of trucks for the domestic markets. Total sales in South America increased 114.6% (76.5% excluding foreign currency translation effects). Based on our analysis, WABCO’s sales growth for the first six months of 2010 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 32.0% (27.8% excluding foreign currency translation effects and 22.5% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009). The sales in the first six months were at a record level for the aftermarket business, which has benefited from higher fleet utilization rates compared to one year ago and is a leading indicator for the acceleration of recovery to come in Europe and North America.

Gross Profit

Gross profit increased by $163.7 million ($157.3 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed to $75.7 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $61.9 million in improvements. The achievement of this level of improvement was driven by the Company’s ability to maintain strict control over indirect costs during the six month period. The Company generated $5.9 million in margin improvements by leveraging the exchange rate advantages of its global manufacturing footprint. Also, included in gross profit was approximately $4.1 million of foreign currency transaction gains related to the remeasurement of foreign currency monetary assets and liabilities on our balance sheet, mainly driven by the drop of the Euro during the second quarter of 2010. Lower streamlining expenses increased gross profit by $24.7 million. Partially offsetting these improvements were sales price declines that had a negative impact of $11.8 million, or 1.2% of sales, and labor and other cost escalations of approximately $3.2 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $32.8 million ($30.7 million excluding foreign currency translation effects). Operational spending increased by $37.2 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $15.3 million, annual incentive plan expense accrued above our plan targets of $8.5 million, inclusion of India operating expenses and labor and other cost inflation and escalations of $8.6 million, and new investments and one-time items of $4.8 million. The above operational spending increase of $37.2 million as well as increased separation costs of $4.5 million were partially offset by reduced costs associated with streamlining programs of $11.0 million.

Streamlining Expenses

The Company incurred $1.2 million of streamlining expenses during the first six months of 2010 of which $0.8 million was charged to selling and administrative expenses and $0.4 million was charged to cost of sales. The Company incurred $37.0 million of streamlining expenses during the first six months of 2009 of which $11.8 million was charged to selling and administrative expenses and $25.2 million was charged to cost of sales. The Company expended $17.5 million of cash on streamlining activities in the first six months of 2010.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $3.2 million to $3.7 million in 2010 as compared to $0.5 million in 2009. The increase was primarily driven by the Meritor WABCO joint venture’s increase of $3.2 million when compared to 2009 results.

Other Non-Operating Expenses, Net

Other non-operating expense, net increased by $391.8 million for 2010 as compared to 2009. This increase is primarily due to the second quarter 2010 expense resulting from the indemnification of the European Commission fine for €326 million ($400.4 million at June 23, 2010 exchange rates) versus the $12.1 million expense from the fair value adjustment of noncontrolling interest in the Indian joint venture prior to taking control in the second quarter of 2009.

Interest (Expense) / Income, Net

Net interest (expense) / income decreased by $1.4 million to $0.7 million of expense in 2010 compared to $0.7 million of income in 2009. The overall decrease in interest income is the net impact from changing interest rates on our debt and investments as well as fees paid in the first six months of 2010 associated with the Receivables Facility entered into during September 2009.

Income Taxes

The income tax provision for the first six months of 2010 was $19.8 million on pre-tax loss of $309.0 million before adjusting for noncontrolling interest, compared with a provision of $3.0 million on $49.9 million of pre-tax loss before adjusting for noncontrolling interest in the second quarter of 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, losses in certain foreign jurisdictions with no benefit and the accrual of interest on uncertain tax positions, partially offset by benefits from certain foreign tax planning. These losses in certain foreign jurisdictions include any tax deduction for the indemnification obligation relating to the European Commission fine of approximately $400 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $5.1 million ($4.9 million excluding foreign currency translation effects) to $5.9 million in 2010. The increase is primarily due to WABCO obtaining majority control of WABCO-TVS, which is 75% owned by the Company. Upon obtaining control, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company while the 25% that is not owned by WABCO is now included in the net income attributable to noncontrolling interests. In prior year, the results of WABCO-TVS were accounted for under the equity method.

Liquidity and Capital Resources

Cash Flows for the six months ended June 30, 2010

Net cash provided by operating activities was $117.6 million for the first six months of 2010. This compared with net cash provided by operating activities of $95.0 million for the first six months of 2009.

The Company recorded net loss including noncontrolling interests of $328.8 million for the first six months of 2010 compared with a net loss including noncontrolling interests of $52.9 million for the first six months of 2009.

The net loss for the first six months of 2010 included noncash elements such as depreciation and amortization of $41.5 million and an accrual of $400.4 million for the European Commission fine. While in the first six months of 2009 our working capital decreased due to a reduction in business volume, during the first six months of 2010, the working capital has increased as a result of the recovery in the commercial vehicle industry. The increase in working capital was primarily driven by increased levels of accounts receivable and inventory which were partially offset by accounts payable. During the first six months of 2010 the Company has sold accounts receivable of $74.3 million under our securitization program which generated incremental cash and cash equivalents of $50.5 million and restricted cash of $23.8 million which remains with Société Générale Bank Nederland N.V, and has been included in the balance sheet as other current assets. Additionally, our past due amounts have continued to decrease and inventory turns have increased during the first six months.

The change in other accrued liabilities and taxes was an increase of $54.4 million for the first six months of 2010 compared to a decrease of $11.0 million for the first six months of 2009. The major drivers of this change were the indemnification and other tax related items as well as payroll items including the reinstatement of our annual incentive plan, partially offset by a reduction in our streamlining accruals. The change in other current and long-term assets for the first six months of 2010 was an increase of $54.0 million compared to a decrease of $3.9 million for the first six months of 2009. The main driver of this change is $23.8 million of restricted cash as a result of the sale of accounts receivables into the asset securitization program. The remaining amounts driving the change consist mainly of increases in income tax and value added tax items, guaranteed notes and deposits.

Within investing activities, the Company made capital expenditures of $26.9 million in the first six months of 2010 as compared to capital expenditures of $35.7 million in the first six months of 2009. The capital expenditures for 2010 include $12.6 million of investments in tooling, $11.3 million on plant and equipment and $3.0 million in computer software. This compared with $12.7 million of investments in tooling, $10.2 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $5.4 million in computer software during the first six months of 2009.

The net cash used by financing activities during the first six months of 2010 amounted to $11.0 million compared to net cash used by financing activities of $77.9 million during the first six months of 2009. The lower usage of cash flow from financing activities is primarily due to the repayment of short-term debt during the first quarter of 2009.

As of June 30, 2010, our total third party debt was $144.8 million consisting primarily of $144.0 million of long term debt borrowed under our $800 million 5-year credit facility which is discussed in Note 8, Debt. Also, subsidiaries in other countries had borrowings from banks totaling $0.8 million which support local working capital requirements.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, receivable financing facilities and the use of operating leases.

Credit Agreements

On May 31, 2007, we entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Additionally, the facility may be used to pay the European Commission fine. Up to $100 million under this facility may be used for issuing letters of credit of which $97.7 million was unused as of June 30, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility on June 30, 2010 was $144.0 million in addition to $2.3 million of letters of credit. The Company has the ability to borrow (subject to the covenant restrictions discussed below) an additional $653.7 million under this facility. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require us to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of June 30, 2010, our trailing four quarters adjusted EBITDA is $202.7 million, which consists of $69.8 million for the second quarter of 2010, $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009 and $30.4 million for the third quarter of 2009. As defined in our principal credit facility, our net indebtedness was $53.5 million at June 30, 2010 (comprised of $144.8 million of debt and $8.7 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.3 to 1. Given our total indebtedness of $153.5 million (including guarantees) at June 30, 2010 we had the ability to borrow approximately an incremental $455 million within the covenants of our principal credit facility. This available amount is prior to the expected additional drawdown to fund the European Commission fine in the third quarter of 2010, as discussed below.

Liquidity with Regard to European Commission Fine

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326 million in fines (the “EC fine”) on the former American Standard Companies Inc. (now Trane Inc.), and certain of its European subsidiaries engaged in the Bath and Kitchen business for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane in 2007, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

Under the Indemnification and Cooperation Agreement, WABCO is required to pay the fine amount into escrow by August 30, 2010. Our cash on hand and the available borrowing capacity under our existing five-year revolving credit agreement provide ample liquidity to satisfy the obligation under the Indemnification and Cooperation Agreement. We also believe that we have strong grounds to request judicial review of the decision and are currently reviewing all of the elements of the case before we make a final decision on whether to appeal. The Company has until September 9, 2010 to submit its appeal to the General Court of the European Union, which is the first level of review. A decision at this level should take between two to four years, during which time WABCO would not have access to any remitted funds.

As of June 30, 2010, the Company has $379.5 million of cash and cash equivalents on the balance sheet.

The borrowings under our principal credit facility are limited by covenants (See “Credit Agreements” above for an overview of the covenants). The covenant which is most restrictive, based on current economic conditions, requires that our total net indebtedness does not exceed three times a trailing four quarters adjusted EBITDA (“EBITDA covenant”), as defined in the agreement to the five year $800 million credit facility. As of June 30, 2010 our trailing four quarters adjusted EBITDA is $202.7 million, which consists of $69.8 million for the second quarter of 2010, $56.1 million for the first quarter of 2010, $46.4 million for the fourth quarter of 2009 and $30.4 million for the third quarter of 2009. As defined in our principal credit facility, our net indebtedness was $53.5 million at June 30, 2010 (comprised of $144.8 million of debt and $8.7 million of guarantees, offset by $100 million of available cash), resulting in an EBITDA covenant ratio of 0.3 to 1. Given our total indebtedness of $153.5 million (including guarantees) at June 30, 2010 we had the ability to borrow approximately an incremental $455 million within the covenants of our principal credit facility. This available amount is prior to the expected additional drawdown to fund the fine in the third quarter of 2010, as discussed above. Our liquidity position provides us the ability to decide how much cash and additional borrowing we will utilize in order to fund the fine. We believe that after paying the European Commission fine we will have ample liquidity to continue funding our operations and future growth opportunities. Additionally, we expect to have further continued improvement in our availability of debt under the credit facility throughout the remainder of 2010 as we expect our trailing four quarters adjusted EBITDA to further improve in the course of the year.

Off-Balance Sheet Arrangements

As discussed above, the Company has the ability to use its accounts receivable financing facilities as one of several means to manage its liquidity. Under the terms of the receivables financing facility that we entered into with Societe Generale, discussed further below, we have the ability to sell our accounts receivable directly to Societe Generale.

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The term of the Receivables Facility is for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company intends to extend the Receivables Facility in

September. As of June 30, 2010, the Company sold all relevant receivables which amounted to €61 million ($74.3 million at June 30, 2010 exchange rates) into the Receivables Facility. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. As a result of the sale, accounts receivable decreased by $74.3 million, cash and cash equivalents increased by $50.5 million, and the remaining amount of restricted cash of $23.8 million which remains with Société Générale Bank Nederland N.V, has been included in the balance sheet as other current assets.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers which we have not utilized.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2010.

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

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K with the exception that the below risk factor is no longer applicable as the Company has received the fine on June 23, 2010:

We may be unable to pay any significant fine imposed by the European Commission, if we are unable to access our principal credit facility or arrange for alternative sources of capital.

As discussed in greater detail in Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity with Regard to European Commission Fine,” and Note 13. “Warranties, Guarantees, Commitments and Contingencies” in the Company’s Annual Report on Form 10-K, we are required to indemnify our former parent company, American Standard, now Trane, and Ideal Standard International and their respective owners against any fines that may be imposed by the European Commission (“the Commission”) in connection with a multi-company investigation commenced in 2004 relating to alleged infringement of EU competition rules in the Bath and Kitchen fixtures market. The fine imposed by the Commission could be material to our operating results and cash flows for the year in which the liability would be recognized or the fine paid.

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

Item 4.	Removed and Reserved

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/s/ Todd Weinblatt
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

July 28, 2010

WABCO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Grant Agreement for Employees under 2009 Omnibus Incentive Plan

10.2	Form of Stock Option Grant Agreement for Employees under 2009 Omnibus Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on July 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.