Form 10-Q
period 2010-09-30
WABCO Holdings Inc.
filed 2010-10-29
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at October 25, 2010	64,615,515 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

Nine months ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2010	2009	2010	2009
Sales	$545.2	$382.0	$1,548.5	$1,031.9
Cost of sales	394.7	284.2	1,108.2	783.2
Streamlining expenses	2.3	11.0	2.7	36.2

Gross Profit	148.2	86.8	437.6	212.5
Costs and expenses:
Selling and administrative expenses	73.9	61.3	224.9	179.5
Product engineering expenses	19.8	20.1	60.5	58.0
Streamlining (income) / expenses	(1.6)	7.6	(0.8)	19.3
Other operating expense / (income), net	1.3	0.8	4.9	(3.7)

Operating income / (loss)	54.8	(3.0)	148.1	(40.6)
European Commission fine indemnification	—	—	(400.4)	—
Equity income of unconsolidated joint ventures, net	3.2	1.6	6.9	2.1
Other non-operating income / (expense), net	0.1	(4.5)	(4.8)	(5.9)
Indemnification and other settlements	—	41.3	—	41.3
Fair value adjustment / (charge) of the noncontrolling interest prior to taking control	—	0.6	—	(11.5)
Interest (expense) / income, net	(0.5)	0.2	(1.2)	0.9

Income / (loss) before income taxes	57.6	36.2	(251.4)	(13.7)
Income taxes	10.4	0.7	30.2	3.7

Net income / (loss) including noncontrolling interests	47.2	35.5	(281.6)	(17.4)
Less: net income attributable to noncontrolling interests	3.2	1.7	9.1	2.5

Net income / (loss)	$44.0	$33.8	$(290.7)	$(19.9)

Net income / (loss) per common share
Basic	$0.68	$0.53	$(4.52)	$(0.31)
Diluted	$0.66	$0.52	$(4.52)	$(0.31)

Cash dividends per share of common stock	$—	$—	$—	$0.07

Common shares outstanding
Basic	64,478,630	64,039,101	64,350,287	64,008,585
Diluted	66,540,027	64,841,763	64,350,287	64,008,585

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111.4	$350.2
Accounts receivable, less allowance for doubtful accounts of $8.1 in 2010 and $9.3 in 2009 Inventories:	285.0	264.2
Finished products	90.0	66.0
Products in process	5.8	6.0
Raw materials	101.8	83.3
Future income tax benefits	10.3	4.6
Other current assets	92.5	41.4

Total current assets	696.8	815.7
Facilities, less accumulated depreciation	347.1	368.2
Goodwill	382.7	399.4
Capitalized software costs, less accumulated amortization of $159.8 in 2010 and $154.5 in 2009	20.5	22.0
Long-term future income tax benefits	60.4	56.2
Investments in unconsolidated joint ventures	13.9	11.1
Patents and intangible assets	19.3	21.7
Other assets	24.0	21.3

TOTAL ASSETS	$1,564.7	$1,715.6

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$20.2	$1.7
Accounts payable	160.2	111.2
Accrued payroll	111.0	68.8
Current portion of warranties	43.4	43.1
Taxes payable	11.8	11.4
Indemnification and other separation related liabilities	14.2	11.6
Streamlining liabilities	17.5	31.7
Other accrued liabilities	112.3	75.7

Total current liabilities	490.6	355.2
Long-term debt	215.7	154.4
Post-retirement benefits	337.5	355.6
Deferred tax liabilities	28.0	25.8
Long-term indemnification liabilities	27.2	27.9
Long-term income tax liabilities	70.7	69.8
Other liabilities	42.3	48.0

Total liabilities	1,212.0	1,036.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 70,509,662 in 2010; 70,034,252 in 2009; and shares outstanding: 64,552,856 in 2010; 64,077,446 in 2009	0.7	0.7
Capital surplus	606.5	591.5
Treasury stock, at cost: 5,956,806 shares in 2010; 5,956,806 shares in 2009	(276.3)	(276.3)
Retained (deficit) / earnings	(5.0)	285.7
Accumulated other comprehensive income:
Foreign currency translation adjustments	28.3	88.4
Unrealized losses on benefit plans, net of tax	(48.6)	(49.9)

Total shareholders’ equity	305.6	640.1

Noncontrolling interests	47.1	38.8

Total equity	352.7	678.9

TOTAL LIABILITIES AND EQUITY	$1,564.7	$1,715.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009
(Amounts in millions)
Operating activities:
Net loss including noncontrolling interests	$(281.6)	$(17.4)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation	50.6	48.4
Amortization of capitalized software and other intangibles	12.8	15.5
Fair value adjustment of the noncontrolling interest prior to taking control	—	11.5
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.1)	3.5
Non-cash stock compensation	10.2	8.7
Loss on sale of facilities	1.2	1.4
Gain on divestitures	—	0.8
Indemnification settlements	—	(41.3)
Changes in assets and liabilities:
Accounts receivable, net	(22.7)	73.3
Inventories	(44.6)	12.5
Accounts payable	50.2	(8.9)
Other accrued liabilities and taxes	33.0	(1.2)
Post-retirement benefits	(1.0)	(4.2)
Other current and long-term assets	(70.9)	18.6
Other long-term liabilities	0.7	5.2

Net cash (used in) / provided by operating activities	(264.2)	126.4

Investing activities:
Purchases of property, plant and equipment	(37.2)	(33.7)
Investments in capitalized software	(4.8)	(6.2)
(Acquisitions) / divestitures, net	3.0	(7.4)

Net cash used in investing activities	(39.0)	(47.3)

Financing activities:
Net borrowings of revolving credit facilities	52.2	129.0
Repayments of long-term debt	(0.2)	(160.9)
Net borrowings / (repayments) of short-term debt	16.8	(60.5)
Dividend payments	—	(4.5)
Dividends to noncontrolling interest holders	(2.1)	—
Proceeds from exercise of stock options	4.8	0.1

Net cash provided by / (used in) financing activities	71.5	(96.8)

Effect of exchange rate changes on cash and cash equivalents	(7.1)	11.4

Net decrease in cash and cash equivalents	(238.8)	(6.3)
Cash and cash equivalents at beginning of period	350.2	392.8

Cash and cash equivalents at end of period	$111.4	$386.5

Cash paid / (received) during the period for:
Interest	$0.9	$2.4
Income taxes	$33.5	$(6.5)

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2010.

NOTE 2. Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance primarily contained in ASC topic 810, Consolidation (“ASC 810”). The updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. ASC 810 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC topic 810 as of January 1, 2010. The adoption of ASC 810 did not have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued guidance primarily contained in ASC topic 860, Transfers and Servicing (“ASC 860”). The updated guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC 860 as of January 1, 2010. The adoption of ASC 860 did not have a material impact on the condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, (“ASU 2010-02”). ASU 2010-02 amends ASC 810 by clarifying the scope of the decrease in ownership provisions of subtopic ASC 810-10. ASU 2010-02 also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-02 as of January 1, 2010. The adoption of ASU 2010-02 did not have a material impact on the condensed consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

NOTE 3. Comprehensive Income / (Loss)

Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss including noncontrolling interests	$47.2	$35.5	$(281.6)	$(17.4)
Foreign currency translation effects	30.1	27.4	(60.1)	36.3
Foreign currency translation on benefit plans, net	(3.1)	0.6	1.3	(1.9)

Comprehensive income / (loss) including noncontrolling interests	74.2	63.5	(340.4)	17.0

Less: Comprehensive income attributable to noncontrolling interests	3.2	1.7	9.1	2.5

Comprehensive income / (loss)	$71.0	$61.8	$(349.5)	$14.5

NOTE 4. Accounts Receivable Financing Facility

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The original term of the Receivables Facility was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Facility in September 2010 for one year. The extension includes an amendment resulting in the Company receiving daily payments from the bank.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

As of September 30, 2010, the Company has sold all relevant receivables which amounted to €58.1 million ($79.2 million at September 30, 2010 exchange rates) into the Receivables Facility. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. As a result of the sale, accounts receivable decreased by $79.2 million, cash and cash equivalents increased by $43.0 million, and the remaining amount of restricted cash of $36.2 million deposited with Société Générale Bank Nederland N.V. has been included in the balance sheet as other current assets. In addition to the above, the Company now has the ability to access cash on a daily basis which provided the Company with $19.3 million of additional cash as of September 30, 2010 which has been classified on the balance sheet as a short term loan.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. We have not utilized this facility.

NOTE 5. Net Income / (Loss) Per Share

Basic net income / (loss) per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included no weighted average incremental shares for the nine month periods ended September 30 since the impact would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average incremental shares included	2,061,397	802,662	—	—
Shares excluded due to anti-dilutive effect	1,236,958	3,008,024	—	—

NOTE 6. Capital Stock

Following is a summary of net shares outstanding and shares issued or reacquired during the first nine months of 2010.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	325,544	—	325,544
Shares issued upon vesting of RSUs	149,866	—	149,866

Balance, September 30, 2010	70,509,662	(5,956,806)	64,552,856

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2010, no shares have been reissued and the Company has no further authorization by the Board of Directors to repurchase shares.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2010, and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock-based compensation	$3.1	$3.2	$10.2	$8.7

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	565,617	$27.49	$9.80	3,122,647	$11.77	$2.76
RSUs Granted	235,476	$–	$27.37	411,799	$–	$11.77

Total Awards	801,093			3,534,446

In the nine months ended September 30, 2010, a total of 565,617 options were granted of which all are exercisable in equal installments over a period of three years. In the nine months ended September 30, 2009, a total of 3,122,647 options were granted of which 3,066,750 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2010, a total of 235,476 RSUs were granted of which 225,523 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years. All of the RSUs granted in 2009 vest ratably over a period of three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the nine month periods ended September 30, 2010 and 2009.

Assumption	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Risk-free interest rate	2.39%	1.85%
Expected volatility	40.96%	31.60%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.0%	0.8%
Expected dividend yield	1.02%	2.44%

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

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

NOTE 8. Debt

Credit Agreements

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. At September 30, 2010, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.8 million was unused as of September 30, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility as of September 30, 2010, was $215.5 million in addition to $2.2 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.26% and 0.61%, respectively at September 30, 2010) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of September 30, 2010, our trailing four quarters adjusted EBITDA is $250.8 million, which consists of $78.5 million for the third quarter of 2010, $69.8 million for the second quarter of 2010, $56.1 million for the first quarter of 2010 and $46.4 million for the fourth quarter of 2009. As defined in our principal credit facility, our net indebtedness was $253.4 million at September 30, 2010 (comprised of $235.9 million of debt and $28.9 million of guarantees, offset by $11.4 million of excess cash), resulting in an EBITDA covenant ratio of 1 to 1. Given our net indebtedness of $253.4 million (including guarantees) at September 30, 2010 we had the ability to borrow approximately an incremental $499 million within the covenants of our principal credit facility, subsequent to the payment of the European Commission fine in September 2010, as discussed in Note 9. Warranties, Guarantees, Commitments and Contingencies below.

Also, various subsidiaries had borrowings from banks totaling $20.4 million, of which $19.3 relates to our Receivables Program referred to in Note 4 above. The remaining $1.1 million supports local working capital requirements.

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

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2010 and 2009 (amounts in millions).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance of warranty costs accrued, beginning of period	$40.6	$47.3	$45.8	$57.8
Warranty costs accrued	8.2	4.6	23.2	12.4
Warranty claims settled	(6.4)	(8.1)	(21.1)	(26.0)
Foreign exchange translation effects	4.1	1.5	(1.4)	1.1

Balance of warranty costs accrued, end of period	$46.5	$45.3	$46.5	$45.3

Current portion included in current liabilities	$43.4	$43.1	$43.4	$43.1
Long-term warranty liability	$3.1	$2.2	$3.1	$2.2

Guarantees and Commitments

The Company has bank guarantees for $34.7 million of which $5.8 million is cash collateralized. The remaining $28.9 million is comprised of uncollateralized bank guarantees of which $23.9 million is related to tax litigation, $2.2 million is related to letters of credit and $2.8 million is related to other items.

The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Financing Facility of €24.3 million ($33.1 million at September 30, 2010 exchange rates).

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

Litigation

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326 million in fines, or approximately $400 million on the date of assessment (the “EC fine”), on the former American Standard Companies Inc. (now Trane Inc. hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane in 2007, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

As specified under the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow by August 30, 2010, by utilizing €230 million of cash on hand and €96.1 million of additional borrowings under our $800 million credit facility. The funds were subsequently released from escrow and paid to the Commission prior to the due date. Subsequent to this disbursement, at September 30, 2010, our cash on hand of $111.4 million and the available borrowing capacity under our existing five-year revolving credit agreement of $499 million continue to provide ample liquidity to fund our operations and future growth opportunities. After reviewing all of the elements of the case WABCO decided to appeal the decision in order to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg, requesting in a separate reduced brief that the appeal be treated as an expedited procedure. On October 22, 2010 the court decided to refuse WABCO’s application to adjudicate the appeal under an expedited procedure. Therefore, the court will consider the appeal under its normal procedures. It is expected that a decision will take at least four years.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, Tax and Indemnification Liabilities Transferred from Trane to WABCO, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $41.4 million.

Note 10. Income Taxes

Unrecognized tax benefits at September 30, 2010 amounted to $60.6 million related to the WABCO business and $20.5 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 11—Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $70.7 million of the unrecognized tax benefits related to the WABCO business are classified as long-term liabilities and $10.4 million are classified as short term liabilities. Approximately $9.9 million of these long term unrecognized tax benefits and $10.4 million of the short term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath & Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

The accompanying September 30, 2010 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of September 30, 2010 that it is more likely than not that the losses will not be utilized in the foreseeable future. These foreign tax losses include a fully reserved tax deduction for the payment of the EC fine indemnification of approximately $400 million.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2005.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10 – Income Taxes, the liabilities as of September 30, 2010 include $20.5 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of September 30, 2010, the Company had indemnification liabilities of $41.4 million, of which $27.2 million is classified within long-term liabilities on the balance sheet and $14.2 million is classified within short-term liabilities.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2010 is $23.2 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Note 12. Streamlining Expenses

The Company accounts for streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. The following is a summary of the employee related streamlining programs (consisting of termination payments and other employee costs) outstanding as of September 30, 2010 (amounts in millions).

2010 Employee Related Streamlining Programs
Charges during the first nine months of 2010	$3.8
Payments during the first nine months of 2010	(1.0)

Balance as of September 30, 2010	$2.8

2009 Employee Related Streamlining Programs
Balance as of December 31, 2009	$32.3
Charges during the first nine months of 2010	—
Payments during the first nine months of 2010	(13.8)

Balance as of September 30, 2010	$18.5

2008 and earlier Employee Related Streamlining Programs
Balance as of December 31, 2009	$19.7
Charges during the first nine months of 2010	—
Payments during the first nine months of 2010	(7.3)

Balance as of September 30, 2010	$12.4

Total Balance as of September 30, 2010	$33.7

The Company incurred $1.9 million of net streamlining expenses during the first nine months of 2010 of which $2.7 million was charged to cost of sales and $0.8 million was realized as net operating income. The charge to cost of sales for the first nine months of 2010 includes $2.1 million for employee related streamlining charges in addition to an asset write-off of $0.6 million. The net operating income for the first nine months of 2010 includes $1.7 million for employee related streamlining charges offset by a gain of $2.5 million that was realized upon the sale of a facility as part of the streamlining programs. The Company incurred $55.5 million of streamlining expenses during the first nine months of 2009 of which $36.2 million was charged to cost of sales and $19.3 million was charged to operating expenses. The Company expended $22.1 million of cash on streamlining activities in the first nine months of 2010. Of the balance of $33.7 million, $16.2 million is included in other liabilities and $17.5 million is included in streamlining liabilities as of September 30, 2010.

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine months ended September 30, 2010 and 2009 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2010	2009	2009	2010	2010	2009	2009
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$1.9	$—	$1.9	$0.1	$5.7	$	$5.4	$0.3
Interest cost on the projected benefit obligation	6.2	0.2	6.2	0.4	18.4	0.6	17.8	1.2
Less assumed return on plan assets	(2.1)	—	(2.1)	—	(6.1)	—	(6.0)	—
Curtailment	—	—	—	—	—	—	—	(2.5)
Amortization of net loss	0.6	0.1	0.3	0.1	1.8	0.3	0.9	0.1

Defined benefit plan cost / (income)	$6.6	$0.3	$6.3	$0.6	$19.8	$0.9	$18.1	$(0.9)

Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.0	$0.2	$4.1	$0.4	$12.3	$0.6	$11.8	$1.2

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The Company expects to contribute $6.5 million to foreign plans in 2010, of which $1.6 million was contributed in the first quarter of 2010, $1.6 million was contributed in the second quarter of 2010 and $1.6 million was contributed in the third quarter of 2010. There have been no contributions and there are no expected contributions for domestic plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the third quarter of 2010, WABCO noted that the commercial vehicle industry’s recovery continues to gain globally. This quarter is the second in a row for growth in truck and bus production year on year in every region of the world, marking another uptick in the industry’s recovery. Each region experienced double digit growth, including more than 60% in Europe and South America. The Company’s worldwide sales in the third quarter of 2010 increased by 43% (50% excluding foreign currency translation effects) compared with the same period a year ago. WABCO’s sales growth continued to outperform the global market for truck and bus production during the third quarter of 2010.

Continuing to show the importance of emerging markets, China, India and Brazil accounted for 66% of the world’s truck and bus production in the third quarter of 2010. In addition to major sales growth from Europe, the Company further benefited from WABCO’s well anchored position in fast growing emerging economies such as China, India and Brazil, where we successfully sustain our ability to penetrate applicable markets for new technologies and systems. As a result, we achieve higher value of WABCO content per vehicle.

Also in the third quarter of 2010, WABCO’s aftermarket sales grew by 25% year on year, excluding foreign currency translation effects, resulting in an all-time record quarter of aftermarket revenues. This performance indicates increased utilization of fleets while WABCO also benefits from the continued execution of the Company’s aftermarket growth strategies initiated several years ago.

In the third quarter of 2010, WABCO appealed the recently announced decision by the Commission to assess €326 million civil fine (approximately $400 million at the date of assessment) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe. As previously disclosed, WABCO has never manufactured or marketed any of the products that are the subject of this investigation, however, WABCO is obliged to indemnify American Standard Companies Inc., now known as Trane Inc., and certain of its former entities involved in the Commission’s investigation against any fine related to this investigation. WABCO filed its appeal on September 8, 2010 in the General Court of the European Union. Separately, the company also requested an expedited procedure for its appeal; this request was denied on October 22, 2010.

During the third quarter of 2010, WABCO continued to leverage 2009’s efforts, including the Company’s significantly reduced cost structure. As a result, in the third quarter of 2010, WABCO continued to transform major sales growth into strong profitability. Also during this three-month period, WABCO’s Operating System remained flexible to adapt to fast changing markets. It delivered $11.1 million of materials and conversion productivity. Materials productivity represented 2.7% of total materials cost, reflecting significantly higher prices, as anticipated, due to commodity inflation, and conversion productivity represented 5.7%, matching our highest ever quarterly level. This result is another strong achievement, particularly during a period of high growth.

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

Third Quarter Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Three months ended September 30,
				Excluding foreign exchange translation (a)
	2010	2009	%change reported	2010 adjusted Amount	% change adjusted
Sales	$545.2	$382.0	42.7%	$570.9	49.5%
Cost of sales	397.0	295.2	34.5%	414.1	40.3%

Gross profit	148.2	86.8	70.7%	156.8	80.6%
Operating expenses	93.4	89.8	4.0%	99.9	11.2%

Operating income / (loss)	54.8	(3.0)	*	56.9	*
Equity income of unconsolidated joint ventures	3.2	1.6	100.0%	3.3	*
Other non-operating income, net	0.1	37.4	(99.7)%	0.0	(100.0)%
Interest (expense) / income, net	(0.5)	0.2	*	(0.6)	*

Income before income taxes	57.6	36.2	59.1%	59.6	64.6%
Income taxes	10.4	0.7	*	10.8	*

Net income including noncontrolling interests	47.2	35.5	33.0%	48.8	37.5%
Less: net income attributable to noncontrolling interests	3.2	1.7	88.2%	3.1	82.4%

Net income	$44.0	$33.8	30.2%	$45.7	35.2%

*	Percentage change not meaningful
(a)	The 2010 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the three month period ending September 30, 2009.

Sales

Our sales for the third quarter of 2010 were $545.2 million, an increase of 42.7% (49.5% excluding foreign currency translation effects) from $382.0 million in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in many markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 39.0% (51.6% excluding foreign currency translation effects) for the third quarter of 2010. Total sales increased 38.9% in North America. Total sales in Asia increased 41.3% (36.4% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in China of 34.0%, (32.8% excluding foreign currency translation effects), as well as an increase in total sales in India of 48.1% (42.4% excluding foreign currency translation effects). Total sales in South America increased 72.9% (62.5% excluding foreign currency translation effects). Based on our analysis, WABCO’s sales growth for the third quarter of 2010 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 18.6% (24.6% excluding foreign currency translation effects). The aftermarket business continues to benefit from higher fleet utilization rates compared to one year ago and is the leading indicator for the continued recovery in Europe and North America.

Gross Profit

Gross profit increased by $61.4 million ($70.0 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed to $37.8 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $28.6 million in improvements. The achievement of this level of improvement was driven by the Company’s ability to maintain strict control over indirect costs and was accomplished in an environment where commodity inflation increased our materials cost by 2.5% during the quarter compared to last year. The Company also generated $5.6 million in transactional gains primarily by benefiting from the exchange rate advantages of its global manufacturing footprint. Lower streamlining expenses resulted in an increase in gross profit by $9.3 million. Partially offsetting these improvements were sales price declines that had a negative impact of $9.5 million, or 1.6% of sales, and labor and other cost escalations of approximately $1.8 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $3.6 million ($10.1 million excluding foreign currency translation effects). Operational spending increased by $17.1 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $4.2 million, annual incentive plan expense accrued above our plan targets of $3.6 million, labor and other cost inflation and escalations of $2.2 million, and new investments of $7.1 million. The above operational spending increase of $17.1 million was partially offset by decreased separation costs of $0.3 million and reduced costs associated with streamlining programs of $6.7 million.

Streamlining Expenses

The Company incurred a net amount of $0.7 million of streamlining expenses during the third quarter of 2010 of which $0.5 million was charged to selling and administrative expenses, $2.7 million was charged to cost of sales, offset by a $2.5 million gain resulting from the sale of a facility as part of the streamlining programs. The Company incurred $18.6 million of streamlining expenses during the third quarter of 2009 of which $7.6 million was charged to selling and administrative expenses and $11.0 million was charged to cost of sales. The Company expended $4.5 million of cash on streamlining activities in the third quarter of 2010.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $1.6 million ($1.7 million excluding foreign currency translation effects) to $3.2 million in 2010 as compared to $1.6 million in 2009. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $1.8 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in 2010.

Other Non-Operating Income, Net

Other non-operating income, net decreased by $37.3 million for 2010 as compared to 2009. This decrease is primarily driven by the reversal of $41.3 million of accruals relating to the closing of a tax audit and other indemnification settlements during 2009.

Interest (Expense) / Income, Net

Net interest (expense) / income decreased by $0.7 million to $0.5 million of expense in 2010 compared to $0.2 million of income in 2009. The overall decrease in net interest (expense) / income is the net impact from changing interest rates on our debt and investments, fees associated with our Accounts Receivable Financing Facility and the overall change in the net debt position attributable to the payment of the EC fine indemnification made in the latter part of the third quarter of 2010.

Income Taxes

The income tax provision for the third quarter of 2010 was $10.4 million on pre-tax income of $57.6 million before adjusting for noncontrolling interest, compared with a provision of $0.7 million on $36.2 million of pre-tax income before adjusting for noncontrolling interest in the third quarter of 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, losses in certain foreign jurisdictions with no benefit and the accrual of interest on uncertain tax positions, partially offset by benefits from certain foreign tax planning. The tax charge for 2009 was impacted by limited tax benefits associated with restructuring costs and the negative effect of our European supply chain structure in a year of low profitability.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $1.5 million ($1.4 million excluding foreign currency translation effects) to $3.2 million in 2010. The increase is primarily due to the improved results of its WABCO-TVS business in India.

Year to Date Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Nine months ended September 30,
				Excluding foreign exchange translation (a)
	2010	2009	%change reported	2010 adjusted Amount	% change adjusted
Sales	$1,548.5	$1,031.9	50.1%	$1,546.0	49.8%
Cost of sales	1,110.9	819.4	35.6%	1,106.2	35.0%

Gross profit	437.6	212.5	*	439.8	*
Operating expenses	289.5	253.1	14.4%	293.9	16.1%

Operating income / (loss)	148.1	(40.6)	*	145.9	*
Equity income of unconsolidated joint ventures	6.9	2.1	*	6.9	*
Other non-operating (expense) / income, net	(405.2)	23.9	*	(465.3)	*
Interest (expense) / income, net	(1.2)	0.9	*	(1.2)	*

Loss before income taxes	(251.4)	(13.7)	*	(313.7)	*
Income taxes	30.2	3.7	*	28.5	*

Loss) including noncontrolling interests	(281.6)	(17.4)	*	(342.2)	*
Less: net income attributable to noncontrolling interests	9.1	2.5	*	8.8	*

Net loss	$(290.7)	$(19.9)	*	$(351.0)	*

*	Percentage change not meaningful
(a)	The 2010 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the nine month period ending September 30, 2009.

Sales

Our sales for the first nine months of 2010 were $1,548.5 million, an increase of 50.1% (49.8% excluding foreign currency translation effects and 44.0% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009) from $1,031.9 million in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in many markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 32.7% (35.9% excluding foreign currency translation effects) for the first nine months of 2010. Total sales increased 46.4% in North America. Total sales in Asia increased 106.7% (98.5% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in China of 71.5%, (70.9% excluding foreign currency translation effects), which continued to benefit from a higher production of trucks for the domestic markets. Total sales in South America increased 97.6% in a strong market environment (71.3% excluding foreign currency translation effects), and also benefited from increased content per vehicle. Based on our analysis, WABCO’s sales growth for the first nine months of 2010 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 27.0% (26.6% excluding foreign currency translation effects and 22.8% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009). The sales in the first nine months were at a record level for the aftermarket business, which has benefited from higher fleet utilization rates compared to one year ago and is the leading indicator for the continued recovery in Europe and North America.

Gross Profit

Gross profit increased by $225.1 million ($227.3 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed to $114.6 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $95.3 million in improvements. The achievement of this level of improvement was driven by the Company’s ability to maintain strict control over indirect costs and was accomplished in an environment where commodity inflation increased our materials cost by approximately 1.5% during the nine month period compared to last year. The Company generated $8.8 million in margin improvements by benefiting from the exchange rate advantages of its global manufacturing footprint. Also, included in gross profit was approximately $2.8 million of foreign currency transactional gains primarily related to the remeasurement of foreign currency monetary assets and liabilities on our balance sheet, mainly driven by the lower Euro during the course of 2010 compared to a strengthened Euro in 2009. Lower streamlining expenses increased gross profit by $33.4 million. Partially offsetting these improvements were sales price declines that had a negative impact of $22.1 million, or 1.4% of sales, and labor and other cost escalations of approximately $5.5 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $36.4 million ($40.8 million excluding foreign currency translation effects). Operational spending increased by $54.3 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $19.5 million, annual incentive plan expense accrued above our plan targets of $12.1 million, inclusion of India operating expenses and labor and other cost inflation and escalations of $10.8 million, and new investments of $11.9 million. The above operational spending increase of $54.3 million as well as increased separation costs of $4.2 million were partially offset by reduced costs associated with streamlining programs of $17.7 million.

Streamlining Expenses

The Company incurred $1.9 million of streamlining expenses during the first nine months of 2010 of which $2.7 million was charged to cost of sales and $1.7 million was charged to selling and administrative expenses, offset by a $2.5 million gain resulting from the sale of a facility as part of the streamlining programs. The Company incurred $55.5 million of streamlining expenses during the first nine months of 2009 of which $19.3 million was charged to selling and administrative expenses and $36.2 million was charged to cost of sales. The Company expended $22.1 million of cash on streamlining activities in the first nine months of 2010.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $4.8 million to $6.9 million in 2010 as compared to $2.1 million in 2009. The increase was primarily driven by the Meritor WABCO joint venture increase of $5.0 million when compared to 2009 results. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in 2010.

Other Non-Operating Expenses, Net

Other non-operating expense, net increased by $429.1 million for 2010 as compared to 2009. This increase is primarily due to the reimbursement of the EC fine, as specified under the Indemnification and Cooperation Agreement, and assessed by the Commission in the amount of €326 million ($400.4 million at June 23, 2010 exchange rates) compared with the reversal of approximately $41.3 million of indemnification and other settlements in the statement of income in 2009 due to the closing of a tax audit and other settlements as well as a recorded gain on the sale of the investment in SCL of $0.7 million which were partially offset by a remeasurement loss of $11.5 million of our investment in WABCO-TVS recorded prior to the step acquisition.

Interest (Expense) / Income, Net

Net interest (expense) / income decreased by $2.1 million to $1.2 million of expense in 2010 compared to $0.9 million of income in 2009. The overall decrease in net interest (expense) / income is the net impact from changing interest rates on our debt and investments as well as fees paid in the first nine months of 2010 associated with the Receivables Facility entered into during September 2009.

Income Taxes

The income tax provision for the first nine months of 2010 was $30.2 million on pre-tax loss of $251.4 million before adjusting for noncontrolling interest, compared with a provision of $3.7 million on $13.7 million of pre-tax loss before adjusting for noncontrolling interest in the first nine months of 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, losses in certain foreign jurisdictions with no benefit and the accrual of interest on uncertain tax positions, partially offset by benefits from certain foreign tax planning. These foreign tax losses include a fully reserved tax deduction for the payment of the EC fine of approximately $400 million. The tax charge for 2009 was impacted by limited tax benefits associated with restructuring costs and the negative effect of our European supply chain structure in a year of low profitability.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $6.6 million ($6.3 million excluding foreign currency translation effects) to $9.1 million in 2010. The increase is primarily due to WABCO obtaining majority control of WABCO-TVS, which is 75% owned by the Company. Upon obtaining control, 100% of WABCO-TVS’

results of operations, beginning June 2009, are included in the condensed consolidated financial statements of the Company while the 25% that is not owned by WABCO is now included in the net income attributable to noncontrolling interests. In prior years, until June 2009, the results of WABCO-TVS were accounted for under the equity method.

Liquidity and Capital Resources

Cash Flows for the nine months ended September 30, 2010

Net cash used in operating activities was $264.2 million for the first nine months of 2010. This compared with net cash provided by operating activities of $126.4 million for the first nine months of 2009.

The Company recorded a net loss including noncontrolling interests of $281.6 million for the first nine months of 2010 compared with a net loss including noncontrolling interests of $17.4 million for the first nine months of 2009. The net loss for the first nine months of 2010 included noncash elements such as depreciation and amortization of $63.4 million. The cash flows also include the payment of the EC fine indemnification of €326 million. While in the first nine months of 2009 our working capital decreased due to a reduction in business volume, during the first nine months of 2010, the working capital has increased as a result of the recovery in the commercial vehicle industry. The increase in working capital was primarily driven by increased levels of accounts receivable and inventory which were partially offset by accounts payable. During the first nine months of 2010, the Company has sold accounts receivable of $79.2 million under our Accounts Receivable Financing Facility which generated incremental cash and cash equivalents of $43.0 million and restricted cash of $36.2 million which remains with Société Générale Bank Nederland N.V, and has been included in the condensed balance sheet as other current assets. Additionally, our past due accounts receivable amounts have continued to decrease and inventory turns have increased during the first nine months.

The change in other accrued liabilities and taxes was an increase of $33.0 million for the first nine months of 2010 compared to a decrease of $1.2 million for the first nine months of 2009. The major drivers of this change were indemnification and other tax related items as well as payroll items including the reinstatement of our annual incentive plan, partially offset by a reduction in our streamlining accruals. The change in other current and long-term assets for the first nine months of 2010 was an increase of $70.9 million compared to a decrease of $18.6 million for the first nine months of 2009. The main driver of this change is $36.2 million of restricted cash as a result of the sale of accounts receivables into the Accounts Receivable Financing Facility. The remaining amounts driving the change consist mainly of increases in income tax and value added tax items, guaranteed notes and deposits.

The Company had net cash used in investing activities of $39.0 million in the first nine months of 2010 as compared to net cash used in investing activities of $47.3 million in the first nine months of 2009. The net cash usage for 2010 includes capital expenditures of $17.6 million of investments in tooling, $19.6 million on plant and equipment and $4.8 million in computer software partially offset by $3.0 million of cash proceeds relating to the sale of a facility. This compared with $19.0 million of investments in tooling, $14.7 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $6.2 million in computer software during the first nine months of 2009.

The net cash provided by financing activities during the first nine months of 2010 amounted to $71.5 million compared to net cash used by financing activities of $96.8 million during the first nine months of 2009. The increase of cash flow from financing activities is primarily due to the drawdown on the multi-currency revolving credit facility to pay the EC fine indemnification and an increase in short term borrowings resulting from our Accounts Receivable Financing Facility.

As of September 30, 2010, our total third party debt was $235.9 million consisting primarily of $215.5 million of long term debt borrowed under our $800 million 5-year credit facility which is discussed in Note 8, Debt. Also, subsidiaries in other countries had borrowings from banks totaling $20.4 million of which $20.2 million is classified as short term debt and $0.2 million as long term debt. The increase from prior quarter is driven by a $19.3 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Financing Facility.

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, bank credit agreements, receivable financing facilities and the use of operating leases.

Credit Agreements

On May 31, 2007, we entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on

August 1, 2007. The proceeds of the borrowings under the credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. Up to $100 million under this facility may be used for issuing letters of credit of which $97.8 million was unused as of September 30, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility on September 30, 2010 was $215.5 million in addition to $2.2 million of letters of credit. The Company intends to refinance all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require us to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense, and a liquidity test. These terms are all defined within the agreement to the five-year $800 million credit facility. The liquidity covenant for the $800 million credit facility requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of September 30, 2010, our trailing four quarters adjusted EBITDA is $250.8 million, which consists of $78.5 million for the third quarter of 2010, $69.8 million for the second quarter of 2010, $56.1 million for the first quarter of 2010 and $46.4 million for the fourth quarter of 2009. As defined in our principal credit facility, our net indebtedness was $253.4 million at September 30, 2010 (comprised of $235.9 million of debt and $28.9 million of guarantees, offset by $11.4 million of excess cash), resulting in an EBITDA covenant ratio of 1 to 1. Given our net indebtedness of $253.4 million (including guarantees) at September 30, 2010 we had the ability to borrow approximately an incremental $499 million within the covenants of our principal credit facility, subsequent to the payment of the EC fine in September 2010.

Liquidity with Regard to European Commission Fine

On June 23, 2010, the Commission issued its decision imposing the EC fine totaling €326 million, $400.4 million, on the former American Standard Companies Inc. (now Trane Inc.), and certain of its European subsidiaries engaged in the Bath and Kitchen business for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement that was concluded in the context of the spin-off of WABCO from Trane in 2007, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

As specified under the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow by August 30, 2010, which was subsequently released from escrow and paid to the Commission by utilizing €230 million of cash on hand and €96.1 million of additional borrowings under our $800 million credit facility. Subsequent to this disbursement, as of September 30, 2010 our cash on hand of $111.4 million and the available borrowing capacity under our existing five-year revolving credit agreement of $499 million continue to provide ample liquidity to fund our operations and future growth opportunities. After reviewing all of the elements of the case WABCO decided to appeal the decision, and on September 8, 2010 WABCO filed its appeal in the General Court of the European Union, located in Luxembourg, requesting in a separate reduced brief that the appeal be treated as an expedited procedure. On October 22, 2010 the court decided to refuse WABCO’s application to adjudicate the appeal under an expedited procedure. Therefore, the court will consider the appeal under its normal procedures. It is expected that a decision will take at least four years.

Off-Balance Sheet Arrangements

As discussed above, the Company has the ability to use its accounts receivable financing facilities as one of several means to manage its liquidity. Under the terms of the receivables financing facility that we entered into with Société Générale, discussed further below, we have the ability to sell our accounts receivable directly to Société Générale.

On September 23, 2009, the Company established an accounts receivable financing facility (the “Receivables Facility”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Facility is €100 million; however, there can be no assurance that the participating sellers will generate sufficient receivables to access the maximum availability. The original term of the Receivables Facility was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Facility in September 2010. As of September 30, 2010, the Company has sold all relevant receivables which amounted to €58.1 million ($79.2 million at September 30, 2010 exchange rates) into the Receivables Facility. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. As a result of the sale, accounts receivable decreased by $79.2 million, cash and cash equivalents increased by $43.0 million, and the remaining amount of restricted cash of $36.2 million which remains with Société Générale Bank Nederland N.V, has been included in the balance sheet as other current assets. In addition to the above, the Company now has the ability to access cash on a daily basis which provided the Company with $19.3 million of additional cash as of September 30, 2010 which has been classified on the balance sheet as a short term loan.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. We have not utilized this facility.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2010.

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

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

WABCO HOLDINGS INC.

/s/ TODD WEINBLATT
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

October 29, 2010

WABCO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

10.1	First Amendment to German Receivables Purchase and Servicing Agreement, dated March 30, 2010, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser.

10.2	Second Amendment, dated September 27, 2010, to German Receivables Purchase and Servicing Agreement, dated September 23, 2009 and as amended on March 30, 2010, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser.

10.3	Amendment, dated March 30, 2010, to Master Definitions Agreement among Société Générale Bank Nederland N.V., as Senior Units Subscriber, the Bank or the Purchaser, as applicable, Paris Titrisation, as Management Company acting for the account of FCT Val Duchesse—Titrisation, Société Générale, as the Administrative Agent or Custodian, as applicable, Antalis S.A., WABCO France S.A.S., as French Seller, WABCO Fahrzeugsysteme GmbH, as German Seller, WABCO Automotive Italia SRL, as Italian Seller, WABCO Financial Services SPRL, as Depositor and the Seller’s Agent, and WABCO Europe SPRL, as Insurance Servicer.

10.4	German Security Assignment Agreement, dated September 27, 2010, between WABCO Fahrzeugsysteme GmbH, as German Seller and Société Générale Bank Nederland N.V, as Purchaser.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on October 29, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.