Form 10-K
period 2010-12-31
WABCO Holdings Inc.
filed 2011-02-17
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was approximately $2.2 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 10, 2011	66,571,170 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2010.

i

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities, including those associated with litigation matters and government investigations;

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	our ability to receive component parts from our suppliers;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations; and

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

History of Our Company

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. We were purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Control Systems business division within American Standard until we were spun off from American Standard on July 31, 2007. Subsequent to our spin-off, American Standard changed its name to Trane Inc., which we herein refer to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and exists today as a wholly owned subsidiary of Ingersoll-Rand.

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

Products and Services

We develop, manufacture and sell advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disk brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe, North America and Asia. We sell replacement parts, diagnostic tools, training and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators and provide remanufacturing services.

WABCO is a leader in improving highway safety, with products that help drivers prevent accidents by enhancing vehicle responsiveness and stability. For example, we offer a stability control system for trucks and buses that constantly monitors the vehicle’s motion and dynamic stability. If the system detects vehicle instability, such as the driver swerving to avoid another vehicle, it responds by applying the brakes at specific wheels, or slowing the vehicle down to minimize the risk of instability or a rollover. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced emergency braking system (AEBS). OnGuardPLUS is the commercial vehicle industry’s first system in compliance with the European Union’s expected regulation to make AEBS mandatory on new heavy commercial vehicles from November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems will be available from 2012 for trucks and buses worldwide.

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

Another key market in the global commercial vehicle industry is the trend toward environmental sustainability. This means improving fuel efficiency and reducing emissions. WABCO continues to innovate technology that increases fuel efficiency, reduces vehicle weight and optimizes energy recovery, among other advancements that increase the environmental friendliness of trucks, buses and trailers over the lifetime of the vehicle. WABCO increases fuel efficiency through industry breakthroughs such as clutch compressors, high-output two-stage compressors and advanced transmission automation systems. WABCO reduces vehicle weight, which influences fuels savings, through industry-leading engineering involving lighter materials and optimized weight-to-performance ratios in a new generation of technologies such as air disc brakes, high-output compressors and air dryer systems. WABCO recuperates energy through industry-leading innovations in air processing technology, electrically driven compressors and other products that integrate the vehicle’s mechanical operations and braking.

A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have over the last five years demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. During the five year period through 2010, WABCO’s European sales to T&B OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of Western European T&B production by an average of 3% per year.

Year to Year Change	2006	2007	2008	2009	2010
Sales to European T&B OEMs (at a constant FX rate)	+10%	+12%	+4%	-58%	+60%
European T&B Production	+5%	+10%	+4%	-62%	+52%

Customers

We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounts for approximately 13% and 12% of our sales in 2010 and 2009, respectively. Other key customers include Arvin Meritor, Ashok Leyland, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, MAN Nutzfahrzeuge AG (MAN), Meritor WABCO (a joint venture), Nissan Diesel, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, TATA Motors, Volvo (Mack and Renault) and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2010 and 2009, our top 10 customers accounted for approximately 51% and 48% of our sales, respectively.

The largest group of our customers, representing approximately 63% of sales (55% in 2009), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation. As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in their products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply.

The second largest group, representing approximately 26% of sales (32% in 2009), consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we continue to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 7% of sales (9% in 2009), consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.

The smallest group, representing approximately 4% of sales (4% in 2009), consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel and gasoline direct injection (“GDI”) engines and, therefore, enjoy higher than average growth rates associated with increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated customers who demand high product quality and overall service levels.

We address our customers through a global sales force that is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio.

Europe represented approximately 60% of our sales in 2010, down from 65% in 2009, the remainder coming primarily from the Americas and Asia. Our products are also manufactured in Europe, Asia and the Americas. The growth in Asia is being enhanced by our strong roots in China and India where we have achieved leading positions in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography		By Major End-Market
	FY 2010 % of Sales		FY 2010 % of Sales
• Europe	60%	• Truck & Bus Products (OEMs)	63%

• Asia / Pacific	22%	• Aftermarket	26%

• North America	8%	• Trailer Products	7%

• South America	7%	• Car Products	4%

• Other	3%

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

Technology

WABCO is focused on global technology trends that are relevant to our customers. Our technology strategy has two pillars to create value for manufacturers of commercial vehicles in every region of the world. One technology pillar is advanced safety and driver effectiveness to reduce the number of accidents involving commercial vehicles. Another technology pillar is vehicle efficiency to improve the environmental sustainability of trucks, buses and trailers.

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

We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America and Asia. WABCO expended approximately $85.9 million in 2010, $75.2 million in 2009 and $92.9 million in 2008 for research activities, product development and for product engineering.

We are also focused on longer-term opportunities, particularly in the area of Advanced Driver Assistance Systems (ADAS). ADAS is a technology concept that involves connecting advanced sensors with truck control devices, such as braking and steering systems as well as engine controls, to improve safety and avoid collisions. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced emergency braking system (AEBS). OnGuardPLUS is the commercial vehicle industry’s first system in compliance with the European Union’s expected regulation to make AEBS mandatory on new heavy commercial vehicles from November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems will be available from 2012 for trucks and buses worldwide.

Geographic Expansion

We continue to drive sales in the high growth markets of Eastern Europe, China, India and Brazil. In Eastern Europe, we have been manufacturing products since 2001. The market in Eastern Europe has historically experienced rapid growth, and we have established relationships with local customers. Brazil is a long-term growth market for WABCO due to its expected volume of truck and bus production and increasing adoption of advanced technology from commercial vehicles. For example, the Brazilian federal government has mandated that anti-lock braking systems will be compulsory on new trucks, buses and trailers in a phased approach starting in 2013 to further increase road safety. Also in 2010, WABCO celebrated its 30th anniversary in Brazil where the company is well anchored and has substantially advanced its local capabilities to integrate WABCO’s technologies, product engineering and lean manufacturing within our global organization. WABCO’s potential for growth in South America is due to our ability in Brazil to leverage global engineering, supply chain and support capabilities while deepening our connectivity with customers in the region. WABCO respects the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.

China

China is a key long-term growth market for us. The adoption of more advanced braking, safety and other related systems is increasing in China, and the number of trucks built in the country is expected to continue to increase in the longer term. We are the leading provider of advanced systems like ABS, with a strong brand and established customer relationships. In the short-to medium-term, growth will be driven by the enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, and we are well positioned to take advantage of this growth. Additional near term growth will be driven by introducing other new products into the local market such as our advanced air compressors and our new generation air disc brakes, clutch servos and automated manual transmission (AMT) systems. We have begun to supply our highly advanced modular AMT systems to CNHTC in China, illustrating our ability to grow in this market. To serve the growing demand for products both in China and for export, we have three facilities to manufacture conventional products, advanced systems such as ABS, and new modular air compressors. The latest factory was built to more closely support the partnership with CNHTC. In addition, we built a facility in the Southern part of China to produce air disc brakes as part of the joint venture formed in December 2008 with Guangdong FUWA Heavy Industry Co., Ltd. (FUWA).

India

India is another growth market for us due to its expected volume of truck production and increasing adoption of advanced technology from commercial vehicles. We participate in this market through WABCO-TVS (INDIA) Ltd. (“WABCO-TVS”), which we took a majority ownership position in during the second quarter of 2009, further strengthening the Company’s already well-anchored position in India. With three world class factories in different areas of India, we are the market leader in compressed air related products and systems. We leverage this enviable position to introduce increasingly advanced technologies like ABS advanced braking or Optidrive automated manual transmission control systems. India also provides a strong base for sourcing and engineering activities, which we are actively developing. WABCO-TVS is a sourcing hub for our global operations by purchasing raw materials locally at best cost and it provides machining capabilities in our factory in Mahindra City to process the metals, castings and electrical motors that are used in our other factories in Europe, North America, Brazil and China to manufacture our products. WABCO-TVS is also a center of mechanical and software engineering activity, that provides a source of high skills at very competitive cost to develop software and mechanical systems to support WABCO globally. In particular, WABCO-TVS has the expertise to develop products that completely satisfy emerging markets expectations and specificity.

Competition

Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we mostly operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr’s U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental (including Siemens-VDO) have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, who are focused on such products. In each of our products categories, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, delivery and service.

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve all different types of customers. Currently, over 69% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 10% in 1999. Facilities in best cost countries have historically helped reduce costs on the simpler and more labor-intensive products, while the facilities in Western Europe are focused on producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing. All facilities globally are deploying Six Sigma Lean initiatives to improve service level and generate productivity. By applying the Six Sigma philosophy and tools we seek to improve quality and predictability of our processes. Lean is geared towards eliminating waste in our supply chain, manufacturing and administrative processes. Both methodologies are customer driven and data based. In addition, our global supply chain team makes decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities.

Our global sourcing organization purchases a wide variety of components including electrical, electro-mechanical, cast aluminum products and steel, as well as copper, rubber and plastic containing components that represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe and Asia. To support the continuing shift of manufacturing to best cost countries, we also continue to shift more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners into our extended enterprise. Many of our Western European suppliers are accompanying us on our move to best cost countries. Since 1999, the share of our sourcing from best cost regions has increased from 10% to approximately 43%.

We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,325 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications and manufacturing processes. Our sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries performing functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India.

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

•

A 50 percent owned joint venture in Germany with Wurth Group (WABCOWURTH Workshop Services GmbH) that supplies commercial vehicle workshops, fleet owners and operators and end users internationally with multi-brand technology diagnostic systems

•	A 50 percent owned joint venture in North America with Arvin Meritor Automotive Inc. (Meritor WABCO) that markets ABS and other vehicle control products.

•	A minority equity investment in a joint venture in South Africa, where we have a 49% ownership joint venture with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees

We have 9,862 employees. Approximately 48% of our employees are salaried and 52% are hourly. Approximately 56% of our workforce is in Europe, 37% is in Asia, and the remaining 7% is in the Americas. Approximately 1,325 employees work in engineering/product development.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements or laws at the region or country level. Currently 60% of our workforce is covered by collective bargaining agreements and most of those agreements expire during 2011. The agreement for Germany covering 30% of our employees expires in 2012. The employees’ right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

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

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is materially dependent upon any single patent or group of related patents. At the same time, we recognize that technical leadership is an ongoing pillar of success and our intellectual property portfolio will continue to grow in importance for the company as a whole as a result. The risks associated with successful patent prosecution and defense, trademark protection and the exploitation and protection of other intellectual property rights accordingly is something that we are increasingly concerned with.

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

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs under way to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Thirteen of our manufacturing facilities have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. These facilities are those located in:

Claye-Souilly, France	Campinas, Brazil	Wroclaw, Poland
Gronau, Germany	Hanover, Germany	Jinan, China
Ambattur, India	Pyungtaek, Korea	Qingdao, China
Meppel, Netherlands	Mannheim, Germany	Charleston, United States
Mahindra World City, India

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2010 to evaluate and remediate these sites were not material.

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

Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In 2010, heavy truck and bus production has increased in Western Europe, our largest market which accounted for approximately 54% of our total sales. Adverse economic conditions in our markets, particularly in Western Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.

A global recession would negatively impact our customers and result in reduced demand for our products, which would therefore have a significant negative impact on our business.

During the recent global recession, the credit markets experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced availability of credit and increased borrowing costs. The disruptions in the credit markets and impacts of the global recession negatively impacted consumer spending patterns and caused our customers to reduce truck and bus production. While the commercial vehicle industry experienced a significant recovery in 2010, a further or “double dip” global recession could result in tightening of the still-fragile credit markets, which would cause our customers to again reduce truck and bus production, which would have a negative impact on our business and results of operations, our operating cash flows and our financial condition.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through subsidiaries in many different countries, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2010, approximately 92% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign currency exchange effects. Accordingly, significant changes in the exchange rates of the euro, U.S. dollar and other applicable currencies could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, our results of operations are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

•

we may have difficulty complying with a variety of foreign laws and regulations, some of which may conflict with United States law, and the uncertainty created by this legal environment could limit our ability to effectively enforce our rights in certain markets; and

•

in several of the countries in which we do business, we rely upon the ongoing performance of our joint venture partners who bear risks similar to the risks of the Company and also may include obligations they have under related shareholders’ agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy.

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

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently 60% of our workforce is covered by collective bargaining agreements and most of those agreements expire during 2011. These employees’ right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2010, sales to our top three customers accounted for approximately 13% (Daimler), 10% (Volvo) and 6% (Meritor WABCO – our 50%-owned joint venture in North America), respectively, of our sales, and sales to our top ten customers accounted for approximately 51% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

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

Under the Indemnification and Cooperation Agreement, the Separation and Distribution Agreement and the Tax Sharing Agreement, our wholly-owned subsidiary WABCO Europe BVBA has assumed and is responsible for certain contingent liabilities related to Trane’s business (including certain associated costs and expenses, whether arising prior to, at or after the Distribution) and will indemnify Trane for these liabilities. Among the contingent liabilities against which we will indemnify Trane and the other indemnities, are liabilities associated with certain non-U.S. tax liabilities and certain U.S. and non-U.S. environmental liabilities associated with certain Trane entities.

We will indemnify Trane, Ideal Standard International, including certain former European subsidiaries and affiliates of the former American Standard group, and their respective owners against any fines associated with an investigation into alleged infringement of European Union competition regulations.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and Ideal Standard International (including certain subsidiaries engaged, or formerly engaged in the Bath and Kitchen business) and their respective affiliates. As required by the Indemnification and Cooperation agreement, WABCO paid the fine amount into escrow on August 30, 2010 and those funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. It is expected that a decision on the appeal will take at least four years. See Item 3. “Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

Risks Relating to Our Common Stock

Your percentage ownership in WABCO may be diluted in the future.

Your percentage ownership in WABCO may be diluted in the future because of equity awards that have already been granted and that we expect will be granted to our directors and officers in the future under our Omnibus Incentive Plan. In addition, we may in the future issue additional equity securities, subject to limitations imposed by the Tax Sharing Agreement, in order to fund working capital needs, capital expenditures and product development, or to make acquisitions and other investments, which may dilute your ownership interest.

We cannot assure you that we will pay any dividends or repurchase shares.

While we have historically returned value to shareholders in the form of share repurchases and dividends, our ability to repurchase shares and pay dividends is limited by available cash, contingent liabilities and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 17, 2011, we conducted our manufacturing activities at 18 plants in 10 countries.

Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Mannheim, Germany	Foundation brakes
Gronau, Germany	Compressors and hydraulics
Meppel, Netherlands	Actuators
Wroclaw, Poland	Vehicle control systems
Qingdao, China	Braking systems
Jinan, China (2 plants)	Braking systems and Compressors
Taishan, China	Foundation brakes
Pyungtaek, Korea	Braking systems
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Stanowice, Poland	Remanufactured products
Rochester Hills, United States	Remanufactured products
Charleston, United States	Compressors

We own all of the plants described above, except for Claye-Souilly, France; Jinan, China; Taishan, China; Jamshedpur, India; Mahindra World City, India and Charleston, U.S.; which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2010, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Piscataway, New Jersey, are leased.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matters described below, we may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position.

The European Commission Investigation

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326.1 million in fines, or approximately $400 million on the date of assessment (the “EC fine”), on the former American Standard Companies Inc. (now Trane Inc. hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230 million of cash on hand and €96.1 million of additional borrowings under our five-year $800 million revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. It is expected that a decision on the appeal will take at least four years.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 17, 2011 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	51	Chairman of the Board of Directors and Chief Executive Officer
Ulrich Michel	48	Chief Financial Officer
Kevin Tarrant	53	Chief Human Resources Officer
Nikhil M. Varty	46	Vice President, Compression & Braking
Todd Weinblatt	41	Vice President and Controller
Jean-Christophe Figueroa	47	Vice President, Vehicle Dynamics and Controls
Vincent Pickering	42	Chief Legal Officer and Secretary

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

Ulrich Michel has served as our Chief Financial Officer since July 2007. Prior to July 2007, Mr. Michel served as Chief Financial Officer of Trane’s Vehicle Control Systems business, a position he had held since April 2005. Prior to holding that position, Mr. Michel served in the capacity of Chief Financial Officer for the Trane Commercial Systems’ Europe, Middle East, Africa, India & Asia Region from 2003 through April 2005. Prior to joining Trane in 2003, Mr. Michel spent more than six years in financial leadership positions at AlliedSignal/Honeywell with areas of focus including mergers and acquisitions, the Specialty Chemicals business, and the Control Products business in Europe. Before joining AlliedSignal/Honeywell, Mr. Michel spent eight years at Price Waterhouse.

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

Vincent Pickering has served as our Chief Legal Officer and Secretary since September 2010. Prior to joining WABCO, Mr. Pickering served as the Associate General Counsel for the Worldwide Licensing and Pricing Division of Microsoft Corp. for eight years. Prior to working at Microsoft, Mr. Pickering worked both in-house and in private practice, representing companies across a diverse range of industries that include the telecommunications and energy sectors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on NYSE under the symbol “WBC.” Our Certificate of Incorporation, as amended, authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share, and 4,000,000 shares of preferred stock, par value $.01 per share, all of which have been designated by our Board of Directors as a series of Junior Participating Cumulative Preferred Stock. We also have a rights agreement. Pursuant to the rights agreement, when triggered in certain takeover situations, one preferred stock purchase right will be issued for each outstanding share of our common stock.

As of February 9, 2011, there were 607 holders of record of the Company’s common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. We believe that there are approximately 40,787 beneficial owners of our common stock as of February 7, 2011.

We declared dividends of $4.5 million in the first quarter of 2009 on our common stock, but subsequently suspended the payment of further dividends.

Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2009 and 2010.

2009	High	Low	Dividends Declared
First quarter	$18.86	$8.10	$0.07
Second quarter	$18.40	$11.99	$—
Third quarter	$21.91	$16.00	$—
Fourth quarter	$26.14	$20.35	$—

2010
First quarter	$31.04	$24.09	$—
Second quarter	$36.92	$26.64	$—
Third quarter	$43.29	$30.74	$—
Fourth quarter	$60.95	$41.19	$—

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder’s return on our common stock from August 1, 2007 through December 31, 2010, with the Standard & Poor’s 500 Index and the Standard & Poor’s Auto Parts & Equipment Index. The table and graph use data supplied by the Compustat Services unit of Standard & Poor’s Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.

Total Shareholder Returns

	7/31/07	12/31/07	12/31/08	12/31/09	12/31/10
WABCO Holdings, Inc.	100	104.67	33.30	54.71	129.24
S&P 500 Index	100	101.79	64.13	81.10	93.32
S&P 500 Auto Parts & Equipment Index	100	96.19	49.38	76.38	109.06

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Sales	$2,175.7	$1,491.5	$2,588.0	$2,415.9	$2,015.2
Cost of sales	1,556.6	1,126.7	1,883.5	1,760.5	1,462.2
Streamlining expenses (a)	4.0	37.0	10.5	3.7	1.3

Gross profit	615.1	327.8	694.0	651.7	551.7
Costs and expenses:
Selling and administrative expenses	307.4	251.9	316.8	290.7	248.1
Product engineering expenses	85.9	75.2	92.9	84.2	72.2
Streamlining (income) / expenses (a)	(0.8)	19.8	26.4	9.1	6.9
Other operating expense / (income), net	5.0	(4.2)	11.4	26.0	1.5

Operating income / (loss)	217.6	(14.9)	246.5	241.7	223.0
European Commission fine indemnification	(400.4)	—	—	—	—
Equity income of unconsolidated joint ventures	9.9	3.1	8.1	9.1	23.3
Other non-operating (expense), net	(2.2)	(5.3)	(4.3)	(6.6)	(6.8)
Income from indemnification and other settlements	—	41.3	—	—	—
Fair value adjustment (charge) of the noncontrolling interest prior to taking control	—	(11.5)	—	—	—
Interest (expense) / income, net	(2.2)	0.5	3.7	(4.5)	(11.3)

(Loss) / income before income taxes	(177.3)	13.2	254.0	239.7	228.2
Income tax expense / (benefit) (b)	36.9	(10.7)	38.2	111.3	87.9

Net (loss) / income including noncontrolling interests	(214.2)	23.9	215.8	128.4	140.3
Less: net income attributable to noncontrolling interests	11.9	5.1	2.5	3.0	2.5

Net (loss) / income	$(226.1)	$18.8	$213.3	$125.4	$137.8

Per share:
Basic	$(3.50)	$0.29	$3.28	$1.85	—
Diluted	$(3.50)	$0.29	$3.24	$1.81	—
Average number of outstanding common shares:
Basic	64,562,222	64,024,237	65,113,404	67,887,919	—
Diluted	64,562,222	65,030,557	65,871,941	69,270,661	—
Pro forma net income per common share:
Basic	—	—	—	—	$2.03
Diluted	—	—	—	—	$1.98
Pro forma number of outstanding common shares (c):
Basic	—	—	—	—	67,867,159
Diluted	—	—	—	—	69,696,428
Balance Sheet Data (at end of period):
Total assets	$1,524.9	$1,715.6	$1,776.0	$1,794.2	$1,276.9
Total debt	$113.5	$156.1	$250.0	$126.2	$75.2
Total Shareholders’ equity / Owner’s Net Investment	$412.3	$640.1	$601.5	$607.6	$315.2
Cash dividends per common share	$—	$0.07	$0.28	$0.14	$—

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

(b) The income tax provision for 2010 includes taxes on earnings in profitable jurisdictions and benefits related to ongoing foreign tax planning activities. In addition, the tax provision for 2010 excludes any benefit related to the indemnification payment of approximately $400 million for the EC fine. During the third quarter, an uncertain tax position of approximately $135.8 million was recorded for the tax deduction related to the EC fine. The entity that will claim a deduction for $396.9 million of the EC fine has existing net operating losses resulting in a deferred tax asset in a foreign jurisdiction for which a full valuation allowance has been provided. Consequently, as this tax deduction would otherwise increase the deferred tax asset related to the net operating losses for which a full valuation allowance is provided, the uncertain tax position of $134.9 million is recorded as a reduction of the related deferred tax asset on the balance sheet.

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

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2010, 2009, and 2008 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

During 2010, the commercial vehicle industry continued its global recovery and our sales worldwide increased by 46% (47% excluding foreign currency translation effects) compared with the same period a year ago. Overall, our sales growth in 2010 outperformed the global market for truck and bus production.

Continuing to show the importance of emerging markets, China, India and Brazil accounted for 68% of the world’s truck and bus production in 2010, and we benefited from our well-anchored position in these fast-growing emerging economies and achieved higher value of WABCO content per vehicle produced in these markets.

Our aftermarket sales grew by 22% year over year, excluding foreign currency translation effects, resulting in record aftermarket revenues. This performance indicates increased utilization of fleets and illustrates the results of the aftermarket growth strategies we initiated several years ago.

On June 23, 2010, the European Commission announced a €326.1 million civil fine ($400 million at the date of assessment) against entities representing the former American Standard Companies Inc. and certain of its former operations in Europe. The fine is the result of the Commission’s previously disclosed investigation of alleged anticompetitive practices prior to 2004 by numerous European bathroom fixtures and fittings companies, including those which were part of American Standard’s European operations. WABCO has never manufactured or marketed any of the products in this investigation and no one from WABCO had any involvement with the matter. However, as previously disclosed, WABCO is obliged to indemnify American Standard Companies Inc., now known as Trane Inc., and the Ideal Standard entities involved in the Commission’s investigation against any fine related to this investigation. We paid the fine using existing cash balances and funds from our credit facility. We believe that the amount of the fine was excessive and we filed our appeal on September 8, 2010 in the General Court of the European Union.

In July 2010, we formed WABCO Reman Solutions, a new business to remanufacture (refurbish) components for commercial and passenger vehicles that will initially serve customers in Europe and North America while expanding into Asia in due course. This new operation creates an opportunity for growth in our aftermarket business as we target new revenues in the rapidly expanding market for high-quality, environmentally friendly, remanufactured electronic, mechatronic and mechanical components.

Throughout 2010, we continued to leverage our exceptional efforts from the previous year when WABCO reduced its cost structure and, as a result, we transformed major sales growth into strong profitability. Our WABCO Operating System continued to adapt to fast-changing markets and delivered $54.3 million of materials and conversion productivity, with materials productivity representing 3.9% of total materials cost, which was accomplished in an environment where commodity inflation increased our materials cost.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our European sales to T&B OEMs, which, account for approximately 56% of our global sales to T&B OEMs and Western European T&B production, for the last five years. Sales data is shown at a constant Euro to U.S. dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the growth in Western European T&B production by an average of 3% per year.

Year to Year Change	2006	2007	2008	2009	2010
Sales to European T&B OEMs (at Constant FX rate)	+10%	+12%	+4%	-58%	+60%
European T&B Production	+5%	+10%	+4%	-62%	+52%

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

Our aftermarket sales account for approximately 26% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (on a constant exchange to the U.S. dollar rate) have grown by 7% annually for the last five years as shown in the table below.

Year to Year Change	2006	2007	2008	2009	2010	Average Change
Aftermarket Sales (at Constant FX rate)	+10%	+7%	+1%	-6%	+22%	+7%

Distribution of WABCO’s Sales by Major End-Markets, Product Types and Geography

	2010	2009	2008
Major End-Markets
OE Manufacturers:
Truck & Bus products	63%	55%	62%
Trailer products	7%	9%	13%
Car products	4%	4%	4%
Aftermarket	26%	32%	21%

	100%	100%	100%

Geography:
Europe	60%	65%	76%
North America	8%	8%	6%
South America	7%	6%	6%
Asia Pacific	22%	18%	10%
Other	3%	3%	2%

	100%	100%	100%

Our largest customer is Daimler, which accounts for approximately 13% of our sales. Other key customers include Volvo through Arvin Meritor, Ashok Leyland, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, MAN Nutzfahrzeuge AG (MAN), Meritor WABCO (a joint venture), Nissan Diesel, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, TATA Motors, Volvo (Mack and Renault) and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2010 and 2009, our top 10 customers accounted for approximately 51% and 48% of our sales, respectively.

Results of Operations

Approximately 92% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Year-over-year changes in sales, expenses and net income for 2010 compared with 2009 and 2009 compared with 2008, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Results of Operations for 2010 Compared with 2009

(amounts in millions)

	Year ended December 31,			Excluding Foreign Exchange Translation
	2010	2009	% change reported	2010 adjusted amount	% change adjusted
Sales	$2,175.7	$1,491.5	45.9%	$2,196.1	47.2%
Cost of sales	1,560.6	1,163.7	34.1%	1,569.4	34.9%

Gross profit	615.1	327.8	87.6%	626.7	91.2%
Operating expenses	397.5	342.7	16.0%	407.4	18.9%

Operating income / (loss)	217.6	(14.9)	*	219.3	*
Equity in net income of unconsolidated joint ventures	9.9	3.1	*	10.0	*
Other non-operating (expense) / income, net	(402.6)	24.5	*	(464.3)	*
Interest (expense) / income, net	(2.2)	0.5	*	(2.3)	*

(Loss) / income before income taxes	(177.3)	13.2	*	(237.3)	*
Income tax expense / (benefit)	36.9	(10.7)	*	33.2	*

Net (loss) / income including noncontrolling interests	(214.2)	23.9	*	(270.5)	*
Less: net income attributable to noncontrolling interests	11.9	5.1	*	11.5	*

Net (loss) / income	$(226.1)	$18.8	*	$(282.0)	*

*	Percentage change not considered meaningful

Sales

Our sales for 2010 were $2.2 billion, an increase of 45.9% (47.3% excluding foreign currency translation effects and 43.6% excluding the acquisition of WABCO-TVS in India which the Company began consolidating in June of 2009) from $1.5 billion in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in all markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Sales in Europe, our largest market, increased approximately 35.9% (40.5% excluding foreign currency translation effects) for the full year 2010. Total sales increased 39.0% in North America. Total sales in Asia increased 80.5% (74.5% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in China of 69.1% (67.4% excluding foreign currency translation effects), which continued to benefit from higher production levels in addition to increased content per vehicle. Total sales in South America increased 73.0% (56.1% excluding foreign currency translation effects), which benefited from increased production of T&B and growing content per vehicle. Based on our analysis, WABCO’s sales growth for 2010 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 21.2% (22.3% excluding foreign currency translation effects). The sales for 2010 were at a record level for the aftermarket business, which has benefited from higher fleet utilization rates compared to 2009 and from the continued execution of our aftermarket growth strategies initiated several years ago.

Gross Profit

Gross profit increased by $287.3 million ($298.9 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed $142.2 million of the increase while our continued focus on materials and conversion productivity, as well as the benefits realized from overhead absorption generated $136.9 million in improvements. The achievement of this level of improvement was driven by our ability to maintain strict control over indirect costs and was accomplished in an environment where commodity inflation increased our materials cost by approximately 1.7% compared to last year. We generated $15.0 million in margin improvements by benefiting from the exchange rate advantages of our global manufacturing footprint. Also, included in gross profit was approximately $1.6 million of higher foreign currency transactional gains primarily related to the remeasurement of foreign currency monetary assets and liabilities on our balance sheet. Lower streamlining expenses increased gross profit by $36.5 million. Partially offsetting these improvements were sales price declines that had a negative impact of $29.8 million, or 1.3% of sales, and labor and other cost escalations of approximately $3.5 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $54.8 million ($64.7 million excluding foreign currency translation effects). Operational spending increased by $74.2 million which was comprised of the following components: the reinstatement of certain suspended costs including our annual incentive plan and elimination of reduced work weeks totaling $24.0 million, annual incentive plan expense accrued above our plan targets of $14.3 million, full year inclusion of India operating expenses and labor and other cost inflation and escalations of $12.4 million, and new investments of $23.5 million. The above operational spending increase of $74.2 million as well as increased separation costs of $8.7 million were partially offset by reduced costs associated with streamlining programs of $18.2 million.

Streamlining Expenses

We incurred $3.2 million of net streamlining expenses during 2010 of which $4.0 million was charged to cost of sales and $0.8 million was realized as net operating income. The total charge of $3.2 million is made up of $4.1 million of employee related costs and $1.3 million of asset write-off’s, partially offset by a reversal of $2.2 million relating to an employee benefit accrual true-up. We incurred $56.8 million of streamlining expenses during 2009 of which $19.8 million was charged to selling and administrative expenses and $37.0 million was charged to cost of sales. We expended $28.9 million of cash on streamlining activities in 2010.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $6.8 million to $9.9 million in 2010 as compared to $3.1 million in 2009. The increase was driven by income from the Meritor WABCO joint venture. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in 2010.

Other Non-Operating Expense, net

Other non-operating expense, net increased by $427.1 million for 2010 as compared to 2009. This increase is primarily due to the payment of the EC fine in the amount of €326.1 million ($400.4 million at June 23, 2010 exchange rates) compared with the reversal of approximately $41.3 million of indemnification and other settlements in the statement of income in 2009 due to the closing of a tax audit and other settlements as well as a recorded gain on the sale of the investment in SCL of $0.7 million which was partially offset by a remeasurement loss of $11.5 million of our investment in WABCO-TVS recorded prior to the step acquisition of WABCO-TVS.

Interest (Expense) / Income, net

Net interest (expense) / income decreased by $2.7 million ($2.8 million excluding foreign currency translation effects) to $2.2 million of expense in 2010 compared to $0.5 million of income in 2009. The overall change in net interest (expense) / income is the net impact from changing interest rates on our debt and investments, fees associated with our Accounts Receivable Securitization Program and the overall change in the net debt position attributable to the payment of the EC fine in the latter part of the third quarter of 2010.

Income Taxes

The income tax provision for 2010 was $36.9 million on pre-tax loss of ($177.3) million before adjusting for noncontrolling interest, compared with a benefit of $(10.7) million on $13.2 million of pre-tax income before adjusting for minority interest in 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, the accrual of interest on uncertain tax positions and true-ups from filing income tax returns, partially offset by benefits from certain foreign tax planning and releases of accruals for uncertain tax positions for which the statute of limitations in foreign jurisdictions has expired. Additionally, the 2010 provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future. The tax provision for 2010 also excludes any benefit related to the payment of the EC fine. During the third quarter, an uncertain tax position of approximately $135.8 million was recorded for the tax deduction related to the payment of the EC fine. The WABCO entity that will claim this deduction for $396.9 million has existing net operating losses in a foreign jurisdiction for which a full valuation allowance has been provided. Consequently, as this tax deduction would otherwise increase the deferred tax asset related to the net operating losses for which a full valuation allowance is provided, the uncertain tax position of $134.9 million is recorded as a reduction of the related deferred tax asset on the balance sheet.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $6.8 million ($6.4 million excluding foreign currency translation effects) to $11.9 million in 2010. The increase is primarily due to the improved results of the WABCO-TVS business in India.

Backlog

Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1.0 billion at the end of the fourth quarter, up 61.1% (up 67.9% excluding foreign currency translation effects) from the end of the fourth quarter of 2009 attributable to a significant uptick in production in the commercial vehicle industry. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2009 Compared with 2008

(amounts in millions)

	Year ended December 31,		% change reported	Excluding Foreign Exchange Translation
	2009	2008		2009 adjusted amount	% change adjusted
Sales	$1,491.5	$2,588.0	(42.4)%	$1,568.7	(39.4)%
Cost of sales	1,163.7	1,894.0	(38.6)%	1,227.6	(35.2)%

Gross profit	327.8	694.0	(52.8)%	341.1	(50.9)%
Operating expenses	342.7	447.5	(23.4)%	363.9	(18.7)%

Operating (loss) / income	(14.9)	246.5	*	(22.8)	*
Equity in net income of unconsolidated joint ventures	3.1	8.1	(61.7)%	3.0	(63.0)%
Other non-operating income/(expense), net	24.5	(4.3)	*	21.4	*
Interest income, net	0.5	3.7	(86.5)%	0.9	(75.7)%

Income before income taxes	13.2	254.0	(94.8)%	2.5	(99.0)%
Income tax (benefit) / expense	(10.7)	38.2	*	(9.7)	*

Net income including noncontrolling interests	23.9	215.8	(88.9)%	12.2	(94.3)%
Less: net income attributable to noncontrolling interests	5.1	2.5	*	5.2	*

Net income	$18.8	$213.3	(91.2)%	$7.0	(96.7)%

*	Percentage change not considered meaningful

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

Sales in Europe, our largest market, decreased approximately 50.6% (46.4% excluding foreign currency translation effects) for the full year 2009, which based on our estimate, was better than the decline in European truck production. Sales decreased 25.2% in North America, which based on our estimate, was less than the decrease in North American truck production. Sales in Asia increased 7.1% (6.0% excluding foreign currency translation effects), which included a favorable impact of 26.7% resulting from the acquisition of WABCO-TVS in India. The sales growth in Asia included an increase in China sales of 3.1% (1.1% excluding foreign currency translation effects), which benefited from a higher production of trucks for the domestic markets. However, sales growth in China was less than the increase in production of new commercial vehicles due to the significant decline in trucks produced for export which carry a higher content per vehicle than trucks for the domestic market. Sales in South America decreased 37.7% (32.0% excluding foreign currency translation effects). Total aftermarket sales decline, included in the geographic numbers provided above, was 13.0% (6.4% excluding foreign currency translation effects), which was impacted by both the Original Equipment Supply channel and the Independent Aftermarket channel due to declines in transportation.

Gross Profit

Gross profit decreased by $366.2 million ($352.9 million excluding foreign currency translation effects). The decrease in gross profit was primarily driven by volume and mix decreases of approximately $230.4 million. Overhead underabsorption, labor and other cost escalations had a negative impact of approximately $121.1 million, while higher spending on streamlining programs decreased gross profit by $31.0 million. Additionally, sales price decreases had a negative impact of $26.5 million. Despite the poor economic environment, we generated $56.6 million of materials and conversion productivity, which was a significant achievement given the very difficult market conditions experienced in 2009. Also, included in gross profit was approximately $0.5 million of foreign currency transaction gains related mainly to the sale of products in countries (with different currencies) outside of the country where they are manufactured were reported.

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

Cost Reduction Programs and Streamlining Expenses

Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008, which began with a consultative process with works councils and employee representatives globally. The initial intent was to reduce our global workforce by approximately 1,000 positions. As we continued to assess the impacts of the declining market conditions, we planned further reductions bringing the estimated total to 1,800 employees. This level of reduction in workforce brought our capacity in line with market demand, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. We believe the completion of these actions created sufficient flexibility in production and helped us to cope with anticipated demand volatility.

We also continued our cost reduction program which was put in place during 2008. We achieved cost savings of $75 million in operating expenses during 2009. This success reflected major progress in containing the costs of our streamlining program, as well as cost reductions across our organization, including flexible work schedules, shortened work weeks in some locations, reductions in discretionary expenses, and our decision to decrease executive and senior management compensation, among other measures.

We incurred $56.8 million of streamlining expenses during 2009 of which $19.8 million has been charged to selling and administrative expenses and $37.0 million was charged to cost of sales. We incurred $36.9 million of streamlining expenses during 2008 of which all is associated with severance relating to 2008 plans with $26.4 million charged to selling and administrative expenses and $10.5 million charged to cost of sales. We expended $40 million of cash on streamlining activities in 2009.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $5.0 million to $3.1 million in 2009 as compared to $8.1 million in 2008. The decrease was primarily driven by the step acquisition of WABCO-TVS resulting in lower earnings in 2009 of $3.5 million from the SCL joint venture. This is due to the fact that upon WABCO obtaining majority control of WABCO-TVS, 100% of WABCO-TVS’ results of operations, beginning June 2009, were included in the consolidated financial statements of the Company. At the same time, the Company reduced its ownership percentage in SCL to zero. Income from the Meritor WABCO joint venture increased $0.3 million and income from the South Africa joint venture decreased $1.8 million, when compared to 2008 results.

Other Non-Operating Expense, net

Other non-operating expense, net decreased by $28.8 million ($25.7 million excluding foreign currency translation effects) for 2009 as compared to 2008. This decrease was primarily due to a reversal of approximately $41.3 million of indemnification and other settlements in the statement of income due to the closing of a tax audit and other settlements as well as a recorded gain on the sale of our investment in SCL of $0.7 million. These were partially offset by a fair value remeasurement resulting in a loss of $11.5 million of the investment in WABCO-TVS recorded prior to the step acquisition of WABCO-TVS.

Interest Income, net

Interest income, net decreased by $3.2 million ($2.8 million excluding foreign currency translation effects) to $0.5 million in 2009 compared to $3.7 million in 2008. The overall decrease in interest income was related to the significant drop in interest rates.

Income Taxes

The income tax benefit for 2009 was $(10.7) million on pre-tax income of $13.2 million before adjusting for noncontrolling interest, compared with a provision of $38.2 million on $254.0 million of pre-tax income before adjusting for minority interest in 2008. The tax benefit for 2009 was the net result of the release of tax accruals as a consequence of the settlement of a foreign tax audit, partially offset by the limited tax benefits associated with restructuring costs, and the negative effect of our European supply chain structure in a year of low profitability. Additionally, the 2009 benefit includes a provision for a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $2.6 million ($2.7 million excluding foreign currency translation effects) to $5.1 million in 2009. The increase was primarily due to WABCO obtaining majority control of WABCO-TVS, which is 75% owned by the Company. Upon obtaining control, 100% of WABCO-TVS’ results of operations, beginning June 2009, were included in the condensed consolidated financial statements of the Company while the 25% that was not owned by WABCO was included in the net income attributable to noncontrolling interests. In prior years, the results of WABCO-TVS were accounted for under the equity method.

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

Liquidity and Capital Resources

We employ several means to manage our liquidity and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our five-year $800 million multi-currency revolving credit facility, our Accounts Receivable Securitization Program and the use of operating leases.

Cash Flows for 2010 Compared with 2009

Net cash used by operating activities was $190.0 million for 2010. This is compared with net cash provided by operating activities of $146.4 million for 2009.

We recorded a net loss including noncontrolling interests of $214.2 million for 2010 compared with net income including noncontrolling interests of $23.9 million for 2009. The net loss for 2010 included noncash elements such as depreciation and amortization of $83.3 million. The cash flows also included payment of the EC fine of €326.1 million. While in 2009 our working capital decreased due to a reduction in business volume, during 2010, despite the recovery in the commercial vehicle industry, our working capital decreased again. The decrease in working capital was primarily driven by increased levels of accounts payable, partially offset by increased levels of inventory. During 2010, we sold accounts receivable under our Accounts Receivable Securitization Program. As of December 31, 2010, the amount of receivables sold and outstanding was $111.4 million which generated incremental cash and cash equivalents of $59.6 million and restricted cash of $51.8 million which remains with Société Générale Bank Nederland N.V. Additionally, our past due accounts receivable amounts have continued to decrease and inventory turns have increased during the period.

The change in other accrued liabilities and taxes was an increase of $51.0 million for 2010 compared to a decrease of $33.3 million for 2009. The major drivers of this change were indemnification and other tax related items as well as payroll items including the reinstatement of our annual incentive plan, partially offset by a reduction in our streamlining accruals. The change in other current and long-term assets for 2010 was an increase of $101.7 million compared to a decrease of $10.1 million for 2009. The main driver of this change is $51.8 million of restricted cash as a result of the sale of accounts receivables into the Accounts Receivable Securitization Program. The remaining amounts driving the change consist mainly of increases in value added tax items, guaranteed notes, deposits and advances to suppliers.

The net cash used in investing activities amounted to $70.7 million in 2010 compared to net cash used in investing activities of $73.8 million in 2009. The net cash usage for 2010 includes capital expenditures of $29.2 million of investments in tooling, $36.5 million on plant and equipment and $8.0 million in computer software partially offset by $3.0 million of cash proceeds relating to the sale of a facility. This compared with $32.4 million of investments in tooling, $26.9 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $7.1 million in computer software 2009.

The net cash used by financing activities during 2010 amounted to $15.4 million compared to $121.9 million of net cash used during 2009.

As of December 31, 2010, our total third party debt was $113.5 million consisting primarily of $96.6 million of long term debt borrowed under our $800 million five-year credit facility which is discussed in Note 12 – Debt of our consolidated financial statements. Also, subsidiaries in other countries had borrowings from banks totaling $16.9 million, of which $16.7 million is classified as short term debt and $0.2 million as long term debt. The increase from prior year is driven by a $16.0 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program. The remaining $0.9 million supports local working capital requirements.

We received $41.8 million of stock option proceeds during 2010 compared with $0.3 million in 2009. The number of stock options exercised in 2010 and 2009 were 2,231,178 and 38,621, respectively.

Cash Flows for 2009 Compared with 2008

Net cash provided by operating activities was $146.4 million for 2009. This is compared with net cash provided by operating activities of $324.8 million for 2008.

Although we only realized net income including noncontrolling interests of $23.9 million for 2009 compared with net income including noncontrolling interests of $215.8 million for 2008, we were still able to achieve strong cash flow. The net income for 2009 included noncash elements such as the fair value loss adjustment of the noncontrolling interest prior to taking control of WABCO-TVS of $11.5 million, our reversal of $41.3 million of indemnification liabilities and other settlements, and depreciation and amortization of $89.6 million. In addition, we reduced our working capital during 2009. Accounts receivable was reduced by $68.3 million, driven by a reduction in our past due receivables, resulting in a significant improvement in days sales outstanding. We were also able to successfully reduce inventory levels by $23.0 million in 2009, despite increases in safety stock. Both impacts were partially offset by a reduction in accounts payable of $13.1 million which was primarily driven by the reduction in inventory.

Within investing activities, we made capital expenditures of $73.8 million in 2009 as compared to capital expenditures of $83.6 million in 2008. The capital expenditures for 2009 include $32.4 million of investments in tooling, $26.9 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $7.1 million in computer software. This compared with $41.6 million of investments in tooling, $36.4 million on plant and equipment, and $5.6 million in computer software during 2008. As a result of the downturn in the economy, we implemented controlled spending measures which resulted in capital expenditure reductions versus prior year.

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

In November 2007, we entered into a €50 million, 364 day credit agreement with the Bank of Tokyo-Mitsubishi. In April 2008, we obtained an amendment, extending the maturity date by six months. In November 2008, €50 million was drawn under the agreement. We redeemed the outstanding debt of €50 million ($63.5 million) and terminated the credit agreement on February 26, 2009.

As of December 31, 2009, our total third party indebtedness was $156.1 million consisting primarily of $154.0 million of long term debt borrowed under our $800 million 5-year credit facility which is discussed in Note 12 – Debt. Also, subsidiaries in other countries had borrowings from banks totaling $2.1 million. These loans support local working capital requirements.

While we paid dividends totaling $18.3 million in 2008, we paid only one quarterly dividend of $4.5 million in 2009.

While we repurchased $153.5 million of our own common stock under a board approved stock repurchase program in 2008, we did not repurchase any common stock in 2009.

Credit Facility

On May 31, 2007, we entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. At December 31, 2010, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.7 million was unused as of December 31, 2010, and up to $75 million for same-day borrowings. The balance outstanding on this facility as of December 31, 2010, was $96.6 million in addition to $2.3 million of letters of credit. We pay a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. We also pay 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.26% and 0.71%, respectively at December 31, 2010) are subject to adjustments should our leverage ratio change. We intend to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require us to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of December 31, 2010, our trailing four quarters adjusted EBITDA is $299.3 million, which consists of $94.9 million for the fourth quarter of 2010, $78.5 million for the third quarter of 2010, $69.8 million for the second quarter of 2010 and $56.1 million for the first quarter of 2010. As defined in our principal credit facility, our net indebtedness was $143.4 million at December 31, 2010 (comprised of $113.5 million of debt and $29.9 million of guarantees), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our net indebtedness of $143.4 million (including guarantees) at December 31, 2010 we had the ability to borrow approximately an incremental $668 million under the facility (after considering the $100 million liquidity requirement) within the covenants of our principal credit facility.

Accounts Receivable Securitization Program

As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity. Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2010 for one year.

During the fiscal year ended December 31, 2010, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during 2010 was €578 million ($756 million at weighted average, 2010 exchange rates). No receivables were sold during 2009. The amount of eligible receivables sold and outstanding at December 31, 2010 amounted to €83.8 million ($111.4 million at December 31, 2010 exchange rates). As a result of the sale, accounts receivable decreased by $111.4 million and cash and cash equivalents increased by $59.6 million. The remaining amount of proceeds of $51.8 million is deposited with Société Générale Bank Nederland N.V. and is classified as restricted cash on the consolidated balance sheet at December 31, 2010.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold were immaterial, and the delinquency percentage (as defined by the Accounts Receivable Securitization Program) for the month ending December 31, 2010 was 0.23% or $0.3 million of the sold receivables balance. Servicing fees for the program were $1.8 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

Factoring Program

On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this program.

Off-Balance Sheet Arrangements

Please see the disclosure above in “Accounts Receivable Securitization Program.”

Contractual Obligations

Following is a summary of contractual obligations as of December 31, 2010.

Aggregate Contractual Obligations

As of December 31, 2010

(in millions)

Payments due by period(1)
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	Beyond 2015
Debt obligations (principal plus interest)(2)	$114.6	$17.6	$97.0	$—	$—
Operating lease obligations(3)	65.3	16.4	21.7	15.0	12.2
Tax indemnifications(4)	37.3	33.1	—	—	—
Purchase obligations(5)	175.0	175.0	—	—	—
Unfunded pension and post-retirement benefits(6)	305.1	28.9	59.1	60.7	156.4
Tax liabilities(7)	82.0	29.0	—	—	—

Total	$779.3	$300.0	$177.8	$75.7	$168.6

(1)	The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our primary credit agreement will depend on the amount of debt outstanding under the agreement in each year.
(2)	Amounts shown for debt obligations include the associated interest amounting to $1.1 million, calculated at the December 31, 2010 rates applicable to each type of debt.
(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2010. The present value of the $65.3 million total is equivalent to approximately $55.3 million, discounted at an assumed rate of 5.5%.
(4)	Amounts are estimated costs that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. The remaining $4.2 million is classified as long term and the Company is currently unable to estimate the timing of the potential amounts to be paid beyond 2011.
(5)	In the normal course of business we expect to purchase approximately $1.5 billion in 2011 of materials and services, and estimate that on average no more than approximately $175 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.3 billion, $0.9 billion and $1.6 billion on materials and services in 2010, 2009 and 2008, respectively.
(6)	Amounts represent undiscounted projected benefit payments to WABCO’s unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2011. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2010 and include benefits attributable to estimated future employee service of current employees.
(7)	Amounts represent the Company’s unrecognized tax benefits (including interest of $8.7 million) potentially owed to tax authorities as described in Note 14—Income Taxes. The remaining $53.0 million liability is classified as long term and the Company is currently unable to estimate the timing of potential amounts to be paid beyond 2011.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance primarily contained in ASC topic 810, Consolidation (“ASC 810”). The updated guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. ASC 810 is effective for fiscal and interim periods beginning after November 15, 2009. The Company has adopted ASC topic 810 as of January 1, 2010. The adoption of ASC 810 did not have a material impact on the consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, (“ASU 2010-02”). ASU 2010-02 amends ASC 810 by clarifying the scope of the decrease in ownership provisions of subtopic ASC 810-10. ASU 2010-02 also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-02 as of January 1, 2010. The adoption of ASU 2010-02 did not have a material impact on the consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. For public entities, the provisions related to disclosures of financing receivables as of the end of a reporting period (e.g., credit quality information, impaired loan information) for ASU 2010-20 are effective for fiscal and interim periods ending on or after December 15, 2010. The Company adopted amendments to the Codification resulting from ASU 2010-20 on December 31, 2010. As ASU 2010-20 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the rollforward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2010. The Company does not believe that the adoption of the financing receivable activity disclosures of the ASU-2010 standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financials statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

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

We believe that of our significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are allowance for doubtful accounts, inventory reserves, facilities, goodwill, stock-based compensation, post-retirement benefits, warranties, income taxes, and contingencies.

Allowance for Doubtful Accounts—The Company performs ongoing credit evaluations on its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company’s customers could affect the reserve balances required.

Inventory Reserves—On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed. Historically, this policy has given a close approximation of the Company’s experience with slow moving and obsolete inventory. The Company does not foresee a need to revise its policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve.

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

Goodwill—The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1st or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognize in an amount equal to that excess.

The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO’s plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company’s fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2010 and the Company’s goodwill was not at risk for failing the first step of its impairment test.

Stock-Based Compensation—The Company measures and recognizes in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units and restricted stock grants based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a three year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three year historical volatility of WABCO and the median most recent two year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant. Of these assumptions, the expected term of the option and expected volatility of WABCO’s common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO’s stock. An increase in the volatility of WABCO’s stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Post-Retirement Benefits—The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody’s Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $1.0 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $1.1 million. The impact of Health Care Reform legislation in the U.S. is immaterial to WABCO. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 11 of Notes to the Consolidated Financial Statements.

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

To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company’s warranty costs as a percentage of net sales totaled 1.5% in 2010, 1.6% in 2009 and 1.3% in 2008. See Note 13 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

Income taxes—We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $163.8 million related to foreign net operating losses.

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

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses for which a full valuation allowance is provided, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position was not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in the notes to the financial statements. As further discussed in Note 14—Income Taxes, this applies to the unrecognized tax benefit of $134.9 million for the indemnification payment for the EC fine of $396.9 million.

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 15—Tax and Indemnification Liabilities Transferred from Trane to WABCO, in Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $37.3 million.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Approximately 70% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production has consistently been growing since 2001. In the fourth quarter of 2008, however, the global commercial vehicle markets started to experience a significant decline that was unprecedented in its breadth, depth and speed which continued through 2009. All markets experienced favorable growth in 2010. Our markets are difficult to predict, however, we are anticipating an increase in production from European OEMs at increasing levels of demand from 2010. The continued adoption of new technologies by truck and bus manufacturers helps our business outperform the rate of truck and bus production over the longer term. The commercial vehicle industry is not subject to materially seasonal impacts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea, India and Japan as well as the US. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our Financial Statements are presented in U.S. dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (“VAR”) methodology to our foreign currency exchange rate exposure, across the translational, cash flow and balance sheet exposures for the year 2010, the potential maximum loss in earnings is estimated to be $25 million which is based on a 1- year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties.

Interest Rate Sensitivity

All of the Company’s financial debt and investments are based on floating rates. Even material moves of the interest rates, based on the weighted average of net outstanding interest bearing debt in 2010, would have an immaterial effect on our 2010 earnings.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers.

Applying a VAR methodology to this exposure, the potential maximum loss in earnings is estimated to be $27 million which is based on a 1-year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL

Represented by:

/s/    Harry Everaerts, Partner

Brussels, Belgium

February 17, 2011

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2010	2009	2008
Sales	$2,175.7	$1,491.5	$2,588.0
Cost of sales	1,556.6	1,126.7	1,883.5
Streamlining expenses	4.0	37.0	10.5

Gross profit	615.1	327.8	694.0
Costs and expenses:
Selling and administrative expenses	307.4	251.9	316.8
Product engineering expenses	85.9	75.2	92.9
Streamlining (income) / expenses	(0.8)	19.8	26.4
Other operating expense / (income), net	5.0	(4.2)	11.4

Operating income / (loss)	217.6	(14.9)	246.5
European Commission fine indemnification	(400.4)	—	—
Equity income of unconsolidated joint ventures, net	9.9	3.1	8.1
Other non-operating (expense), net	(2.2)	(5.3)	(4.3)
Income from indemnification and other settlements	—	41.3	—
Fair value adjustment (charge) of the noncontrolling interest prior to taking control	—	(11.5)	—
Interest (expense) / income, net	(2.2)	0.5	3.7

(Loss) / income before income taxes	(177.3)	13.2	254.0
Income tax expense / (benefit)	36.9	(10.7)	38.2

Net (loss) / income including noncontrolling interests	(214.2)	23.9	215.8
Less: net income attributable to noncontrolling interests	11.9	5.1	2.5

Net (loss) / income	$(226.1)	$18.8	$213.3

Net income per common share:
Basic	$(3.50)	$0.29	$3.28
Diluted	$(3.50)	$0.29	$3.24
Cash dividends per share of common stock	$—	$0.07	$0.28
Common shares outstanding:
Basic	64,562,222	64,024,237	65,113,404
Diluted	64,562,222	65,030,557	65,871,941

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67.1	$350.2
Accounts receivable, less allowance for doubtful accounts—$7.7 in 2010; $9.3 in 2009	265.9	264.2
Inventories	192.6	155.3
Taxes receivable on income	7.6	—
Future income tax benefits	7.3	4.6
Restricted cash	51.8	—
Other current assets	65.4	41.4

Total current assets	657.7	815.7
Facilities, less accumulated depreciation	350.3	368.2
Goodwill	378.4	399.4
Capitalized software costs, less accumulated amortization—$161.4 in 2010; $154.5 in 2009	21.6	22.0
Long-term future income tax benefits	57.9	56.2
Investments in unconsolidated joint ventures	13.3	11.1
Patents and intangible assets	18.5	21.7
Other assets	27.2	21.3

TOTAL ASSETS	$1,524.9	$1,715.6

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$16.7	$1.7
Accounts payable	158.4	111.2
Accrued payroll	103.0	68.8
Current portion of warranties	41.7	43.1
Taxes payable	—	11.4
Indemnification liabilities	33.1	11.6
Streamlining liabilities	11.7	31.7
Income tax liabilities	29.0	10.4
Other accrued liabilities	106.9	65.3

Total current liabilities	500.5	355.2
Long-term debt	96.8	154.4
Post-retirement benefits	344.1	355.6
Deferred tax liabilities	26.7	25.8
Long-term indemnification liabilities	4.2	27.9
Long-term income tax liabilities	53.0	69.8
Other liabilities	39.6	48.0

Total liabilities	1,064.9	1,036.7
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 72,415,415 in 2010; 70,034,252 in 2009; and shares outstanding: 66,458,609 in 2010; 64,077,446 in 2009	0.7	0.7
Capital surplus	646.4	591.5
Treasury stock, at cost: 5,956,806 shares in 2010; 5,956,806 shares in 2009	(276.3)	(276.3)
Retained earnings	59.6	285.7
Accumulated other comprehensive income:
Foreign currency translation adjustments	33.0	88.4
Unrealized losses on benefit plans, net of tax	(51.1)	(49.9)

Total shareholders’ equity	412.3	640.1

Noncontrolling interests	47.7	38.8

Total equity	460.0	678.9

TOTAL LIABILITIES AND EQUITY	$1,524.9	$1,715.6

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net (loss) / income including noncontrolling interests	$(214.2)	$23.9	$215.8
Adjustments to reconcile net (loss) / income to net cash (used) / provided by operating activities:
Depreciation	66.3	69.0	71.8
Amortization of capitalized software and other intangibles	17.0	20.6	24.7
Fair value adjustment of the noncontrolling interest prior to taking control	—	11.5	—
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.5)	3.1	(0.6)
Non-cash stock compensation	13.0	12.7	8.8
Deferred income tax (benefit) / provision	(2.6)	(21.0)	4.9
Loss on sale or disposal of property, plant and equipment	7.4	2.5	0.1
Gain on divestitures	—	0.8	—
Indemnification settlements	—	(41.3)	—
Changes in assets and liabilities:
Accounts receivable, net	(3.8)	68.3	115.9
Inventories	(41.8)	23.0	4.8
Accounts payable	50.3	(13.1)	(76.2)
Other accrued liabilities and taxes	51.0	(33.3)	(46.8)
Post-retirement benefits	10.7	(5.4)	(3.6)
Other current and long-term assets	(101.7)	10.1	(5.4)
Other long-term liabilities	(40.1)	15.0	10.6

Net cash (used) / provided by operating activities	(190.0)	146.4	324.8

Investing activities:
Purchases of property, plant and equipment	(65.7)	(59.3)	(78.0)
Investments in capitalized software	(8.0)	(7.1)	(5.6)
Proceeds from the disposal of property, plant and equipment	3.0	—	—
(Acquisitions) / divestitures, net	—	(7.4)	—

Net cash used in investing activities	(70.7)	(73.8)	(83.6)

Financing activities:
Borrowings of long-term debt	—	0.8	156.5
Repayments of long-term debt	(0.4)	(161.9)	—
Net (repayments) / borrowings of revolving credit facilities	(66.4)	121.0	(83.0)
Net borrowings / (repayments) of short-term debt	13.9	(74.2)	58.2
Purchases of treasury stock	—	—	(153.5)
Dividend payments	—	(4.5)	(18.3)
Dividends to noncontrolling interest holders	(4.3)	(3.4)	—
Proceeds from exercise of stock options	41.8	0.3	21.5

Net cash used in financing activities	(15.4)	(121.9)	(18.6)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	6.6	(13.0)

Net (decrease) / increase in cash and cash equivalents	(283.1)	(42.6)	209.6
Cash and cash equivalents at beginning of period	350.2	392.8	183.2

Cash and cash equivalents at end of period	$67.1	$350.2	$392.8

Cash paid during the year for:
Interest	$1.9	$2.9	$6.2
Income taxes	$47.9	$3.4	$82.6

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Amounts in millions)					Accumulated Other Comprehensive Income
	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation Effects	Unrealized Losses on Benefit Plans, net of tax	Noncontrolling Interests	Comprehensive Income/(Loss)
Balance at December 31, 2007	$0.7	$548.3	$(122.8)	$76.4	$128.6	$(23.6)	$13.5

Net income	—	—	—	213.3	—	—	2.5	$215.8
Foreign currency translation	—	—	—	—	(77.2)	(2.7)	0.6	(79.3)
Unrealized gains on pension, net of tax	—	—	—	—	—	2.2	—	2.2

Total comprehensive income								$138.7

Treasury stock purchased	—	—	(153.5)	—	—	—	—
Stock options exercised	—	21.5	—	—	—	—	—
Stock-based compensation	—	8.4	—	—	—	—	—
Other stock issued	—	0.2	—	—	—	—	—
Dividends paid	—	—	—	(18.3)	—	—	(3.2)

Balance at December 31, 2008	$0.7	$578.4	$(276.3)	$271.4	$51.4	$(24.1)	$13.4

Net income	—	—	—	18.8	—	—	5.1	$23.9
Foreign currency translation	—	—	—	—	37.0	2.0	0.6	39.6
Unrealized gains on pension, net of tax	—	—	—	—	—	(27.8)	—	(27.8)

Total comprehensive income								$35.7

Changes in ownership of noncontrolling interests	—	—	—	—	—	—	23.1
Stock options exercised	—	0.5	—	—	—	—	—
Stock-based compensation	—	12.8	—	—	—	—	—
Other stock issued	—	(0.2)	—	—	—	—	—
Dividends paid	—	—	—	(4.5)	—	—	(3.4)

Balance at December 31, 2009	$0.7	$591.5	$(276.3)	$285.7	$88.4	$(49.9)	$38.8

Net income	—	—	—	(226.1)	—	—	11.9	$(214.2)
Foreign currency translation	—	—	—	—	(55.4)	1.8	1.5	(52.1)
Unrealized losses on pension, net of tax	—	—	—	—	—	(3.0)	—	(3.0)

Total comprehensive loss								$(269.3)

Stock options exercised	—	41.8	—	—	—	—	—
Stock-based compensation	—	13.0	—	—	—	—	—
Other stock issued	—	0.1	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	(4.3)

Balance at December 31, 2010	$0.7	$646.4	$(276.3)	$59.6	$33.0	$(51.1)	$47.7

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1. Description of Company

WABCO Holdings Inc. and subsidiaries (collectively “WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disk brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe, North America and Asia. In addition, we sell replacement parts, diagnostic tools, training, remanufacturing and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. The Company was purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Control Systems business division within American Standard until the Company was spun off from American Standard on July 31, 2007. Subsequent to the spin-off, American Standard changed its name to Trane Inc., which is herein referred to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and exists today as a wholly owned subsidiary of Ingersoll-Rand.

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

NOTE 2. Summary of Significant Accounting Policies

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to allowance for doubtful accounts, inventory reserves, facilities, goodwill, warranties, post-retirement benefits, income taxes and stock-based compensation. Allocation methods are described in the notes to these consolidated financial statements where appropriate.

Principles of Consolidation and Presentation—All majority owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Foreign Currency Translation—Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statement of income, except for intercompany transactions of a long-term investment nature.

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

WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. WABCO recorded $33.9 million, $26.9 million and $38.3 million in 2010, 2009 and 2008, respectively, for these costs in the accompanying consolidated statements of income.

In most countries where WABCO operates, sales are subject to VAT taxes. Sales are presented net of VAT in the consolidated statements of income.

Shipping and Handling Costs—Shipping, handling, receiving, inspecting, warehousing, internal transfer, procurement and other costs of distribution are included in cost of sales in the consolidated statements of income.

Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents.

Allowance for Doubtful Accounts—The Company performs ongoing credit evaluations on its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends.

Transfers of Financial Instruments—The Company accounts for sales and transfers of financial instruments under Financial Accounting Standards Board issued guidance contained in Accounting Standards Codification (“ASC”) 860. ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells receivables to the bank which qualify as financial assets since they are associated with the sale of products from the subsidiaries of the Company and accepted by the Company’s customers in the ordinary course of business. For all receivables sold onward to the bank, the risks of collection of such receivables reside with the bank. Therefore, upon sale of the receivables to the bank, the appropriate reversal of any applicable accounts receivable allowances are recorded by the Company.

Inventory Reserves—Inventory costs are determined by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value. The LIFO method is used as it provides a better matching of the costs to the sales. Inventories are categorized as finished products, products-in-process and raw materials. On a quarterly basis, the company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed.

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

Computer Software Costs—WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. WABCO amortizes those costs over periods up to seven years, beginning when the software is ready for its intended use. WABCO recorded amortization expense of $6.9 million, $8.6 million and $16.8 million in 2010, 2009 and 2008, respectively, in the accompanying consolidated statements of income. The Company will incur approximately $7 million to $9 million of amortization expense for each of the next five fiscal years.

Goodwill—The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1st or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO’s plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company’s fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2010.

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

Warranties—Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of good sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company’s warranty costs as a percentage of net sales totaled 1.5% in 2010, 1.6% in 2009 and 1.3% in 2008. See Note 13 for a summary of warranties.

Post-retirement Benefits—All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. Post-retirement pension benefits are provided for substantially all employees of WABCO, both in the U.S. and abroad through plans specific to each of WABCO’s legal entities. In addition, in the U.S., certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the U.S. is immaterial to the Company. The costs of the benefits provided through plans of WABCO are included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 11. Plans are primarily concentrated in the United Kingdom, Austria, Germany, and Switzerland.

WABCO is also required to measure a defined benefit post-retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.

Fair Value of Financial Instruments—Financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At December 31, 2010 and 2009, the carrying amounts of these instruments approximated their fair values. Sales to reputable State Owned Enterprises in China are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and have contractual maturities of six months or less. The carrying amounts of these guaranteed notes receivable is $22.4 million and $8.2 million as of December 31, 2010 and 2009, respectively, and are included in “other current assets” on the consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by nature and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of December 31, 2010 or 2009.

Derivative Instruments and Hedging Activities—The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instrument which qualify for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net. As of December 31, 2010, the Company has not entered into any derivative financial instruments.

Research, Development and Engineering Expenses—Research and development costs are expensed as incurred. WABCO expended approximately $85.9 million in 2010, $75.2 million in 2009 and $92.9 million in 2008 for research activities, product development and for product engineering.

Income Taxes—Deferred income taxes are determined on the asset and liability method, and are recognized for all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.

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

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses for which a full valuation allowance is provided, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position was not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in the notes to the financial statements. As further discussed in Note 14—Income Taxes, this applies to the unrecognized tax benefit of $134.9 million for the payment for the EC fine of $396.9 million.

Earnings Per Share—Basic net income / (loss) per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included no weighted average incremental shares for the year ended December 31, 2010 since the impact would be anti-dilutive.

	Year ended December 31,
	2010	2009	2008
Weighted average incremental shares included	—	1,006,320	758,537
Shares excluded due to anti-dilutive effect	—	2,964,029	1,553,054

Comprehensive Income / (Loss)—Comprehensive income / (loss) consists of net income, foreign currency translation adjustments and pension liability adjustments and unrecognized gains or losses on post-retirement benefit plans and is presented in the accompanying consolidated statement of shareholders’ equity and comprehensive income.

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

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification, (“ASU 2010-02”). ASU 2010-02 amends ASC 810 by clarifying the scope of the decrease in ownership provisions of subtopic ASC 810-10. ASU 2010-02 also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company has adopted ASU 2010-02 as of January 1, 2010. The adoption of ASU 2010-02 did not have a material impact on the condensed consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. For public entities, the provisions related to disclosures of financing receivables as of the end of a reporting period (e.g., credit quality information, impaired loan information) for ASU 2010-20 are effective for fiscal and interim periods ending on or after December 15, 2010. The Company adopted amendments to the Codification resulting from ASU 2010-20 on December 31, 2010. As ASU 2010-20 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the rollforward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2010. The Company does not believe that the adoption of the financing receivable activity disclosures of the ASU-2010 standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financials statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

NOTE 4. Streamlining Expenses

Following is a summary of the streamlining programs (consisting of termination payments and other employee costs) outstanding as of December 31, 2010 (amounts in millions):

2010 Streamlining Programs
Charges during the year of 2010	$4.1
Payments during the year of 2010	(2.7)

Balance as of December 31, 2010	$1.4

2009 Streamlining Programs
Balance as of December 31, 2009	$32.3
Employee benefits true-up	(1.3)
Payments during the year of 2010	(16.9)

Balance as of December 31, 2010	$14.1

2008 and earlier Streamlining Programs
Balance as of December 31, 2009	$19.7
Employee benefits true-up	(0.9)
Payments during the year of 2010	(9.3)

Balance as of December 31, 2010	$9.5

Total Balance as of December 31, 2010	$25.0

Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008, which began with a consultative process with works councils and employee representatives globally. The initial intent was to reduce our global workforce by approximately 1,000 positions. As we continued to assess the impacts of the declining market conditions, we planned further reductions bringing the estimated total to 1,800 employees. This level of reduction in workforce brought our capacity in line with market demand, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. We believe the completion of these actions created sufficient flexibility in production and helped us to cope with anticipated demand volatility.

During 2010, WABCO incurred net charges totaling $3.2 million related to streamlining activities of which $4.0 million was charged to cost of sales and $0.8 million was realized as net operating income. The total charge of $3.2 million is made up of $4.1 million of employee related costs and $1.3 million of net asset write-off’s, partially offset by a reversal of $2.2 million relating to an employee benefit accrual true-up. WABCO expects that the full remaining balance will be paid in 2011 on the remaining balance of $1.4 million related to 2010 programs.

During 2010, WABCO paid $16.9 million of cash on 2009 programs. WABCO expects that approximately $8.0 million will be paid in 2011 on the remaining balance of $15.4 million related to 2009 programs.

During 2010, WABCO paid $9.3 million of cash on 2008 and earlier year programs. WABCO expects that approximately $6.0 million will be paid in 2011 on the remaining balance of $10.4 million related to 2008 and earlier programs.

Of the balance of $25.0 million, $13.3 million is included in other liabilities and $11.7 million is included in streamlining liabilities in the accompanying consolidated balance sheet.

During 2009, WABCO incurred charges totaling $56.8 million related to streamlining activities, of which $37.0 million was included in cost of sales and $19.8 million was included in selling and administrative expenses.

During 2008, WABCO incurred charges totaling $36.9 million related to streamlining activities, of which $10.5 million was included in cost of sales and $26.4 million was included in selling and administrative expenses. The Company also eliminated temporary positions during 2008 which had no impact on future streamlining costs.

NOTE 5. Capital Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share and 4,000,000 shares of preferred stock, par value $.01 per share. As a result of the Distribution, there were 68,131,836 shares of WABCO common stock outstanding on August 1, 2007.

The Company paid dividends of $4.5 million in 2009 and $18.3 million in 2008 on our common stock. The Company paid no dividends in 2010.

The Company’s Board of Directors had approved $500 million of expenditures under a program to purchase shares of the Company’s common stock in the open market. During 2010, the Company did not repurchase any shares. As of December 31, 2010, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009. Prior to expiration of the authorization, the Company had purchased $276.3 million of shares in prior periods.

The WABCO Holdings Inc. 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”), was formally adopted by our Board of Directors prior to the Distribution. The 2007 Omnibus Plan was replaced in May 2009 by the WABCO Holdings Inc. 2009 Omnibus Incentive Plan (the “2009 Omnibus Plan”) which was approved by the shareholders at the Annual Meeting of Shareholders. The 2009 Omnibus plan is intended to promote our long-term financial success and increase shareholder value by providing us with the flexibility to implement annual and long-term cash, equity and equity-based incentives. The 2009 Omnibus Plan is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance. Under the 2009 Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the 2009 Omnibus Plan is 5,100,000. No participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted stock or restricted stock units, with respect to 200,000 shares or units as the case may be during any calendar year. If an award under either the 2007 Omnibus Plan or the 2009 Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, the unpurchased shares will become available for future grant or sale under the 2009 Omnibus Plan. At December 31, 2010, options to purchase a total of 5,865,183 shares, RSUs and restricted shares were outstanding and there were 4,804,415 shares remaining available for grant under the 2009 Omnibus Plan.

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Stock-based compensation	$13.0	$12.7	$8.8

Information regarding the Company’s stock options since Separation is summarized below:

	Shares underlying options			Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2007	874,292	3,804,074	4,678,366	$30.65
Options Granted	712,112	—	712,112	$42.43	$11.09
Options Exercised	(15,739)	(774,860)	(790,599)	$27.24
Options Forfeited	(57,805)	(186,137)	(243,942)	$42.48

Options Outstanding December 31, 2008	1,512,860	2,843,077	4,355,937	$32.53

Options Granted	3,123,932	—	3,123,932	$11.77	$2.77
Options Exercised	(5,711)	(32,910)	(38,621)	$14.35
Options Forfeited	(135,549)	(39,166)	(174,715)	$28.29

Options Outstanding December 31, 2009	4,495,532	2,771,001	7,266,533	$23.78

Options Granted	564,848	—	564,848	$27.49	$9.80
Options Exercised	(859,444)	(1,371,734)	(2,231,178)	$18.75
Options Forfeited	(124,179)	(134,234)	(258,413)	$29.33

Options Outstanding December 31, 2010	4,076,757	1,265,033	5,341,790	$26.02

Options Outstanding December 31, 2010, net of expected forfeitures	4,020,167	1,265,030	5,285,197	$26.08
Exercisable at end of period:
Year ended December 31, 2010	1,184,820	1,264,867	2,449,687	$33.89

RSUs Outstanding December 31, 2007	84,452
RSUs Granted	113,463				$42.47
RSUs Vested	(25,387)
RSUs Forfeited	(10,729)

RSUs Outstanding December 31, 2008	161,799
RSUs Granted	412,240				$11.79
RSUs Vested	(60,319)
RSUs Forfeited	(9,991)

RSUs Outstanding December 31, 2009	503,729

RSUs Granted	235,201				$25.81
RSUs Vested	(190,706)
RSUs Forfeited	(24,831)

RSUs Outstanding December 31, 2010	523,393

In 2008, a total of 712,112 options were granted of which 438,140 are exercisable in equal installments over a period of three years. Of the remaining 273,972 options granted in 2008, 136,986 of the options become exercisable after three years and 136,986 of the options become exercisable after four years. In 2009, a total of 3,123,932 options were granted of which 3,068,035 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2010, a total of 565,848 options were granted of which all are exercisable in equal installments over a period of three years. In 2008, a total of 113,463 RSUs were granted of which 109,519 vest ratably over a period of three years. The remaining 3,944 RSUs will vest 66% after two years with the remaining 34% vesting after three years. All of the RSUs granted in 2009 vest ratably over a period of three years. In 2010, a total of 235,201 RSUs were granted of which 225,248 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years. The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model.

The total aggregate intrinsic value of awards outstanding as of December 31, 2010 is $186.5 million. The total aggregate intrinsic value of options exercisable as of December 31, 2010 is $66.2 million. The total aggregate intrinsic value of options outstanding, less expected forfeitures, as of December 31, 2010 is $182.8 million.

Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on December 31, 2010, multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2010 is 7.0 years and the weighted average remaining contractual life of options outstanding, less expected forfeitures, as of December 31, 2010 is 6.8 years. The total intrinsic value of options exercised during the year ended December 31, 2010 was $66.8 million and the total fair value of shares vested during the same period was $11.8 million. The 3,415,496 of nonvested options and RSUs as of December 31, 2010 will result in the recognition of $13.6 million of compensation cost. This cost will be recognized over the weighted average period of 2.1 years. The weighted average remaining contractual life of the vested options as of December 31, 2010 is 5.2 years. The contractual life of all options is 10 years. The tax benefit from stock options exercised during the years ended December 31, 2009 and 2010 was immaterial.

The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2010, 2009 and 2008.

Assumption	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Risk-free interest rate	2.39%	1.86%	2.77%
Expected volatility	40.96%	31.6%	26.0%
Expected holding period	5 Years	5 Years	5 Years
Expected forfeiture rate	2.0%	0.8%	4.0%
Dividend yield	1.02%	2.45%	0.66%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a three year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three year historical volatility of WABCO and the median most recent two year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2010 and will be used for grants in the following 12 months. The new assumptions for volatility to be used for future grants is 42.82%, for expected holding period is 5 years and for forfeiture rate is 2.3%.

Following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2010, 2009 and 2008.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2007	69,100,909	(2,572,700)	66,528,209
Shares issued upon exercise of stock options	790,599	—	790,599
Shares purchased for treasury	—	(3,384,106)	(3,384,106)
Shares issued upon vesting of RSUs	29,597	—	29,597

Balance, December 31, 2008	69,921,105	(5,956,806)	63,964,299
Shares issued upon exercise of stock options	38,621	—	38,621
Shares purchased for treasury	—	—	—
Shares issued upon vesting of RSUs	74,526	—	74,526

Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	2,231,178	—	2,231,178
Shares purchased for treasury	—	—	—
Shares issued upon vesting of RSUs	149,985	—	149,985

Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued, and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2010, no shares have been reissued. As of December 31, 2010, the Company has no further authorization by the Board of Directors to repurchase shares as the previous approval of $500 million expired on September 1, 2009.

NOTE 6. Other Operating and Non-Operating Expense / (Income), Net

Other expense / (income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2010	2009	2008
Operating:
Separation related taxes	$—	$(4.3)	$8.4
Bank charges	1.3	—	—
Other, net	3.7	0.1	3.0

	$5.0	$(4.2)	$11.4

Non-operating:
Tax indemnification liabilities	1.0	3.0	—
Receivable discount fees	1.6	0.5	1.2
Losses on accounts receivable securitization program	—	0.8	—
Foreign exchange loss	—	1.2	1.8
Other, net	(0.4)	(0.2)	1.3

	$2.2	$5.3	$4.3

NOTE 7. Inventories

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2010	2009
Finished products	$80.7	$66.0
Products in process	7.0	6.0
Raw materials	104.9	83.3

Inventories at cost	$192.6	$155.3

The current replacement cost approximated the LIFO carrying cost for 2010 and 2009.

NOTE 8. Facilities

The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2010	2009
Land	$19.2	$16.9
Buildings	160.4	170.9
Machinery and equipment	520.5	505.6
Improvements in progress	30.8	59.3

Gross facilities	730.9	752.7
Less: accumulated depreciation	380.6	384.5

Net facilities	$350.3	$368.2

Depreciation expense for owned assets for the years ended December 31, 2010, 2009 and 2008 was $66.3 million, $69.0 million and $71.8 million, respectively.

NOTE 9. Accounts Receivable Securitization Program

On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2010 for one year.

During the fiscal year ended December 31, 2010, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during 2010 was €578 million ($756 million at weighted average, 2010 exchange rates). No receivables were sold during 2009. The amount of eligible receivables sold and outstanding at December 31, 2010 amounted to €83.8 million ($111.4 million at December 31, 2010 exchange rates). As a result of the sale, accounts receivable decreased by $111.4 million and cash and cash equivalents increased by $59.6 million. The remaining amount of proceeds of $51.8 million is deposited with Société Générale Bank Nederland N.V. and is classified as restricted cash on the consolidated balance sheet at December 31, 2010.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold were immaterial, and the delinquency percentage (as defined by the Accounts Receivable Securitization Program) for the month ending December 31, 2010 was 0.23% or $0.3 million of the sold receivables balance. Servicing fees for the program were $1.8 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $29.4 million of additional cash as of December 31, 2010. Of these cash receipts, $16.0 million is classified on the consolidated balance sheet as loans payable to bank and $13.4 million reduced the subordinated deposit to $51.8 million on the consolidated balance sheet at December 31, 2010.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.

NOTE 10. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
(Amounts in millions)	2010	2009
Balance of goodwill, beginning of year	$399.4	$360.8
Acquisitions	—	26.2
Foreign exchange translation	(21.0)	12.4

Balance of goodwill, end of year	$378.4	$399.4

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

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2010 and 2009, and a statement of the funded status as of December 31, 2010 and 2009:

	2010	2010	2009	2009
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$18.2	$490.1	$22.7	$428.6
Service cost	—	8.5	—	7.7
Interest cost	1.0	22.9	1.0	24.6
Participant contributions	0.4	0.3	1.3	0.3
Plan amendments	—	5.2	(5.2)	1.4
Actuarial loss / (gain)	0.8	8.0	1.2	40.4
Incremental separation liability	—	—	—	—
Benefit payments	(2.6)	(27.2)	(3.8)	(29.3)
Foreign exchange effects	—	(27.8)	1.0	17.2
Other	—	1.6	—	(0.8)

Obligation at end of year	$17.8	$481.6	$18.2	$490.1

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$133.1	$—	$110.6
Actual return on assets	—	9.4	—	16.4
Employer contributions	2.2	26.0	2.5	27.0
Participant contributions	0.4	0.3	1.3	0.3
Benefit payments	(2.6)	(27.2)	(3.8)	(29.3)
Foreign exchange effects	—	(1.5)	—	10.7
Other expenses	—	(0.6)	—	(2.6)

Fair value of plan assets at end of year	$—	$139.5	$—	$133.1

Funded Status at December 31	$(17.8)	$(342.1)	$(18.2)	$(357.0)

Amounts recognized in the balance sheet:
Noncurrent assets	—	4.6	—	—
Current liabilities	(2.3)	(18.1)	(2.3)	(17.3)
Noncurrent liabilities	(15.5)	(328.6)	(15.9)	(339.7)

Net amounts recognized in balance sheet:	$(17.8)	$(342.1)	$(18.2)	$(357.0)

Cumulative amounts recognized in other Comprehensive Income consists of:
Prior service cost	$0.2	$0.2	$0.2	$0.3
Net actuarial loss	8.1	64.7	7.5	63.6

Total (before tax effects)	$8.3	$64.9	$7.7	$63.9

Adjustments to post-retirement benefits accrual recognized in OCI:
Gross adjustments to post-retirement benefits accrual recognized in OCI (net of deferred tax of $1.3 in 2010 and $10.4 in 2009)	$0.5	$1.1	$0.8	$35.5

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2010	2009
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$444.4	$453.5
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$312.3	$327.5

Total post-retirement costs are shown below:

	Year ended December 31,
(Amounts in millions)	2010	2009	2008
Foreign pensions	$25.4	$27.6	$25.9
Health & Life insurance benefits (Americas)	1.2	1.3	2.4

Total post-retirement costs, including accretion expense	$26.6	$28.9	$28.3

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year ended December 31,
(Amounts in millions)	2010 Pensions	2009 Pensions	2008 Pensions
Service cost-benefits earned during period	$8.5	$7.7	$7.7
Interest cost on projected benefit obligation	22.9	24.6	26.1
Less assumed return on plan assets	(7.9)	(5.4)	(9.2)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of net loss	1.8	0.6	1.2

Net defined benefit plan cost after curtailments	$25.4	$27.6	$25.9

Other Post-Retirement Benefit Costs

(Amounts in millions)	2010 Health & Life Ins. Benefits	2009 Health & Life Ins. Benefits	2008 Health & Life Ins. Benefits
Interest and service cost on projected benefit obligation	$0.9	$1.0	$2.0
Amortization of net loss	0.3	0.3	0.4

Defined benefit plan cost	$1.2	$1.3	$2.4

Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2010 Health & Life Ins. benefits	2010 Foreign Pension Plans	2009 Health & Life Ins. benefits	2009 Foreign Pension Plans
Discount rate	4.75%	5.00%	5.33%	5.26%
Salary growth	N/A	3.23%	N/A	3.22%
Net Periodic Pension Cost for the year
Discount rate	5.25%	5.25%	5.25%	5.76%
Salary growth	N/A	3.23%	N/A	3.18%
Expected return on plan assets	N/A	6.19%	N/A	6.17%

The discount rate assumption in this chart changed from 2009 to 2010, resulting in a significant change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial gain line item.

The assumed rate of return is a long-term investment return that takes into account the classes of assets held by the plan and expected returns for each class of assets. Return expectations reflect forward-looking analysis as well as historical experience.

WABCO’s asset management strategy focuses on maintaining a diversified portfolio using various classes of assets to generate attractive returns while managing risk. The Company periodically reviews its target asset allocations for a given plan to ensure it aligns with the asset management strategy. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level.

Asset Allocation	2010	2009	2010 Target	2009 Target
Equity securities	22%	23%	24%	24%
Corporate debt securities	70%	70%	71%	71%
Other, including real estate	8%	7%	5%	5%

The 2010 target asset allocation was in line with the 2009 target allocation. The Company will continue to move towards these asset allocations in 2011.

All assets are measured at the current fair value. The Company determines fair value for each class of assets in its entirety using quoted prices in active markets for identical assets (Level 1). The Company has not changed the valuation techniques and inputs used during the periods presented. The fair values for each class of assets are presented below:

(Amounts in millions)	2010	2009
Equity securities	$30.7	$30.6
Corporate debt securities	$97.7	$93.2
Other, including real estate	$11.1	$9.3

Total fair value of plan assets	$139.5	$133.1

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2010, including payment of benefits incurred by unfunded plans, totaled $28.2 million. Contributions in 2011 are expected to be in line with the contributions made during 2010.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2011	2012	2013	2014	2015	2016-2020
Domestic plans without subsidy	$2.3	$2.2	$2.1	$2.0	$1.9	$6.9
Foreign pension plans	$26.6	$27.1	$27.7	$28.2	$28.6	$149.5

The weighted average annual assumed rate of increase in the health care cost trend rate was 8.5% for 2009, 8.0% for 2010 and is assumed to increase to 8.5% in 2011 and then gradually decline to 4.75% by 2020. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.0	$(0.9)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$—	$—

NOTE 12. Debt

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. In September 2010, the Company also used this facility to partially fund the European Commission fine of €326.1 million .At December 31, 2010, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $97.7 million was unused as of December 31, 2010, and up to $75 million for same-day borrowings of which $ 68.4 million was unused as of December 31, 2010. The balance outstanding on this facility as of December 31, 2010, was $96.6 million in addition to $2.3 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.26% and 0.71%, respectively at December 31, 2010) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility at the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of December 31, 2010, our trailing four quarters adjusted EBITDA is $299.3 million, which consists of $94.9 million for the fourth quarter of 2010, $78.5 million for the third quarter of 2010, $69.8 million for the second quarter of 2010 and $56.1 million for the first quarter of 2010. As defined in our principal credit facility, our net indebtedness was $143.4 million at December 31, 2010 (comprised of $113.5 million of debt and $29.9 million of guarantees), resulting in an EBITDA covenant ratio of 0.5 to 1. Given our net indebtedness of $143.4 million (including guarantees) at December 31, 2010 we had the ability to borrow approximately an incremental $668 million (after considering the $100 million liquidity requirement) within the covenants of our principal credit facility.

Also, various subsidiaries had borrowings from banks totaling $16.9 million, of which $16.0 relates to our Accounts Receivable Securitization Program referred to in Note 9 above. The remaining $0.9 million supports local working capital requirements.

NOTE 13. Warranties, Guarantees, Commitments and Contingencies

Warranties

Following is a summary of changes in the WABCO’s product warranty liability for the three years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Amounts in millions)	2010	2009	2008
Balance of warranty costs accrued, beginning of year	$45.8	$57.8	$54.0
Warranty costs accrued	32.6	23.2	32.5
Warranty claims settled	(31.3)	(35.9)	(25.7)
Foreign exchange translation effects	(2.2)	0.7	(3.0)

Balance of warranty costs accrued, end of year	44.9	45.8	57.8
Current portion included in current liabilities	(41.7)	(43.1)	(54.2)

Long-term warranty liability	$3.2	$2.7	$3.6

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2010, are: $16.4 million in 2011; $12.1 million in 2012; $9.6 million in 2013; $7.9 million in 2014; $7.1 million in 2015 and $12.2 million thereafter, a total of $65.3 million. Net rental expense for all operating leases was $16.1 million, $15.3 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company has bank guarantees for $29.9 million of which $24.6 million is related to tax litigation, $2.3 million is related to letters of credit and $3.0 million of other items.

The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €7.0 million ($9.3 million at December 31, 2010 exchange rates).

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

Litigation

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326.1 million in fines, or approximately $400 million on the date of assessment (the “EC fine”), on the former American Standard Companies Inc. (now Trane Inc. hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230 million of cash on hand and €96.1 million of additional borrowings under our $800 five-year million revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. It is expected that a decision on the appeal will take at least four years.

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 15. Tax and Indemnification Liabilities Transferred from Trane to WABCO, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $37.3 million as of December 31, 2010.

NOTE 14. Income Taxes

Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2010	2009	2008
Income before income taxes:
Domestic	$33.5	$52.5	$9.1
Foreign	(210.8)	(44.5)	242.4

	$(177.3)	$8.0	$251.5

Provision / (benefit) for income taxes:
Current:
Domestic	$11.2	$5.0	$0.3
Foreign	28.3	5.3	33.0

	39.5	10.3	33.3

Deferred:
Domestic	(1.3)	—	—
Foreign	(1.3)	(21.0)	4.9

	(2.6)	(21.0)	4.9

Total (benefit) / provision	$36.9	$(10.7)	$38.2

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35% in 2010, 2009 and 2008 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2010	2009	2008
Tax provision at statutory rate	$(62.1)	$2.8	$88.0
Separation related taxes and contingencies	4.7	5.2	(8.9)
Foreign earnings taxed at other than 35%, net of valuation allowance	(45.5)	(10.7)	(54.9)
Change in tax rates	—	—	(0.1)
EC fine tax contingency	134.9	—	—
Tax contingencies	4.3	3.3	11.4
Benefit of tax audit settlements	(3.6)	(14.8)	—
Equity Compensation	3.9	4.0	2.8
Other, net	0.3	(0.5)	(0.1)

Total provision	$36.9	$(10.7)	$38.2

The effective income tax rates for 2010 and 2009 were (20.8%) and (133.9%), respectively. As further discussed below, the Company did not recognize a tax benefit of $135.8 million for the payment of the EC fine in the third quarter. The income tax provision for 2010 is principally driven by income taxes accrued in high-taxed jurisdictions. The income tax benefit for 2009 includes a net benefit of $13.0 million, principally related to the release of tax accruals as a consequence of the settlement of a foreign tax audit. Changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays and incentive tax credits in various countries in which the Company does business were $4.3 million and $0.07 in 2010, $1.2 million and $0.02 in 2009 and $4.3 million and $0.07 in 2008, respectively. The tax holidays and incentive tax credits expire at various dates through 2017.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2010	2009
Deferred tax liabilities:
Basis difference in minority interest	$11.5	$12.4
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	22.4	19.4
Inventory (LIFO)	1.7	1.2
Intangibles	5.2	5.6
Other	0.1	2.9

	$40.9	$41.5
Deferred tax assets:
Foreign net operating losses and tax credits	206.9	204.9
Valuation allowances	(163.8)	(169.5)
Post-retirement and other employee benefits	23.4	22.7
Intangibles	4.8	10.4
Warranties	2.9	1.9
Other	5.2	6.2

	79.4	76.6

Net deferred tax assets	$38.5	$35.1

At December 31, 2010, the Company has $611.0 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $481.4 million of such NOLs have an unlimited life and the remainder is available for periods of five to fifteen years. As of December 31, 2010, the Company has provided a full valuation allowance of $163.8 million representing the value of the associated deferred tax asset with regard to the $481.4 million of unlimited life NOLs. These NOLs consist of NOLs inherited by WABCO upon separation from Trane as well as losses incurred in post-spin years.

At December 31, 2010, we had unrecognized tax benefits of $217.0 million, of which $82.0, if recognized, would impact the effective tax rate, comprised of $63.4 million related to the WABCO business and $18.6 million related to WABCO obligations to tax authorities for Trane’s Bath & Kitchen business (see Note 15). The Company believes that it is reasonably possible that a portion of such unrecognized tax benefits would be recognized in the next 12 months. As a result, $53.0 million of the unrecognized tax benefits at December 31, 2010 are classified as long-term tax liabilities and $29.0 million are classified as short-term tax liabilities. Interest related to unrecognized tax benefits recorded in the 2010 and 2009 consolidated statement of income were $3.1 million and $3.8 million, respectively. Total accrued interest at December 31, 2010 and December 31, 2009 was approximately $8.7 million, and $5.7 million, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, however no penalties have been accrued related to these unrecognized tax positions as it is more likely than not that such penalties should not be imposed.

During the third quarter of 2010, the Company recorded an uncertain tax position of approximately $135.8 million related to tax deductions in foreign jurisdictions for the payment of the EC fine. The deduction claimed for $396.9 million of the EC fine adds to existing net operating losses in a foreign jurisdiction that has a full valuation allowance against such NOLs. The use of a valuation allowance as a substitute for recording an unrecognized tax position is not permitted under US GAAP. As a result, the unrecognized tax benefit must be recorded as a reduction of the deferred tax asset. Consequently, the balance sheet amounts for the unrecognized tax benefit do not reflect the $134.9 million related to the EC fine; however, such benefit is required to be disclosed as part of the tabular rollforward for unrecognized tax benefits provided below.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2010	2009
Beginning balance, January 1	$74.5	$87.2
Additions for tax positions related to current year	139.2	13.5
Reductions for tax positions related to current year	—	—
Settlements	(3.6)	(28.3)
Foreign exchange	(1.8)	2.1

Ending balance, December 31	$208.3	$74.5

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2006. The Company may realize a reduction of up to $29 million of unrecognized tax benefits to occur within 12 months as a result of projected resolutions of worldwide tax disputes or applicable statute closings. The settlements of $3.6 million and $28.3 million during 2010 and 2009, respectively, relate to the closure of a foreign tax audit and the expiration of a statute of limitation.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries’ stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the U.S. and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate’s current year earnings in 2010. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the U.S. to be approximately $250 million as December 31, 2010, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

NOTE 15. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to a Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 14—Income Taxes, the liabilities as of December 31, 2010 include $18.6 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of December 31, 2010, the Company had indemnification liabilities of $37.3 million, of which $4.2 million is classified within long-term liabilities on the balance sheet and $33.1 million is classified within short-term liabilities.

The Company will reverse $21.8 million of tax reserves in the first quarter of 2011 due to the expiration of a statute of limitation at the end of January.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2010 is $26.5 million including interest. However, based on advice of Brazilian counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at year end.

NOTE 16. Related Party Transactions

Investments in Unconsolidated Joint Ventures

WABCO has three investments in affiliates that are accounted for by the equity method. The first of these investments is in Meritor WABCO. Meritor WABCO, in which WABCO has a 50% equity ownership, markets braking systems products and sells the majority of WABCO products in the United States. The second of these investments is in WABCO Automotive South Africa (“WABCO SA”). WABCO SA, in which WABCO has a 49% equity ownership, is a distributor of breaking systems products and sells WABCO products primarily in South Africa. The third investment is in WABCOWURTH Workshop Services GmbH (“WABCOWURTH”). WABCOWURTH, in which WABCO has a 50% equity ownership, supplies commercial vehicle workshops, fleet owners and operators and end users internationally with its multi-brand technology diagnostic system. As of December 31, 2010, WABCO has investments in Meritor WABCO of $10.6 million, WABCO SA of $3.0 million and $(0.3) million for WABCOWURTH as a result of start-up losses incurred to date. WABCO received dividends from the joint ventures of $8.4 million, $6.0 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. WABCO obtained a majority control of WABCO-TVS in 2009 and upon obtaining control, 100% of WABCO-TVS’ results of operations, beginning June 2009, are included in the consolidated financial statements of the Company.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2010	2009	2008	2010	2009	2008
Meritor WABCO	$127.0	$75.8	$111.2	$0.1	$—	$0.1
WABCO SA	$5.8	$3.9	$7.5	$—	$—	$—
WABCO-TVS	$—	$0.6	$5.2	$—	$1.0	$2.8
WABCOWURTH	$0.1	$—	$—	$—	$—	$—

(Amounts in Millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2010	2009	2010	2009
Meritor WABCO	$24.5	$14.8	$—	$—
WABCO SA	$1.7	$1.3	$—	$—
WABCO-TVS	$—	$—	$—	$0.2
WABCOWURTH	$1.2	$—	$—	$—

NOTE 17. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 13%, 12% and 15% of our sales in 2010, 2009 and 2008, respectively. Volvo accounted for 10%, 8% and 10% of our sales in 2010, 2009 and 2008, respectively. WABCO’s plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such.

European sales for the years ended December 31, 2010, 2009 and 2008 accounted for 60%, 65% and 76% of total sales, respectively. Asian sales for the years ended December 31, 2010, 2009 and 2008 accounted for 22%, 18% and 10% of total sales, respectively. We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

Geographic Data

	Year Ended December 31
(Amounts in millions)	2010	2009	2008
Product Sales:
OEM	$1,605.6	$1,024.2	$2,047.6
Aftermarket	570.1	467.3	540.4
Sales—Geographic distribution (a):
United States	$173.6	$124.7	$166.9
Europe (countries below are included in this total)	1,318.7	970.1	1,962.3
Germany	579.6	417.1	836.6
France	90.0	72.9	151.6
Sweden	171.2	98.9	221.4
Other (countries below are included in this total)	683.4	396.7	458.9
Japan	82.7	50.5	85.8
China	159.7	94.4	91.6
Brazil	153.1	87.6	143.1
India	158.4	65.9	0.1

Total sales	$2,175.7	$1,491.5	$2,588.0

(a)	Sales to external customers are classified by country of destination.

	As of December 31
(Amounts in millions)	2010	2009	2008
Long-lived Assets (b)
Geographic distribution:
United States	$7.3	$6.2	$5.8
Europe (countries below are included in this total)	580.6	639.5	646.1
Germany	324.9	361.0	369.6
Poland	80.9	84.3	84.7
Other (countries below are included in this total)	207.4	187.0	73.0
India	104.6	98.3	0.0

Total long-lived assets	$795.3	$832.7	$724.9

(b)	Amounts are presented on a gross basis.

NOTE 18. Business Combinations

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

The carrying value of the WABCO-TVS business identified intangible assets and goodwill as detailed below:

	Net carrying value 12/31/2009 (in millions)	Useful life (in years)	Estimated annual amortization	Net carrying value 12/31/2010 (in millions)
Customer and distribution relationships	$12.7	15	$0.8	$11.9
TVS brand	0.5	3	0.2	0.3
Technology (patented and unpatented)	3.3	5-10	0.4	2.9
In-process research and development	0.8	10	0.1	0.7
Software	0.1	1	N/A	0.1
Goodwill	26.7	N/A	N/A	26.7

The fair values were determined using the market approach, cost approach and income approach. The useful lives were determined by considering the following factors: expected use of the asset, legal provisions, historical experience, effects of obsolescence and expected maintenance.

NOTE 19. Quarterly Data (Unaudited)

Year 2010

(Amounts in millions)	First	Second	Third	Fourth
Sales	$491.1	$512.3	$545.2	$627.2
Cost of sales (including streamlining expense)	350.9	363.0	397.0	449.7
Gross profit	140.2	149.3	148.2	177.5
Income before income taxes	41.3	(350.3)	57.6	74.1
Income taxes	7.6	12.4	10.4	6.7

Net income / (loss)	$30.7	$(365.4)	$44.0	$64.6

Net income per common share
Basic	$0.48	$(5.68)	$0.68	$0.99
Diluted	$0.47	$(5.68)	$0.66	$0.97

Year 2009
(Amounts in millions)	First	Second	Third	Fourth
Sales	$333.9	$316.0	$382.0	$459.6
Cost of sales (including streamlining expense)	275.7	248.5	295.2	344.3
Gross profit	58.2	67.5	86.8	115.3
Income before income taxes	(35.4)	(14.6)	36.2	26.8
Income taxes	0.5	2.4	0.7	(14.4)

Net (loss) / income	$(36.4)	$(17.4)	$33.8	$38.7

Net income per common share
Basic	$(0.57)	$(0.27)	$0.53	$0.60
Diluted	$(0.57)	$(0.27)	$0.52	$0.59

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s effectiveness of our internal control over financial reporting, as of December 31, 2010, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited WABCO Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WABCO Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, of WABCO Holdings, Inc. and subsidiaries and our report dated February 17, 2011 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d’Entreprises SCCRL

Represented by:

/s/    Harry Everaerts,

Partner

Brussels, Belgium

February 17, 2011

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2010, 2009, and 2008

(Amounts in thousands)

Description	Balance Beginning of Period	Provision Addition, Net of Reductions to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2010:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$9,305	$(315)	$(645	)(A)	$(639)	$7,706

2009:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,855	$2,675	$(565	)(A)	$340	$9,305

2008:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,441	$875	$(151	)(A)	$(310)	$6,855

(A)	Accounts charged off

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

Signatures	Title	Date

/s/ JACQUES ESCULIER Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 17, 2011

/s/ ULRICH MICHEL Ulrich Michel	Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ TODD WEINBLATT Todd Weinblatt	Vice President and Controller (Principal Accounting Officer)	February 17, 2011

* James F. Hardymon	Director	February 17, 2011

* G. Peter D’Aloia	Director	February 17, 2011

* John F. Fiedler	Director	February 17, 2011

* Dr. Juergen Gromer	Director	February 17, 2011

* Kenneth J. Martin	Director	February 17, 2011

* Michael T. Smith	Director	February 17, 2011

* Donald J. Stebbins	Director	February 17, 2011

*	Signed by Attorney-in-fact

/s/ VINCENT PICKERING
Vincent Pickering Attorney-in-fact

WABCO HOLDINGS INC.

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.1	Rights Agreement, dated July 16, 2007, by and between WABCO Holdings Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2	Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.3	Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007 filed as Exhibit 4.1 hereto).

4.4	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.1	Tax Sharing Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.2	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.3	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).

10.4	WABCO Holdings Inc. 2009 Omnibus Incentive Plan (previously filed as Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 17, 2009 and herein incorporated by reference).

10.5	Form of Indemnification Agreement (previously filed as Exhibit 10.6 to the Company’s Form 10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference) (Entered into with all executive officers and all members of the Board of Directors, as reported in Form 8-Ks filed by the Company on August 2, 2007 and September 5, 2007).

10.6	Form of Restricted Stock Unit Grant Agreement for Employees under 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on July 28, 2010 and herein incorporated by reference).

10.7	Form of Stock Option Grant Agreement for Employees under 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 28, 2010 and herein incorporated by reference).

10.8	WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.9	Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company’s 8-K (File no. 001-33332), filed on July 14, 2008 and herein incorporated by reference).

10.10	Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.14 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.11	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).

10.12	Amendment to WABCO Holdings Inc. Deferred Compensation Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.16 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.13	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.14	Amendment to WABCO Holdings Inc. Supplemental Savings Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.18 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.15	Employment Agreement by and between WABCO Expats Inc. and Jacques Esculier, dated as of July 27, 2007 (previously filed as Exhibit 10.12 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.16	Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document) (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on May 7, 2009 and herein incorporated by reference).

10.17	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Jacques Esculier, dated December 31, 2008 (previously filed as Exhibit 10.20 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.18	Amendment to Employment Contract of March 1, 2003 by and between Trane Europe BVBA and Ulrich Michel, dated July 27, 2007 (previously filed as Exhibit 10.13 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.19	Amended Employment Agreement of Ulrich Michel, dated May 27, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File no. 001-33332), filed on June 6, 2008 and herein incorporated by reference).

10.20	Employment Agreement by and between WABCO Expats Inc. and Alfred Farha, dated April 25, 2008 (previously filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 001-33332), filed on August 8, 2008 and herein incorporated by reference).

10.21	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Alfred Farha, dated December 31, 2008 (previously filed as Exhibit 10.24 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.22	Employment Agreement by and between WABCO Expats Inc. and Kevin Tarrant, dated as of July 1, 2007 (previously filed as Exhibit 10.14 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.23	Amendment to Employment Agreement, by and between WABCO Expats Inc. and Kevin Tarrant, dated December 31, 2008 (previously filed as Exhibit 10.26 to the Company’s Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.24	Employment Agreement by and between World Standard Ltd. And Nikhil M. Varty, dated April 15, 2001 (previously filed as Exhibit 10.15 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.25	Addendum to Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated February 1, 2006 (previously filed as Exhibit 10.16 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

Exhibit No.	Description
10.26	Employment Agreement by and between Trane Europe BVBA and Jean-Christophe Figueroa, dated January 21, 2005 (previously filed as Exhibit 10.17 to the Company’s Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.27	Partnership Agreement, dated as of January 9, 1990, as amended by Amendment No. 1 thereto, dated as of May 29, 1990, and Amendment No. 2 thereto, dated as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, Inc. (successor in interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company’s Form 10 (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

10.28	Five-Year Credit Agreement, dated as of May 31, 2007, among WABCO Holdings Inc. and certain subsidiaries of WABCO Holdings Inc. and the financial institutions listed herein, JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, J.P. Morgan Europe Limited, as London Agent, ABN AMRO Bank N.V., as Syndication Agent, and Bank of America, N.A., BNP Paribas and Citibank, N.A., as Document Agents (previously filed as Exhibit 10.7 to the Company’s Form 10 (File No. 001-33332), filed on June 11, 2007 and herein incorporated by reference).

10.29	German Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.30	First Amendment to German Receivables Purchase and Servicing Agreement, dated March 30, 2010, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on October 29, 2010 and herein incorporated by reference).

10.31	Second Amendment, dated September 27, 2010, to German Receivables Purchase and Servicing Agreement, dated September 23, 2009 and as amended on March 30, 2010, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on October 29, 2010 and herein incorporated by reference).

10.32	Italian Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Automotive Italia SRL, as Italian Seller and Italian Servicer, WABCO Financial Services SPRL, as Seller’s Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.33	French Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Financial Services SPRL, as Seller’s Agent, WABCO France S.A.S., as French Seller, Paris Titrisation, as Management Company, and Société Générale, as Custodian (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.34	Master Definitions Agreement dated September 23, 2009, among Société Générale Bank Nederland N.V., as Senior Units Subscriber, the Bank or the Purchaser, as applicable, Paris Titrisation, as Management Company acting for the account of FCT Val Duchesse—Titrisation, Société Générale, as the Administrative Agent or Custodian, as applicable, Antalis S.A., WABCO France S.A.S., as French Seller, WABCO Fahrzeugsysteme GmbH, as German Seller, WABCO Automotive Italia SRL, as Italian Seller, WABCO Financial Services SPRL, as Depositor and the Seller’s Agent, and WABCO Europe SPRL, as Insurance Servicer (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

Exhibit No.	Description
10.35	Amendment, dated March 30, 2010, to Master Definitions Agreement among Société Générale Bank Nederland N.V., as Senior Units Subscriber, the Bank or the Purchaser, as applicable, Paris Titrisation, as Management Company acting for the account of FCT Val Duchesse—Titrisation, Société Générale, as the Administrative Agent or Custodian, as applicable, Antalis S.A., WABCO France S.A.S., as French Seller, WABCO Fahrzeugsysteme GmbH, as German Seller, WABCO Automotive Italia SRL, as Italian Seller, WABCO Financial Services SPRL, as Depositor and the Seller’s Agent, and WABCO Europe SPRL, as Insurance Servicer (previously filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33332), filed on October 29, 2010 and herein incorporated by reference).

10.36	Guarantee and Subordination Agreement dated September 23, 2009, among WABCO Holdings Inc., as Guarantor, Paris Titrisation, as Management Company, Société Générale, as Custodian and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.37	German Security Assignment Agreement, dated September 27, 2010, between WABCO Fahrzeugsysteme GmbH, as German Seller and Société Générale Bank Nederland N.V, as Purchaser (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33332), filed on October 29, 2010 and herein incorporated by reference).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL.

24.1	Form of Power of Attorney (James F. Hardymon, G. Peter D’Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Michael T. Smith and Donald J. Stebbins).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WABCO Holdings, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2010, filed with the SEC on February 18, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.