Form 10-Q
period 2011-03-31
WABCO Holdings Inc.
filed 2011-04-29
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 22, 2011	67,473,282 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

Three months ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2011	2010
Sales	$678.2	$491.1
Cost of sales	481.9	350.9

Gross Profit	196.3	140.2
Costs and expenses:
Selling and administrative expenses	81.8	75.5
Product engineering expenses	24.4	20.5
Other operating expense, net	2.0	1.1

Operating income	88.1	43.1
Equity income of unconsolidated joint ventures, net	4.7	1.8
Other non-operating (expense), net	(0.3)	(3.2)
Indemnification and other settlements	23.1	—
Interest (expense), net	(0.5)	(0.4)

Income before income taxes	115.1	41.3
Income tax (benefit) / expense	(3.2)	7.6

Net income including noncontrolling interests	118.3	33.7
Less: net income attributable to noncontrolling interests	3.6	3.0

Net income	$114.7	$30.7

Net income per common share
Basic	$1.71	$0.48
Diluted	$1.66	$0.47

Cash dividends per share of common stock	$—	$—

Weighted average common shares outstanding
Basic	66,905,085	64,184,589
Diluted	68,993,313	65,744,352

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92.5	$67.1
Accounts receivable, less allowance for doubtful accounts of $8.0 in 2011 and $7.7 in 2010	331.5	265.9
Inventories:
Finished products	101.1	80.7
Products in process	9.1	7.0
Raw materials	122.1	104.9
Taxes receivable on income	—	7.6
Future income tax benefits	14.6	7.3
Restricted cash	41.0	51.8
Other current assets	73.3	65.4

Total current assets	785.2	657.7
Facilities, less accumulated depreciation	357.4	350.3
Goodwill	399.9	378.4
Long-term future income tax benefits	61.8	57.9
Investments in unconsolidated joint ventures	15.8	13.3
Intangible assets, net	41.0	40.1
Other assets	28.6	27.2

TOTAL ASSETS	$1,689.7	$1,524.9

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$23.7	$16.7
Accounts payable	185.5	158.4
Accrued payroll	115.7	103.0
Current portion of warranties	46.5	41.7
Taxes payable	14.7	—
Indemnification liabilities	12.4	33.1
Streamlining liabilities	9.9	11.7
Income tax liabilities	11.9	29.0
Other accrued liabilities	130.1	106.9

Total current liabilities	550.4	500.5
Long-term debt	44.2	96.8
Post-retirement benefits	364.4	344.1
Deferred tax liabilities	28.6	26.7
Long-term income tax liabilities	47.8	53.0
Other liabilities	42.5	43.8

Total liabilities	1,077.9	1,064.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 73,386,308 in 2011; 72,415,415 in 2010; and shares outstanding: 67,429,502 in 2011; 66,458,609 in 2010	0.7	0.7
Capital surplus	666.4	646.4
Treasury stock, at cost: 5,956,806 shares in 2011; 5,956,806 shares in 2010	(276.3)	(276.3)
Retained earnings	174.4	59.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	50.2	33.0

	March 31, 2011	December 31, 2010
(Amounts in millions, except share data)	(unaudited)
Unrealized losses on benefit plans, net of tax	(53.3)	(51.1)

Total shareholders’ equity	562.1	412.3

Noncontrolling interests	49.7	47.7

Total equity	611.8	460.0

TOTAL LIABILITIES AND EQUITY	$1,689.7	$1,524.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
(Amounts in millions)
Operating activities:
Net income including noncontrolling interests	$118.3	$33.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.9	16.4
Amortization of intangibles	3.2	4.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.5)	(0.3)
Non-cash stock compensation	3.3	3.7
Deferred income tax benefit	(9.8)	(3.1)
Loss on sale of facilities	0.3	0.2
Indemnification settlements	(23.1)	—
Changes in assets and liabilities:
Accounts receivable, net	(54.9)	(61.2)
Inventories	(31.6)	(12.3)
Accounts payable	20.9	23.8
Other accrued liabilities and taxes	28.4	31.2
Other current and long-term assets	8.1	(7.4)
Other long-term liabilities	(6.5)	(1.3)

Net cash provided by operating activities	71.0	28.0

Investing activities:
Purchases of property, plant and equipment	(12.6)	(11.2)
Investments in capitalized software	(1.8)	(1.2)

Net cash used in investing activities	(14.4)	(12.4)

Financing activities:
Net repayments of revolving credit facilities	(54.6)	—
Repayments of long-term debt	—	(0.1)
Net borrowings / (repayments) of short-term debt	5.9	(0.5)
Dividends to noncontrolling interest holders	(1.8)	—
Proceeds from exercise of stock options	16.7	1.6

Net cash (used in) / provided by financing activities	(33.8)	1.0

Effect of exchange rate changes on cash and cash equivalents	2.6	(20.8)

Net increase / (decrease) in cash and cash equivalents	25.4	(4.2)
Cash and cash equivalents at beginning of period	67.1	350.2

Cash and cash equivalents at end of period	$92.5	$346.0

Cash paid during the period for:
Interest	$0.2	$0.3
Income taxes	$7.8	$7.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE 1. Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively “WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disk brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services, and automotive OEMs.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first quarter of 2011.

NOTE 2. Recently Issued Accounting Standards

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance for public entities. The Company adopted amendments to the Codification resulting from ASU 2010-20 on December 31, 2010. As ASU 2010-20 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the rollforward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2011. The Company has adopted the financing receivable activity disclosures as of January 1, 2011. The adoption of these provisions had no impact on our consolidated financial condition, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The Company has adopted ASU 2010-28 as of January 1, 2011. The adoption of ASU 2010-28 did not have an impact on the condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financials statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company has adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have an impact on our condensed consolidated financial statements.

NOTE 3. Comprehensive Income

Total comprehensive income consisted of the following (amounts in millions):

	Three months ended March 31,
	2011	2010
Net income including noncontrolling interests	$118.3	$33.7
Foreign currency translation effects	17.2	(33.5)
Unrealized losses on benefit plans, net	(2.2)	2.8

Comprehensive income including noncontrolling interests	133.3	3.0

Less: Comprehensive income attributable to noncontrolling interests	3.6	3.0

Comprehensive income	$129.7	$—

NOTE 4. Accounts Receivable Securitization Program & Financing Receivables

On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2010 for one year.

During the quarter ended March 31, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2011 was €177.0 million ($242.0 million at weighted average March 31, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2011 amounted to €70.0 million ($99.0 million at March 31, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $99.0 million and cash and cash equivalents increased by $41.7 million. The remaining amount of proceeds of $57.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2011.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company

continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold were immaterial, and past due amounts outstanding at March 31, 2011 were immaterial. Servicing fees for the program were $0.2 million for the quarter ended March 31, 2011.

In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $39.6 million of additional cash as of March 31, 2011. Of these cash receipts, $23.3 million is classified on the consolidated balance sheet as loans payable to bank and $16.3 million reduced the subordinated deposit to $41.0 million which is classified as restricted cash on the consolidated balance sheet at March 31, 2011.

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.

Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China. The carrying amounts of these guaranteed notes receivable is $31.4 million and $22.4 million as of March 31, 2011 and December 31, 2010, respectively, and are included in “other current assets” on the condensed consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of March 31, 2011 or December 31, 2010.

NOTE 5. Net Income Per Share

Basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock.

	Three months ended March 31,
	2011	2010
Weighted average incremental shares included	2,088,228	1,559,763
Shares excluded due to anti-dilutive effect	—	1,397,808

NOTE 6. Capital Stock

Following is a summary of net shares outstanding and shares issued or reacquired during the first three months of 2011.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	787,974	—	787,974
Shares issued upon vesting of RSUs	182,919	—	182,919

Balance, March 31, 2011	73,386,308	(5,956,806)	67,429,502

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2011, no shares have been reissued and the Company has no further authorization by the Board of Directors to repurchase shares.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three month periods ended March 31 were as follows:

	Three months ended March 31,
	2011	2010
Stock-based compensation	$3.3	$3.7

The total number and type of awards granted primarily in connection with the annual grant during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	238,317	$59.26	$22.94	555,887	$27.37	$9.76
RSUs Granted	92,636	$–	$59.26	220,886	$–	$27.37

Total Awards	330,953			776,773

In the three months ended March 31, 2011, a total of 238,317 options were granted of which all are exercisable in equal installments over a period of three years. In the three months ended March 31, 2010, a total of 555,887 options were granted of which all are exercisable in equal installments over a period of three years. In 2011, a total of 92,636 RSUs were granted of which 87,553 vest ratably over a period of three years. Of the remaining 5,083 RSUs granted in 2011, 3,389 vest after two years and 1,694 vest after three years. In 2010, a total of 220,886 RSUs were granted of which 210,933 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,653 vest after two years and 3,318 vest after three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2011 and 2010.

Assumption	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk-free interest rate	2.30%	2.40%
Expected volatility	42.82%	40.96%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.3%	2.0%
Expected dividend yield	0.47%	1.02%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a 3 year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three year historical volatility of WABCO and the median most recent two year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend amount for the period at the time of grant.

NOTE 8. Debt

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. In September 2010, the Company also used this facility to partially fund the European Commission fine indemnification of €326.1 million. At March 31, 2011, the carrying amount of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $98.1 million was unused as of March 31, 2011, and up to $75 million for same-day borrowings of which $75 million was unused as of March 31, 2011. The balance outstanding on this facility as of March 31, 2011, was $44.0 million in addition to $1.9 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.24345% and 0.91625%, respectively at March 31, 2011 for the 1month rates) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility by the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of March 31, 2011, our trailing four quarters adjusted EBITDA is $355.1 million, which consists of $111.9 million for the first quarter of 2011, $94.9 million for the fourth quarter of 2010, $78.5 million for the third quarter of 2010 and $69.8 million for the second quarter of 2010. As defined in our principal credit facility, our net indebtedness was $99.8 million at March 31, 2011 (comprised of $67.9 million of debt and $31.9 million of uncollateralized guarantees), resulting in an EBITDA covenant ratio of 0.3 to 1. Given our net indebtedness of $99.8 million (including guarantees) at March 31, 2011 we had the ability to borrow approximately an incremental $747 million (after considering the $100 million liquidity requirement) under our principal credit facility and in compliance with the covenants.

Also, various subsidiaries had borrowings from banks totaling $23.9 million, of which $23.3 relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $0.6 million supports local working capital requirements.

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

Following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2011 and 2010 (amounts in millions).

	Three months ended March 31,
	2011	2010
Balance of warranty costs accrued, beginning of period	$44.9	$45.8
Warranty costs accrued	10.2	7.3
Warranty claims settled	(7.3)	(8.6)
Foreign exchange translation effects	2.2	(2.4)

Balance of warranty costs accrued, end of period	$50.0	$42.1

Current liability, included in current portion of warranties	$46.5	$39.4
Long-term liability, included in other liabilities	$3.5	$2.7

Guarantees and Commitments

The Company has bank guarantees for $37.2 million of which $5.3 million is cash collateralized. The remaining $31.9 million is comprised of uncollateralized bank guarantees of which $25.2 million is related to tax litigation, $1.9 million is related to letters of credit and $4.8 million is related to other items.

The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Financing Facility of €26.1 million ($36.9 million at March 31, 2011 exchange rates).

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

As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230 million of cash on hand and €96.1 million of additional borrowings under our $800 million five-year revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. The Company believes that a decision on the appeal will take at least five years.

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, Tax and Indemnification Liabilities Transferred from Trane to WABCO, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $16.8 million as of March 31, 2011.

Note 10. Income Taxes

Unrecognized tax benefits at March 31, 2011 amounted to $46.4 million related to the WABCO business and $13.3 million related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 11—Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $47.8 million of the unrecognized tax benefits are classified as long-term liabilities and $11.9 million are classified as short term liabilities. Approximately $1.4 million of these long term unrecognized tax benefits and $11.9 million of the short term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath & Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

The income tax benefit for the first quarter of 2011 was $3.2 million on pre-tax income of $115.1 million before adjusting for noncontrolling interest. This benefit is the net result of the release of tax accruals of approximately $19.1 million as a consequence of the settlement of foreign tax audits, taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from certain foreign tax planning.

The accompanying March 31, 2011 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of March 31, 2011 that it is more likely than not that the losses will not be utilized in the foreseeable future.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2007.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10 – Income Taxes, the liabilities as of March 31, 2011 include $13.3 million related to non-US entities of Trane’s Bath & Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of March 31, 2011, the Company had indemnification liabilities of $16.8 million, of which $4.4 million is classified within long-term liabilities on the balance sheet and $12.4 million is classified within short-term liabilities.

During the first quarter of 2011, approximately $23.1 million of indemnification liabilities was reversed in the statement of income due to the expiration of a statute of limitations.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2011 is $27.2 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Note 12. Streamlining Expenses

The Company accounts for employee related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008 (the “2008/2009 Program”), which began with a consultative process with works councils and employee representatives globally. The 2008/2009 Program reduced our global workforce by approximately 1,800 employees. This level of reduction in workforce brought our capacity in line with market demand, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. We believe the completion of these actions created sufficient flexibility in production and helped us to cope with anticipated demand volatility. The Company does not expect to incur any further charges on the 2008/2009 Program.

Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (“Other Programs”). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of March 31, 2011.

The following is a summary of changes in the Company’s streamlining program liabilities for the three months ended March 31, 2011 (amounts in millions) Activity for the period consisted of termination payments and employee-related charges. Non-employee related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2010	$30.0
Charges during the first three months of 2011	—
Payments during the first three months of 2011	(3.3)

Balance as of March 31, 2011	$26.7

Other Programs
Balance as of December 31, 2010	$1.4
Charges during the first three months of 2011	1.1
Payments during the first three months of 2011	(0.2)

Balance as of March 31, 2011	$2.3

Foreign exchange translation effects	$1.8

Total streamlining liability as of March 31, 2011	$30.8

A balance of $20.9 million is included in other liabilities and $9.9 million is included in streamlining liabilities as of March 31, 2011.

The following is a summary of current and cumulative streamlining costs (including employee related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended March 31, 2011		Cumulative Charges as of March 31, 2011
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee related charges – cost of sales	$—	$1.1	$45.7	$3.8
Employee related charges – selling and administrative	—	—	45.8	1.4
Asset write-offs – cost of sales	—	—	—	1.3

Total program costs	$—	$1.1	$91.5	$6.5

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2011 and 2010 (amounts in millions):

	Three Months Ended March 31,
	2011	2011	2010	2010
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.1	$—	$2.0	$—
Interest cost on the projected benefit obligation	6.1	0.2	6.3	0.2
Less assumed return on plan assets	(2.1)	—	(2.0)	—
Amortization of net loss	0.5	0.3	0.5	0.1

Defined benefit plan cost / (income)	$6.6	$0.5	$6.8	$0.3

	Three Months Ended March 31,
	2011	2011	2010	2010
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.0	$0.2	$4.3	$0.2

The Company makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2011, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2011 and also in line with the contributions made during 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the first quarter of 2011, the commercial vehicle industry’s recovery continued globally, with particularly strong growth in the developed countries. The Company’s worldwide sales in the first quarter of 2011 increased by 38% (36% excluding foreign currency translation effects) compared with the same period a year ago. WABCO’s sales growth continued to outperform the global market for truck and bus production during the first quarter of 2011.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil again accounted for two thirds of the world’s truck and bus production in the first quarter of 2011. In addition to major sales growth from Europe, the Company further benefited from WABCO’s well anchored position in emerging economies such as China, India and Brazil, where we successfully continue to penetrate applicable markets for new technologies and systems. As a result, we continue to achieve higher value of WABCO content per vehicle.

In the first quarter of 2011, WABCO celebrated the grand opening of its fourth production facility in China. The new Jinan based factory features the Company’s Six Sigma Lean program, which uses world-class methods to combine quality management with process efficiency, starting with suppliers and connecting through to customers. WABCO’s new Jinan factory provides advanced commercial vehicle control systems such as air compressors, air processing units, and automated manual transmission (AMT) systems to Chinese and global customers.

WABCO reviewed its activities in Japan in the aftermath of the tragic natural disasters that occurred during the first quarter of 2011, and has concluded that they did not have a material impact on the Company’s financial results.

In the first quarter of 2011, WABCO’s aftermarket sales reached $159 million, excluding foreign currency translation effects, resulting in an all-time record quarter of aftermarket revenues. This performance indicates fleet utilization back to normal levels, market growth and our continued execution of the Company’s aftermarket growth strategies initiated several years ago.

During the first quarter of 2011, WABCO continued to transform major sales growth into strong profitability, driving robust incremental margins. Also during this three-month period, WABCO’s Operating System continued to enable our flexible and rapid response to the industry’s growth. It delivered $15.2 million of materials and conversion productivity. Gross materials productivity represented 5.7% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 3.2%. Conversion productivity represented 5.5%.

Results of Operations

Approximately 92% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income for 2011 compared with 2010 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

First Quarter Results of Operations for 2011 Compared with 2010

(amounts in millions)

	Three months ended March 31,
				Excluding foreign exchange translation (a)
	2011	2010	%change reported	2011 adjusted Amount	% change adjusted
Sales	$678.2	$491.1	38.1%	$666.6	35.7%
Cost of sales	481.9	350.9	37.3%	470.8	34.2%

Gross profit	196.3	140.2	40.0%	195.8	39.7%
Operating expenses	108.2	97.1	11.4%	108.2	11.4%

Operating income	88.1	43.1	*	87.6	*
Equity income of unconsolidated joint ventures	4.7	1.8	*	4.7	*
Other non-operating income / (expense), net	22.8	(3.2)	*	22.1	*
Interest expense, net	(0.5)	(0.4)	25.0%	(0.5)	25.0%

Income before income taxes	115.1	41.3	*	113.9	*
Income taxes	(3.2)	7.6	*	(2.9)	*

Net income including noncontrolling interests	118.3	33.7	*	116.8	*
Less: net income attributable to noncontrolling interests	3.6	3.0	20.0%	3.6	20.0%

Net income	$114.7	$30.7	*	$113.2	*

*	Percentage change not meaningful
(a)	The 2011 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the three month period ending March 31, 2011.

Sales

Our sales for the first quarter of 2011 were $678.2 million, an increase of 38.1% (35.7% excluding foreign currency translation effects) from $491.1 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in all regions across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 45.5% (44.0% excluding foreign currency translation effects) for the first quarter of 2011. Total sales increased 43.5% in North America. Total sales in Asia increased 21.9% (17.6% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in China of 29.2%, (24.6% excluding foreign currency translation effects), as well as an increase in total sales in India of 22.3% (20.5% excluding foreign currency translation effects). Total sales in South America increased 30.7% (21.0% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO’s sales growth for the first quarter of 2011 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 13.2% (11.7% excluding foreign currency translation effects). The aftermarket business benefited from the continued execution of our aftermarket growth strategies initiated several years ago.

Gross Profit

Gross profit increased by $56.1 million ($55.6 million excluding foreign currency translation effects). The main drivers of the increase in gross profit were volume and mix, materials and conversion productivity, and overhead absorption. Volume and mix contributed $39.0 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $32.4 million in improvements. The achievement of this level of improvement was driven by our ability to maintain strict control over indirect costs and was accomplished in an environment where commodity inflation increased our materials cost by approximately 2.5% during the quarter compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $10.8 million, or 1.6% of sales, higher streamlining expenses resulting in a decrease in gross profit by $1.1 million and labor and other cost escalations of approximately $2.6 million. Foreign currency transactional impacts negatively effected gross profit in the amount of $1.3 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $11.1 million. The increase was mainly driven by new research and development investments of $4.2 million, investments in global expansion of $3.2 million, incentive compensation of $2.2 million, and labor and other cost inflation of $1.8 million offset by a reduction of separation and other costs of $0.3 million.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $2.9 million to $4.7 million in 2011 as compared to $1.8 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $2.8 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in the first quarter of 2011.

Other Non-Operating Income / (Expense), Net

Other non-operating income / (expense), net improved by $26.0 million to $22.8 million of income in 2011 as compared to $3.2 million of expense in 2010. This improvement is primarily driven by a reversal of approximately $23.1 million of separation related indemnification liabilities in the statement of income due to the expiration of a statute of limitations.

Income Taxes

The income tax benefit for the first quarter of 2011 was $3.2 million on pre-tax income of $115.1 million before adjusting for noncontrolling interest, compared with a provision of $7.6 million on pre-tax income of $41.3 million before adjusting for noncontrolling interest in the first quarter of 2010. The benefit for 2011 is the net result of the release of tax accruals of approximately $19.1 million as a consequence of the settlement of foreign tax audits, taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from certain foreign tax planning.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $0.6 million to $3.6 million in 2011. The increase is due to the improved results of our WABCO-TVS business in India as well as our U.S. partnership, WABCO Compressor Manufacturing.

Liquidity and Capital Resources

We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our five-year $800 million multi-currency revolving credit facility, our Accounts Receivable Securitization Program and the use of operating leases.

Cash Flows for the three months ended March 31, 2011

Net cash provided by operating activities was $71.0 million for the first three months of 2011. This compared with net cash provided by operating activities of $28.0 million for the first three months of 2010.

The Company recorded net income including noncontrolling interests of $118.3 million for the first three months of 2011 compared with net income including noncontrolling interests of $33.7 million for the first three months of 2010. Net income for the first three months of 2011 included noncash elements such as depreciation and amortization of $20.1 million, as well as a release of an indemnification liability of $23.1 million. Our working capital increased as a result of an increase in business activity which was primarily driven by increased levels of accounts receivable and inventory, partially offset by accounts payable.

The change in other accrued liabilities and taxes was an increase of $28.4 million for the first three months of 2011 compared to an increase of $31.2 million for the first three months of 2010. The major drivers of this change were an increase in payroll and net tax related items partially offset by payment of bonuses under our annual incentive plan. The change in other current and long-term assets for the first three months of 2011 was a decrease of $8.1 million compared to an increase of $7.4 million for the first three months of 2010. The main drivers of this change were a decrease of restricted cash related to the Accounts Receivable Securitization Program, offset by increases in value added tax items and guaranteed notes.

The net cash used in investing activities amounted to $14.4 million in the first three months of 2011 compared to net cash used in investing activities of $12.4 million in the first three months of 2010. The net cash usage for 2011 includes capital expenditures of $6.5 million of investments in tooling, $6.1 million on plant and equipment and $1.8 million in computer software. This compared with $6.2 million of investments in tooling, $5.0 million on plant and equipment and $1.2 million in computer software during the first three months of 2010.

The net cash used by financing activities during the first three months of 2011 amounted to $33.8 million compared to net cash provided by financing activities of $1.0 million during the first three months of 2010.

As of March 31, 2011, our total third party debt was $67.9 million consisting primarily of $44.0 million of long term debt borrowed under our $800 million five-year credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $23.9 million, of which $23.7 million is classified as short term debt and $0.2 million as long term debt. The increase from the prior year is driven by a $23.3 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program. The remaining $0.6 million supports local working capital requirements.

We received $16.7 million of stock option proceeds during 2011 compared with $1.6 million in 2010. The number of stock options exercised in the first three months of 2011 and 2010 were 787,974 and 121,843, respectively.

Credit Facility

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. This is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. In September 2010, the Company also used this facility to partially fund the European Commission fine indemnification of €326.1 million. At March 31, 2011, the carrying amounts of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $98.1 million was unused as of March 31, 2011, and up to $75 million for same-day borrowings of which $75 million was unused as of March 31, 2011. The balance outstanding on this facility as of March 31, 2011, was $44.0 million in addition to $1.9 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.24345% and 0.91625%, respectively at March 31, 2011 for the 1month rates) are subject to adjustments should the Company’s leverage ratio change. The Company intends to replace all or some portion of the existing five-year $800 million credit facility by the time of its expiration.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of March 31, 2011, our trailing four quarters adjusted EBITDA is $355.1 million, which consists of $111.9 million for the first quarter of 2011, $94.9 million for the fourth quarter of 2010, $78.5 million for the third quarter of 2010 and $69.8 million for the second quarter of 2010. As defined in our principal credit facility, our net indebtedness was $99.8 million at March 31, 2011 (comprised of $67.9 million of debt and $31.9 million of uncollateralized guarantees), resulting in an EBITDA covenant ratio of 0.3 to 1. Given our net indebtedness of $99.8 million (including guarantees) at March 31, 2011 we had the ability to borrow approximately an incremental $747 million (after considering the $100 million liquidity requirement) under our principal credit facility and in compliance with the covenants.

Accounts Receivable Securitization Program

As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity. Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2010 for one year.

During the quarter ended March 31, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2011 was €177.0 million ($242.0 million at weighted average March 31, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2011 amounted to €70.0 million ($99.0 million at March 31, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $99.0 million and cash and cash equivalents increased by $41.7 million. The remaining amount of proceeds of $57.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2011.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold were immaterial and past due amounts outstanding at March 31, 2011 were immaterial. Servicing fees for the program were $0.2 million for the quarter ended March 31, 2011.

Factoring Program

On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this program.

Off-Balance Sheet Arrangements

Please see the disclosure above in “Accounts Receivable Securitization Program.”

Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2010 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2010.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2010 made in the Company’s Annual Report on Form 10-K.

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

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ TODD WEINBLATT
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

April 29, 2011

WABCO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc. is 1-33332)

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on April 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three month periods ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.