Form 10-Q
period 2011-06-30
WABCO Holdings Inc.
filed 2011-07-28
CIK 1390844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 20, 2011	67,170,328 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

Six months ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2011	2010	2011	2010
Sales	$737.7	$512.3	$1,415.9	$1,003.3
Cost of sales	520.0	363.0	1,001.9	713.9

Gross Profit	217.7	149.3	414.0	289.4
Costs and expenses:
Selling and administrative expenses	89.2	76.2	170.9	151.7
Product engineering expenses	27.8	20.2	52.2	40.7
Other operating expense, net	1.7	2.8	3.9	3.7

Operating income	99.0	50.1	187.0	93.3
European Commission fine indemnification	—	(400.4)	—	(400.4)
Equity income of unconsolidated joint ventures, net	3.8	1.9	8.6	3.7
Other non-operating expense, net	(1.6)	(1.6)	(1.8)	(4.9)
Indemnification and other settlements	—	—	23.1	—
Interest expense, net	(0.7)	(0.3)	(1.2)	(0.7)

Income / (loss) before income taxes	100.5	(350.3)	215.7	(309.0)
Income tax expense	10.6	12.1	7.5	19.8

Net income / (loss) including noncontrolling interests	89.9	(362.4)	208.2	(328.8)
Less: net income attributable to noncontrolling interests	1.3	3.0	4.9	5.9

Net income / (loss)	$88.6	$(365.4)	$203.3	$(334.7)

Net income / (loss) per common share
Basic	$1.31	$(5.68)	$3.02	$(5.21)
Diluted	$1.26	$(5.68)	$2.91	$(5.21)

Cash dividends per share of common stock	$—	$—	$—	$—

Weighted average common shares outstanding
Basic	67,747,816	64,386,231	67,328,778	64,285,410
Diluted	70,065,888	64,386,231	69,858,983	64,285,410

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108.3	$67.1
Accounts receivable, less allowance for doubtful accounts of $6.4 in 2011 and $7.7 in 2010	353.9	265.9
Inventories:
Finished products	101.3	80.7
Products in process	9.8	7.0
Raw materials	138.3	104.9
Taxes receivable on income	—	7.6
Future income tax benefits	18.7	7.3
Restricted cash	41.9	51.8
Other current assets	76.7	65.4

Total current assets	848.9	657.7
Facilities, less accumulated depreciation	367.2	350.3
Goodwill	407.9	378.4
Long-term future income tax benefits	65.8	57.9
Investments in unconsolidated joint ventures	16.2	13.3
Intangible assets, net	41.3	40.1
Other assets	23.5	27.2

TOTAL ASSETS	$1,770.8	$1,524.9

LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$29.3	$16.7
Accounts payable	176.5	158.4
Accrued payroll	124.8	103.0
Current portion of warranties	51.0	41.7
Taxes payable	11.8	—
Indemnification liabilities	12.4	33.1
Streamlining liabilities	12.3	11.7
Income tax liabilities	7.8	29.0
Other accrued liabilities	140.5	106.9

Total current liabilities	566.4	500.5
Long-term debt	35.0	96.8
Post-retirement benefits	369.7	344.1
Deferred tax liabilities	31.1	26.7
Long-term income tax liabilities	47.0	53.0
Other liabilities	38.2	43.8

Total liabilities	1,087.4	1,064.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 74,132,993 in 2011; 72,415,415 in 2010; and shares outstanding: 67,382,157 in 2011; 66,458,609 in 2010	0.7	0.7

Capital surplus	687.8	646.4
Treasury stock, at cost: 6,750,836 shares in 2011; 5,956,806 shares in 2010	(327.2)	(276.3)
Retained earnings	262.9	59.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	61.9	33.0
Unrealized losses on benefit plans, net of tax	(52.5)	(51.1)

Total shareholders’ equity	633.6	412.3

Noncontrolling interests	49.8	47.7

Total equity	683.4	460.0

TOTAL LIABILITIES AND EQUITY	1,770.8	1,524.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
(Amounts in millions)
Operating activities:
Net income / (loss) including noncontrolling interests	$208.2	$(328.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.3	32.7
Amortization of intangibles	5.9	8.8
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.9)	(0.4)
Non-cash stock compensation	6.6	7.1
Deferred income tax benefit	(11.8)	(9.2)
Loss on sale or disposal of property, plant and equipment	0.4	0.4
Indemnification settlements	(23.1)	—
European Commission fine indemnification	—	400.4
Changes in assets and liabilities:
Accounts receivable, net	(74.0)	(14.3)
Inventories	(43.8)	(20.7)
Accounts payable	8.2	32.2
Other accrued liabilities and taxes	38.2	54.4
Other current and long-term assets	12.6	(44.1)
Other long-term liabilities	(15.5)	(0.9)

Net cash provided by operating activities	142.3	117.6

Investing activities:
Purchases of property, plant and equipment	(32.6)	(23.9)
Investments in capitalized software	(3.9)	(3.0)

Net cash used in investing activities	(36.5)	(26.9)

Financing activities:
Net repayments of revolving credit facilities	(63.6)	(10.0)
Repayments of long-term debt	(0.1)	(0.2)
Net borrowings / (repayments) of short-term debt	11.0	(1.9)
Purchases of treasury stock	(48.2)	—
Dividends to noncontrolling interest holders	(3.0)	(1.8)
Proceeds from exercise of stock options	34.7	2.9

Net cash used in financing activities	(69.2)	(11.0)

Effect of exchange rate changes on cash and cash equivalents	4.6	(50.3)

Net increase in cash and cash equivalents	41.2	29.4
Cash and cash equivalents at beginning of period	67.1	350.2

Cash and cash equivalents at end of period	$108.3	$379.5

Cash paid during the period for:
Interest	$0.4	$0.4
Income taxes	$31.8	$25.2
Non cash items for the period:
Treasury stock purchase accrual	$2.7	$—

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE 1. Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively “WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disk brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services and automotive OEMs.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2011.

NOTE 2. Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance for public entities. The Company adopted amendments to the Codification resulting from ASU 2010-20 on December 31, 2010. As ASU 2010-20 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the roll-forward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2011. The Company has adopted the financing receivable activity disclosures as of January 1, 2011. The adoption of these provisions did not have an impact on our consolidated financial condition, results of operations or cash flows.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company has adopted ASU 2010-29 as of January 1, 2011. The adoption of ASU 2010-29 did not have an impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”). ASU 2011-4 ensures that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011. As ASU 2011-5 relates specifically to disclosures, the Company does not expect the adoption of these provisions to have an impact on our consolidated financial condition, results of operations or cash flows.

NOTE 3. Comprehensive Income / (Loss) and Noncontrolling Interests

Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income / (loss) including noncontrolling interests	$89.9	$(362.4)	$208.2	$(328.8)
Foreign currency translation effects	11.8	(57.5)	29.2	(90.0)
Unrealized losses on benefit plans, net	0.8	1.6	(1.4)	4.4

Comprehensive income / (loss) including noncontrolling interests	102.5	(418.3)	236.0	(414.4)
Less: Net income attributable to noncontrolling interests	1.3	3.0	4.9	5.9
Foreign currency translation effects attributable to noncontrolling interests	0.1	(0.8)	0.3	0.2

Comprehensive income / (loss)	$101.1	$(420.5)	$230.8	$(420.5)

Dividends to noncontrolling interest holders for the three and six month periods ending June 30, 2011 were $1.2 million and $3.0 million, respectively. Dividends to noncontrolling interest holders for the three and six month periods ending June 30, 2010 were $1.8 million and $1.8 million, respectively.

NOTE 4. Accounts Receivable Securitization Program & Financing Receivables

On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2010 for one year.

During the six months ended June 30, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2011 was €400.7 million ($562.3 million at weighted average June 30, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at June 30, 2011 amounted to €69.8 million ($100.7 million at June 30, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $100.7 million and cash and cash equivalents increased by $39.2 million. The remaining amount of proceeds of $61.5 million is a subordinated deposit with Société Générale Bank Nederland N.V. at June 30, 2011.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2011 were both immaterial. Servicing fees for the program were $0.6 million for the six months ended June 30, 2011.

In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $48.3 million of additional cash as of June 30, 2011. Of these cash receipts, $28.7 million is classified on the consolidated balance sheet as loans payable to bank and $19.6 million reduced the subordinated deposit to $41.9 million which is classified as restricted cash on the consolidated balance sheet at June 30, 2011. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €14.0 million ($20.2 million at June 30, 2011 exchange rates).

On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.

Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2011 and 2010 were $37.3 million and $41.0 million, respectively, resulting in expenses of $0.6 million and $0.5 million for the first six months of 2011 and 2010, respectively, and are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $23.5 million and $22.4 million as of June 30, 2011 and December 31, 2010, respectively, and are included in “other current assets” on the condensed consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of June 30, 2011 or December 31, 2010.

NOTE 5. Net Income / (Loss) Per Share

Basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options, if applicable, are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average incremental shares included	2,318,072	—	2,530,205	—
Shares excluded due to anti-dilutive effect	—	1,347,346	—	1,366,486

NOTE 6. Capital Stock

The following is a summary of net shares outstanding and shares issued or reacquired during the first six months of 2011.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	1,521,220	—	1,521,220
Shares issued upon vesting of RSUs	196,358	—	196,358
Shares purchased for treasury	—	(794,030)	(794,030)

Balance, June 30, 2011	74,132,993	(6,750,836)	67,382,157

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2011, no shares have been reissued.

The Company’s Board of Directors has approved a program to purchase shares of the Company’s common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400 million which expires on May 31, 2013. As of June 30, 2011, the Company had repurchased a total of $50.9 million of shares leaving an unexpended balance of $349.1 million available to repurchase shares in the future. Since June 30, 2011, the Company has repurchased an additional 300,604 shares for a total of $20.6 million. The company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 7. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation	$3.3	$3.4	$6.6	$7.1

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	276,287	$59.24	$22.94	557,486	$27.37	$9.76
RSUs Granted	220,181	$—	$62.44	222,029	$—	$27.37

Total Awards	496,468			779,515

In the six months ended June 30, 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In the six months ended June 30, 2010, a total of 557,486 options were granted of which all are exercisable in equal installments over a period of three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest ratably over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years. In 2010, a total of 222,029 RSUs were granted of which

212,076 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,653 vest after two years and 3,318 vest after three years.

The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the six month periods ended June 30, 2011 and 2010:

Assumption	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk-free interest rate	2.30%	2.40%
Expected volatility	42.82%	40.96%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.3%	2.0%
Expected dividend yield	0.47%	1.02%

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a three year period, the common stock of its peer group over a five-year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three year historical volatility of WABCO and the median most recent two year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend amount for the period at the time of grant.

NOTE 8. Debt

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. As of June 30, 2011, this is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. In September 2010, the Company also used this facility to partially fund the European Commission fine indemnification of €326.1 million. At June 30, 2011, the carrying amount of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $98 million was unused as of June 30, 2011, and up to $75 million for same-day borrowings of which $75 million was unused as of June 30, 2011. The balance outstanding on this facility as of June 30, 2011, was $35.0 million in addition to $2.0 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.18555% and 1.28125%, respectively at June 30, 2011 for the one-month rates) are subject to adjustments should the Company’s leverage ratio change.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of June 30, 2011, our trailing four quarters adjusted EBITDA is $405.5 million, which consists of $120.2 million for the second quarter of 2011, $111.9 million for the first quarter of 2011, $94.9 million for the fourth quarter of 2010 and $78.5 million for the third quarter of 2010. As defined in our principal credit facility, our net indebtedness was $93.9 million at June 30, 2011 (comprised of $64.3 million of debt and $37.9 million of uncollateralized guarantees, offset by $8.3 million of excess cash), resulting in an EBITDA covenant ratio of 0.2 to 1. Given our net indebtedness of $93.9 million (including guarantees) at

June 30, 2011 we had the ability to borrow approximately an incremental $763 million (after considering the $100 million liquidity requirement) under our principal credit facility and in compliance with the covenants.

The Company terminated its current $800 million multi-currency revolving credit facility on July 8, 2011 with an effective date of July 22, 2011. At the same time the Company has entered into a new $400 million multi-currency five-year senior unsecured revolving credit facility. For further discussion on the new credit facility, refer to “Note 15. Subsequent Events.”

Also, various subsidiaries had borrowings from banks totaling $29.3 million, of which $28.7 relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $0.6 million supports local working capital requirements.

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

The following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2011 and 2010 (amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance of warranty costs accrued, beginning of period	$50.0	$42.1	$44.9	$45.8
Warranty costs accrued	11.1	7.7	21.2	15.0
Warranty claims settled	(7.4)	(6.1)	(14.7)	(14.7)
Foreign exchange translation effects	1.0	(3.1)	3.3	(5.5)

Balance of warranty costs accrued, end of period	$54.7	$40.6	$54.7	$40.6

Current liability, included in current portion of warranties	$51.0	$37.8	$51.0	$37.8
Long-term liability, included in other liabilities	$3.7	$2.8	$3.7	$2.8

Guarantees and Commitments

The Company has bank guarantees for $37.9 million which is comprised of uncollateralized bank guarantees, of which $31.2 million is related to tax and other litigation, $2.0 million is related to letters of credit and $4.7 million is related to other items.

The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €14.0 million ($20.2 million at June 30, 2011 exchange rates).

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

Litigation

On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326.1 million in fines, or approximately $400 million on the date of assessment (the “EC fine”), on the former American Standard Companies Inc. (now Trane Inc., hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC fine.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in “Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO,” WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $16.6 million as of June 30, 2011.

Note 10. Income Taxes

Unrecognized tax benefits at June 30, 2011 amounted to $45.5 million related to the WABCO business and $9.3 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in “Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO.” The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $47.0 million of the unrecognized tax benefits are classified as long-term liabilities and $7.8 million are classified as short term liabilities. Approximately $1.5 million of these long-term unrecognized tax benefits and $7.8 million of the short term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

The income tax expense for the first six months of 2011 was $7.5 million on pre-tax income of $215.6 million before adjusting for noncontrolling interest. The income tax for the second quarter of 2011 was $10.6 million on pretax income of $100.5 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $26.8 million and $1.9 million in the six months ended and quarter ending June 30, 2011, respectively, as a consequence of the settlement of foreign tax audits.

The accompanying June 30, 2011 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of June 30, 2011 that it is more likely than not that the losses will not be utilized in the foreseeable future.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2007.

Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in “Note 10. Income Taxes,” the liabilities as of June 30, 2011 include $9.3 million related to non-US entities of Trane’s Bath and Kitchen business but for which WABCO entities have obligations directly to non-US tax authorities. In addition, as of June 30, 2011, the Company had indemnification liabilities of $16.6 million, of which $4.2 million is classified within long-term liabilities on the balance sheet and $12.4 million is classified within short-term liabilities.

During the first six months of 2011, approximately $23.1 million of indemnification liabilities was reversed in the statement of income due to the expiration of a statute of limitations.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2011 is $43.8 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Note 12. Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

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

Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (“Other Programs”). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of June 30, 2011.

The following is a summary of changes in the Company’s streamlining program liabilities for the six months ended June 30, 2011 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2010	$30.0
Charges during the first six months of 2011	—
Payments during the first six months of 2011	(5.7)

Balance as of June 30, 2011	$24.3

Other Programs
Balance as of December 31, 2010	$1.4
Charges during the first six months of 2011	1.3
Payments during the first six months of 2011	(1.8)

Balance as of June 30, 2011	$0.9

Foreign exchange translation effects	$2.5

Total streamlining liability as of June 30, 2011	$27.7

A balance of $15.4 million is included in other liabilities and $12.3 million is included in streamlining liabilities as of June 30, 2011.

The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended June 30, 2011		Charges for Six Months Ended June 30, 2011		Cumulative Charges as of June 30, 2011
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$0.2	$—	$1.3	$45.7	$4.0
Employee-related charges – selling and administrative	—	—	—	—	45.8	1.4
Asset write-offs – cost of sales	—	—	—	—	—	1.3

Total program costs	$—	$0.2	$—	$1.3	$91.5	$6.7

Note 13. Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six months ended June 30, 2011 and 2010 (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2011	2010	2010	2011	2011	2010	2010
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.1	$—	$1.8	$—	$4.2	$—	$3.8	$—
Interest cost on the projected benefit obligation	6.1	0.2	6.0	0.2	12.2	0.4	12.3	0.4
Less assumed return on plan assets	(2.1)	—	(2.0)		(4.3)	—	(4.0)	—
Amortization of net loss	0.6	0.2	0.6	0.1	1.2	0.5	1.1	0.2

Defined benefit plan cost	$6.7	$0.4	$6.4	$0.3	$13.3	$0.9	$13.2	$0.6

Accretion expense as reflected in selling and administrative expenses and cost of sales	$4.0	$0.2	$4.0	$0.2	$7.9	$0.4	$8.3	$0.4

The Company makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2011, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2011 and also in line with the contributions made during 2010.

NOTE 14. Derivative Instruments and Hedging Activities

ASC topic 815, Derivatives and Hedging, requires a company to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as a relationship hedge. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company recognizes all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities,” or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of income as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2011, forward contracts for an aggregate notional amount of €42.2 million ($60.9 million at June 30, 2011 exchange rates) were outstanding with an average duration of one month. As €42.2 million of these contracts were entered into on June 29, 2011, the fair value of the derivative assets or liabilities was not material. For the six months ended June 30, 2011, the Company recognized $0.9 million of loss on its derivative instruments included in “other non-operating expense, net” in the consolidated statement of income. This loss was offset by $1.0 million of foreign currency gain on certain monetary assets and liabilities denominated in non-functional currencies and is also recorded in the same line item in the consolidated statement of income. As the Company did not enter into hedging contracts during 2010, no gain or loss was recorded.

Note 15. Subsequent Event

On July 8, 2011, the Company entered into a new $400 million multi-currency five-year senior unsecured revolving credit facility (the “Facility”) with the lenders and agent banks party thereto, including Banc of America Securities Limited as Agent, Issuing Bank and Swingline Lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and book runners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

The Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million, with up to $50 million being available in the form of letters of credit and up to $50 million being available in the form of swingline loans.

The proceeds of the borrowings under the Facility would be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.80% to 1.55% based on the Company’s leverage ratio plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (net indebtedness not to exceed three times adjusted four quarter trailing EBITDA), an interest coverage test (three times interest expense not to exceed adjusted four quarter trailing EBITDA) and a maximum subsidiary indebtedness test, but does not contain any requirement for a liquidity reserve. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO’s subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured.

Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the second quarter of 2011, the commercial vehicle industry continued its strong growth. The Company's worldwide sales in the second quarter of 2011 increased by 44% (29% excluding foreign currency translation effects) compared with the same period a year ago. WABCO continued to outperform every market in the world for truck and bus production during the second quarter of 2011.

In the second quarter of 2011, WABCO benefited from major sales growth in Europe, our largest market, and in North America. However, the production of new trucks and buses in China declined in the second quarter of 2011, even more than anticipated, from its near peak level in the previous quarter.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil still accounted for 60% of the world's truck and bus production in the second quarter of 2011. The Company continued to benefit from its well anchored position in these emerging markets, and successfully kept increasing the level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

WABCO's global aftermarket sales increased by 26% (13.1% excluding foreign currency translation effects), marking another quarter of strong growth. This performance demonstrates the success of the Company’s aftermarket strategies initiated several years ago.

During the second quarter of 2011, WABCO continued to review its activities in Japan in the aftermath of the tragic natural disasters that occurred during the previous quarter, and has concluded that there is no material impact on the Company's financial results.

WABCO continued to transform major sales growth into strong profitability, driving robust incremental margins. Also during this three-month period, WABCO's Operating System continued to enable our fast and flexible responses to the industry's growth, delivering $15.3 million of materials and conversion productivity. Gross materials productivity represented 5.0% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 2.7%. Conversion productivity represented 5.6%.

Results of Operations

Approximately 92% of our sales are outside the U.S., and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income for 2011 compared with 2010 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Second Quarter Results of Operations for 2011 Compared with 2010

(amounts in millions)

	Three months ended June 30,
				Excluding foreign exchange translation (a)
	2011	2010	% change reported	2011 adjusted Amount	% change adjusted
Sales	$737.7	$512.3	44.0%	$661.0	29.0%
Cost of sales	520.0	363.0	43.3%	466.0	28.4%

Gross profit	217.7	149.3	45.8%	195.0	30.6%
Operating expenses	118.7	99.2	19.7%	106.7	7.6%

Operating income	99.0	50.1	97.6%	88.3	76.2%
Equity income of unconsolidated joint ventures	3.8	1.9	100%	3.7	94.7%
Other non-operating expense, net	(1.6)	(402.0)	*	5.9	*
Interest expense, net	(0.7)	(0.3)	133.3%	(0.6)	100.0%

Income / (loss) before income taxes	100.5	(350.3)	*	97.3	*
Income taxes	10.6	12.1	(12.4)%	9.6	(20.7)%

Net income / (loss) including noncontrolling interests	89.9	(362.4)	*	87.7	*
Less: net income attributable to noncontrolling interests	1.3	3.0	(56.7)%	1.3	(56.7)%

Net income / (loss)	$88.6	$(365.4)	*	$86.4	*

*	Percentage change not meaningful
(a)	The 2011 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the three month period ending June 30, 2010.

Sales

Our sales for the second quarter of 2011 were $737.7 million, an increase of 44.0% (29.0% excluding foreign currency translation effects) from $512.3 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 53.0% (33.8% excluding foreign currency translation effects) for the second quarter of 2011. Total sales increased 60.9% in North America. Total sales in Asia increased 13.0% (6.2% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 18.0%, (15.7% excluding foreign currency translation effects), partially offset by a decrease in total sales in China of 3.6% (8.1% excluding foreign currency translation effects). The production of new trucks and buses in China declined in the second quarter, even more than anticipated, compared to the peak level reached in the second quarter of last year. Total sales in South America increased 30.0% (15.7% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO’s sales growth for the second quarter of 2011 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 26.0% (13.1% excluding foreign currency translation effects). The aftermarket business benefited from the continued execution of our aftermarket growth strategies initiated several years ago.

Gross Profit

Gross profit increased by $68.4 million or $45.7 million excluding foreign currency translation effects. Volume and mix contributed $32.2 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $33.0 million in improvements. The achievement of these levels of improvement include 5.6% savings on our conversion costs and 5.0% of materials savings before the cost of raw material inflation, which had a negative impact of 2.3% during the quarter compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $7.4 million, or 1.1% of sales, which is in line with the lowest levels we have historically seen for an individual quarter. Labor and other cost escalations, net of changes in streamlining expenses, were higher by approximately $2.4 million while foreign currency transactional impacts negatively effected gross profit in the amount of $9.7 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $19.5 million or $7.5 million excluding foreign currency translation effects. The increase was mainly driven by new research and development investments of $4.5 million, investments in global expansion of $1.9 million, incentive compensation of $0.6 million, and labor and other cost inflation of $1.7 million offset by a reduction of separation and other costs of $1.2 million.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $1.9 million to $3.8 million in 2011 as compared to $1.9 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $1.2 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in the second quarter of 2011.

Other Non-Operating Expense, Net

In the second quarter of 2010 we incurred an expense for the European Commission fine indemnification in the amount of $400.4 million, driving the majority of the other non-operating expense incurred last year of $402.0 million. Absent this expense in 2011, our other non-operating expense, net was $1.6 million for the quarter.

Income Taxes

The income tax provision for the second quarter of 2011 was $10.6 million on pre-tax income of $100.5 million before adjusting for noncontrolling interest, compared with a provision of $12.1 million on a pre-tax loss of $350.3 million before adjusting for noncontrolling interest in the second quarter of 2010. The tax charge for 2011 is the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $1.9 million in the three months ended June 30, 2011 as a consequence of the settlement of foreign tax audits

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $1.7 million to $1.3 million in 2011 from $3.0 million in 2010. The decrease is the result of the decline in earnings from our majority owned subsidiary in China that provides conventional mechanical products to the local market.

Year to Date Results of Operations for 2011 Compared with 2010

(amounts in millions)

	Six months ended June 30,
				Excluding foreign exchange translation (a)
	2011	2010	% change reported	2011 adjusted Amount	% change adjusted
Sales	$1,415.9	$1,003.3	41.1%	$1,327.5	32.3%
Cost of sales	1,001.9	713.9	40.3%	936.7	31.2%

Gross profit	414.0	289.4	43.1%	390.8	35.0%
Operating expenses	227.0	196.1	15.8%	214.8	9.5%

Operating income	187.0	93.3	100.4%	176.0	88.6%
Equity income of unconsolidated joint ventures	8.6	3.7	132.4%	8.5	129.7%
Other non-operating income / (expense), net	21.3	(405.3)	*	27.9	*
Interest expense, net	(1.2)	(0.7)	71.4%	(1.2)	71.4%

Income / (loss) before income taxes	215.7	(309.0)	*	211.2	*
Income taxes	7.5	19.8	(62.1)%	6.7	(66.2)%

Net income / (loss) including noncontrolling interests	208.2	(328.8)	*	204.5	*
Less: net income attributable to noncontrolling interests	4.9	5.9	(16.9)%	4.9	(16.9)%

Net income / (loss)	$203.3	$(334.7)	*	$199.6	*

*	Percentage change not meaningful
(a)	The 2011 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the six-month period ending June 30, 2010.

Sales

Our sales for the first six months of 2011 were $1,415.9 million, an increase of 41.1% (32.3% excluding foreign currency translation effects) from $1,003.3 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 49.3% (38.6% excluding foreign currency translation effects) for the first six months of 2011. Total sales increased 52.1% in North America. Total sales in Asia increased 17.4% (11.8% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 20.1%, (18.1% excluding foreign currency translation effects). Also included in the sales growth in Asia, was an increase in total sales in China of 12.5% (7.9% excluding foreign currency translation effects) despite the decline in the number of trucks and buses produced, even more than anticipated for this year. Total sales in South America increased 30.3% (18.1% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO’s sales growth for the first half of 2011 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 19.4% (12.4% excluding foreign currency translation effects). The aftermarket business benefited from the continued execution of our aftermarket growth strategies initiated several years ago.

Gross Profit

Gross profit increased by $124.6 million or $101.4 million excluding foreign currency translation effects. Volume and mix contributed $66.1 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $67.6 million in improvements. The achievement of these levels of improvement include 5.6% savings on our conversion costs and 5.3% of materials savings before the cost of raw material inflation, which had a negative impact of 2.4% during the six months compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $16.1 million, or 1.2%

of sales and labor and other cost escalations, net of changes in streamlining expenses, of approximately $6.0 million. Foreign currency transactional impacts negatively effected gross profit in the amount of $10.2 million.

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $30.9 million or $18.7 million excluding foreign currency translation effects. The increase was mainly driven by new research and development investments of $8.7 million, investments in global expansion of $5.2 million, incentive compensation of $2.7 million, and labor and other cost inflation of $3.5 million offset by a reduction of separation and other costs of $1.4 million.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $4.9 million to $8.6 million in 2011 as compared to $3.7 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $4.0 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in the first half of 2011.

Other Non-Operating Income / (Expense), Net

In the first half of 2010 we incurred an expense for the European Commission fine indemnification in the amount of $400.4 million, driving the majority of the other non-operating expense incurred last year of $405.3 million. Absent this expense in 2011, our other non-operating income, net was $21.3 million for the six month period. This amount is primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements.

Income Taxes

The income tax provision for the first six months of 2011 was $7.5 million on pre-tax income of $215.7 million before adjusting for noncontrolling interest, compared with a provision of $19.8 million on a pre-tax loss of $309.0 million before adjusting for noncontrolling interest in the first six months of 2010. The tax charge for 2011 is the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $26.8 million in the six months ended June 30, 2011 as a consequence of the settlement of foreign tax audits.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $1.0 million to $4.9 million in 2011 from $5.9 million in 2010. The decrease is the result of the decline in earnings from our majority owned subsidiary in China that provides conventional mechanical products to the local market. This was partially offset by improved results of our WABCO-TVS business in India as well as our U.S. partnership, WABCO Compressor Manufacturing.

Liquidity and Capital Resources

We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our five-year $800 million multi-currency revolving credit facility until July 22, 2011 after which this is replaced by a new five-year $400 million multi-currency revolving credit facility (see Note 15 for further discussion), our Accounts Receivable Securitization Program and the use of operating leases.

Cash Flows for the six months ended June 30, 2011

Net cash provided by operating activities was $142.3 million for the first six months of 2011. This compared with net cash provided by operating activities of $117.6 million for the first six months of 2010.

The Company recorded net income including noncontrolling interests of $208.2 million for the first six months of 2011 compared with net loss including noncontrolling interests of $328.8 million for the first six months of 2010. Net income for the first six months of 2011 included noncash elements such as depreciation and amortization of $39.2 million, as well as an indemnification liability reversal of $23.1 million. Our working capital increased as a result of an increase in business activity which was primarily driven by increased levels of accounts receivable and inventory, only partially offset by accounts payable.

The change in other accrued liabilities and taxes was an increase of $38.2 million for the first six months of 2011 compared to an increase of $54.4 million for the first six months of 2010. The major drivers of this change were an increase in payroll and net tax related items partially offset by payment of bonuses under our annual incentive plan. The change in other current and long-term assets for the first six months of 2011 was a decrease of $12.6 million compared to an increase of $44.1 million for the first six months of 2010. The main drivers of this change were a decrease of restricted cash related to the Accounts Receivable Securitization Program, and release of a bank deposit supporting a long-term guarantee, offset by increases in value added tax items. The change in other long-term liabilities for the first six months of 2011 was a decrease of $15.5 million compared to a decrease of $0.9 million for the first six months of 2010. The main drivers of this change were a decrease in tax related items and payment of bonuses under our long-term incentive plan.

The net cash used in investing activities amounted to $36.5 million in the first six months of 2011 compared to net cash used in investing activities of $26.9 million in the first six months of 2010. The net cash usage for 2011 includes capital expenditures of $15.9 million of investments in tooling, $16.7 million on plant and equipment and $3.9 million in computer software. This compared with $12.6 million of investments in tooling, $11.3 million on plant and equipment and $3.0 million in computer software during the first three months of 2010.

The net cash used by financing activities during the first six months of 2011 amounted to $69.2 million compared to net cash used by financing activities of $11.0 million during the first six months of 2010.

As of June 30, 2011, our total third party debt was $64.3 million consisting primarily of $35.0 million of long-term debt borrowed under our $800 million five-year credit facility. During the six months ended June 30, 2011, the Company repaid approximately $63.6 million of debt on its revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $29.3 million classified as short term debt. The increase from the prior year is driven by a $28.7 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program.

We received $34.7 million of stock option proceeds during 2011 compared with $2.9 million in 2010. The number of stock options exercised in the first six months of 2011 and 2010 were 1,521,220 and 210,520, respectively.

The Company’s Board of Directors has approved a $400 million program to purchase shares of the Company’s common stock. During the first six months of 2011, the Company repurchased $50.9 million of shares of which $2.7 million was not settled until after June 30, 2011. At June 30, 2011, the Company had the authority to make an additional $349.1 million of share repurchases.

Credit Facility

On May 31, 2007, WABCO entered into an unsecured, five-year $800 million, multi-currency revolving credit facility that will expire on July 31, 2012. As of June 30, 2011, this is our principal bank credit facility, and it became available to us on August 1, 2007. The proceeds of the borrowings under the principal credit facility have historically been used to fund repurchases of our shares, pay quarterly dividends to our shareholders and to meet short-term cash requirements. In September 2010, the Company also used this facility to partially fund the European Commission fine indemnification of €326.1 million. At June 30, 2011, the carrying amount of this facility approximated fair value. Up to $100 million under this facility may be used for issuing letters of credit, of which $98.0 million was unused as of June 30, 2011, and up to $75 million for same-day borrowings of which $75 million was unused as of June 30, 2011. The balance outstanding on this facility as of June 30, 2011, was $35.0 million in addition to $2.0 million of letters of credit. The Company pays a facility fee of 0.10% per annum. Borrowings thereunder bear interest generally at the London Interbank Offered Rate (“LIBOR”) plus either 0.35% if borrowings are less than or equal to 50% of the total available balance, or 0.40% if borrowings are greater than 50% of the total available balance. The Company also pays 0.35% per annum plus issuance fees for letters of credit. The interest rate spreads above the U.S. dollar and Euro LIBOR (0.18555% and 1.28125%, respectively at June 30, 2011 for the 1month rates) are subject to adjustments should the Company’s leverage ratio change.

Our principal credit facility contains various covenants that limit, among other things, liens, transactions, subsidiary indebtedness, and certain mergers and sales of assets. The covenants also require the Company to meet certain financial tests: a rolling four quarters 3 to 1 ratio of consolidated net indebtedness to consolidated trailing four quarters adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items), a 3 to 1 ratio of consolidated trailing four quarters adjusted EBITDA to consolidated net interest expense for the same period, and a liquidity test. The liquidity covenant requires us to have at least $100 million of liquidity (which includes unused commitments under the agreement and certain other committed facilities that may be entered into, as well as unrestricted cash and cash equivalents). As of June 30, 2011, our trailing four quarters adjusted EBITDA is $405.5 million, which consists of $120.2 million for the second quarter of 2011, $111.9 million for the first quarter of 2011, $94.9 million for the fourth quarter of 2010 and $78.5 million for the third quarter of 2010. As defined in our principal credit facility, our net indebtedness was $93.9 million at June 30, 2011 (comprised of $64.3 million of debt and $37.9 million of uncollateralized guarantees, offset by $8.3 million of excess cash), resulting in an EBITDA covenant ratio of 0.2 to 1. Given our net indebtedness of $93.9 million (including guarantees) at June 30, 2011 we had the ability to borrow approximately an incremental $763 million (after considering the $100 million liquidity requirement) under our principal credit facility and in compliance with the covenants.

The Company terminated its current $800 million multi-currency revolving credit facility on July 8, 2011 with an effective date of July 22, 2011. At the same time the Company has entered into a new $400 million multi-currency five-year senior unsecured revolving credit facility.

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

During the six months ended June 30, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2011 was €400.7 million ($562.3 million at weighted average June 30, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at June 30, 2011 amounted to €69.8 million ($100.7 million at June 30, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $100.7 million and cash and cash equivalents increased by $39.2 million. The remaining amount of proceeds of $61.5 million is a subordinated deposit with Société Générale Bank Nederland N.V. at June 30, 2011.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2011 were both immaterial. Servicing fees for the program were $0.6 million for the six months ended June 30, 2011.

Factoring Program

On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this program.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets”, “other assets”, “other accrued liabilities”, or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of income as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2011, forward contracts for an aggregate notional amount of €42.2 million ($60.9 million at June 30, 2011 exchange rates) were outstanding with an average duration of one month. As €42.2 million of these contracts were entered into on June 29, 2011, the fair value of the derivative assets or liabilities was not material. For the six months ended June 30, 2011, the Company recognized $0.9 million of loss on its derivative instruments included in “other non-operating expense, net” in the consolidated statement of income. This loss was offset by $1.0 million of foreign currency gain on certain monetary assets and liabilities denominated in non-functional currencies and is also recorded in the same line item in the consolidated statement of income. As the Company did not enter into hedging contracts during 2010, no gain or loss was recorded.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2011.

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

These are further described in “Note 9. Warranties, Guarantees, Commitments and Contingencies.”

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a program to purchase shares of the Company’s common stock. A summary of the repurchase activity for the first six months of 2011 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	794,030	$64.12	794,030	$349,085,169

Total second quarter	794,030	$64.12	794,030

Total through June 30, 2011	794,030	$64.12	794,030	$349,085,169

(a)	The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400 million which expires on May 31, 2013. The unexpended balance of $349,085,169 under that authorization as of June 30, 2011, will continue to be used to repurchase shares in the future.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 5.	Other Information

On May 25, 2011, the Compensation, Nominating and Governance Committee (the “Committee”) approved retroactive to January 1, 2011 (and on May 26, 2011, the Board of Directors of the Company approved) an exchange rate policy for the Company’s Chairman and Chief Executive Officer, Mr. Esculier. Under this policy, Mr. Esculier’s base salary, annual and long-term cash incentive payments, stock option exercises and restricted stock unit vesting which are denominated in U.S. Dollars, would be paid by the Company to Mr. Esculier at a fixed rate of one Euro to the lower of $1.35 or the exchange rate at the time of payment. As of June 30, 2011, the Company has paid approximately $0.4 million to Mr. Esculier under this policy.

Item 6.	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ TODD WEINBLATT
Todd Weinblatt
Vice President and Controller
(Principal Accounting Officer)

July 28, 2011

WABCO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description

10.1	Form of Performance-Based Restricted Stock Unit Agreement.

10.2	Amendment to the Employment Agreement of Nikhil Varty.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on July 28, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.