Form 10-Q
period 2011-09-30
WABCO Holdings Inc.
filed 2011-10-27
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 25, 2011	65,618,490 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
Nine months ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2011	2010	2011	2010
Sales	$706.3	$545.2	$2,122.2	$1,548.5
Cost of sales	501.9	397.0	1,503.7	1,110.9
Gross Profit	204.4	148.2	618.5	437.6
Costs and expenses:
Selling and administrative expenses	82.3	72.3	253.2	224.1
Product engineering expenses	28.4	19.8	80.6	60.5
Other operating expense, net	1.3	1.3	5.2	4.9
Operating income	92.4	54.8	279.5	148.1
European Commission fine indemnification	—	—	—	(400.4)
Equity income of unconsolidated joint ventures, net	3.9	3.2	12.4	6.9
Other non-operating income / (expense), net	0.1	0.1	(1.7)	(4.8)
Indemnification and other settlements	—	—	23.1	—
Interest expense, net	(0.4)	(0.5)	(1.6)	(1.2)
Income / (loss) before income taxes	96.0	57.6	311.7	(251.4)
Income tax expense	9.1	10.4	16.6	30.2
Net income / (loss) including noncontrolling interests	86.9	47.2	295.1	(281.6)
Less: net income attributable to noncontrolling interests	3.1	3.2	8.0	9.1
Net income / (loss)	$83.8	$44.0	$287.1	$(290.7)
Net income / (loss) per common share
Basic	$1.25	$0.68	$4.28	$(4.52)
Diluted	$1.22	$0.66	$4.13	$(4.52)
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	66,811,299	64,478,630	67,154,389	64,350,287
Diluted	68,656,306	66,540,027	69,483,447	64,350,287
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144.7	$67.1
Accounts receivable, less allowance for doubtful accounts of $6.1 in 2011 and $7.7 in 2010	333.7	265.9
Inventories:
Finished products	97.9	80.7
Products in process	8.0	7.0
Raw materials	137.6	104.9
Taxes receivable on income	—	7.6
Future income tax benefits	20.1	7.3
Restricted cash	35.8	51.8
Other current assets	65.7	65.4
Total current assets	843.5	657.7
Facilities, less accumulated depreciation	349.4	350.3
Goodwill	384.1	378.4
Long-term future income tax benefits	67.0	57.9
Investments in unconsolidated joint ventures	17.2	13.3
Intangible assets, net	38.0	40.1
Other assets	25.9	27.2
TOTAL ASSETS	$1,725.1	$1,524.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$21.7	$16.7
Accounts payable	164.1	158.4
Accrued payroll	121.7	103.0
Current portion of warranties	52.0	41.7
Taxes payable	6.2	—
Indemnification liabilities	12.0	33.1
Streamlining liabilities	11.2	11.7
Income tax liabilities	8.6	29.0
Other accrued liabilities	131.4	106.9
Total current liabilities	528.9	500.5
Long-term debt	87.0	96.8
Post-retirement benefits	347.9	344.1
Deferred tax liabilities	35.9	26.7
Long-term income tax liabilities	46.6	53.0
Other liabilities	36.1	43.8
Total liabilities	1,082.4	1,064.9
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 74,206,762 in 2011; 72,415,415 in 2010; and shares outstanding: 65,851,702 in 2011; 66,458,609 in 2010	0.7	0.7
Capital surplus	691.3	646.4
Treasury stock, at cost: 8,355,060 shares in 2011; 5,956,806 shares in 2010	(407.5)	(276.3)
Retained earnings	346.7	59.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	12.3	33.0
Unrealized losses on benefit plans, net of tax	(49.7)	(51.1)
Total shareholders’ equity	593.8	412.3
Noncontrolling interests	48.9	47.7
Total equity	642.7	460.0
TOTAL LIABILITIES AND EQUITY	1,725.1	1,524.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
(Amounts in millions)
Operating activities:
Net income / (loss) including noncontrolling interests	$295.1	$(281.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.9	50.6
Amortization of intangibles	8.8	12.8
Equity in earnings of unconsolidated joint ventures, net of dividends received	(4.1)	(2.1)
Non-cash stock compensation	10.1	10.2
Deferred income tax benefit	(11.6)	(10.0)
Loss on sale or disposal of property, plant and equipment	0.7	1.2
Indemnification settlements	(23.1)	—
Changes in assets and liabilities:
Accounts receivable, net	(70.5)	(22.7)
Inventories	(52.5)	(44.6)
Accounts payable	4.1	50.2
Other accrued liabilities and taxes	40.0	33.0
Other current and long-term assets	15.5	(60.6)
Other long-term liabilities	(16.4)	(0.6)
Net cash provided / (used) by operating activities	246.0	(264.2)
Investing activities:
Purchases of property, plant and equipment	(59.9)	(37.2)
Investments in capitalized software	(5.7)	(4.8)
Divestitures, net	—	3.0
Net cash used in investing activities	(65.6)	(39.0)
Financing activities:
Net (repayments) / borrowings of revolving credit facilities	(11.6)	52.2
Repayments of long-term debt	(0.2)	(0.2)
Net borrowings of short-term debt	4.6	16.8
Purchases of treasury stock	(125.4)	—
Dividends to noncontrolling interest holders	(3.9)	(2.1)
Proceeds from exercise of stock options	34.7	4.8
Net cash (used in) / provided by financing activities	(101.8)	71.5
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(7.1)
Net increase / (decrease) in cash and cash equivalents	77.6	(238.8)
Cash and cash equivalents at beginning of period	67.1	350.2
Cash and cash equivalents at end of period	$144.7	$111.4
Cash paid during the period for:
Interest	$0.7	$0.9
Income taxes	$43.0	$33.5
Non cash items for the period:
Treasury stock purchase accrual	$5.8	$—
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large and the maturities are short. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2011.

NOTE 2.	Recently Issued Accounting Standards
In July 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends existing disclosure guidance for public entities. The Company adopted amendments to the Codification resulting from ASU 2010-20 on December 31, 2010. As ASU 2010-20 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the roll-forward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2011. The Company has adopted the financing receivable activity disclosures as of January 1, 2011. The adoption of these provisions did not have an impact on our consolidated financial condition, results of operations or cash flows.

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
In May 2011, the FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-4"). ASU 2011-4 ensures that fair value has the same meaning in U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income ("ASU 2011-5"). ASU 2011-5 improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011. As ASU 2011-5 relates specifically to disclosures, the Company does not expect the adoption of these provisions to have an impact on our consolidated financial condition, results of operations or cash flows.
In September 2011, the FASB issued ASU 2011-8, Testing Goodwill for Impairment ("ASU 2011-8"). ASU 2011-8 gives entities the option to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-8 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have an impact on the consolidated financial statements.

NOTE 3.	Comprehensive Income / (Loss) and Noncontrolling Interests
Total comprehensive income / (loss) consisted of the following (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income / (loss) including noncontrolling interests	$86.9	$47.2	$295.1	$(281.6)
Foreign currency translation effects	(52.9)	31.3	(23.7)	(58.7)
Unrealized gains / (losses) on benefit plans, net	2.8	(3.1)	1.4	1.3
Comprehensive income / (loss) including noncontrolling interests	36.8	75.4	272.8	(339.0)
Less: Net income attributable to noncontrolling interests	3.1	3.2	8.0	9.1
Foreign currency translation effects attributable to noncontrolling interests	(3.1)	1.2	(2.8)	1.4
Comprehensive income / (loss)	$36.8	$71.0	$267.6	$(349.5)

Dividends to noncontrolling interest holders for the three and nine month periods ending September 30, 2011 were $0.9 million and $3.9 million, respectively. Dividends to noncontrolling interest holders for the three and nine month periods ending September 30, 2010 were $0.3 million and $2.1 million, respectively.

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

however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2011 for one year.
During the nine months ended September 30, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2011 was €602.7 million ($847.7 million at weighted average September 30, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at September 30, 2011 amounted to €82.4 million ($112.1 million at September 30, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $112.1 million and cash and cash equivalents increased by $67.1 million. The remaining amount of proceeds of $45.0 million is a subordinated deposit with Société Générale Bank Nederland N.V. at September 30, 2011.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2011 were both immaterial. Servicing fees paid for the program were $1.0 million for the nine months ended September 30, 2011.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $29.1 million of additional cash as of September 30, 2011. Of these cash receipts, $19.9 million is classified on the consolidated balance sheet as loans payable to bank and $9.2 million reduced the subordinated deposit to $35.8 million which is classified as restricted cash on the consolidated balance sheet at September 30, 2011. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.6 million ($15.8 million at September 30, 2011 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2011 and 2010 were $55.2 million and $64.6 million, respectively, resulting in expenses of $0.6 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively, and are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $27.3 million and $22.4 million as of September 30, 2011 and December 31, 2010, respectively, and are included in “other current assets” on the condensed consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of September 30, 2011 or December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average incremental shares included	1,845,007	2,061,397	2,329,058	—
Shares excluded due to anti-dilutive effect	240,114	1,236,958	—	1,251,086

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the first nine months of 2011.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	1,594,973	—	1,594,973
Shares issued upon vesting of RSUs	196,374	—	196,374
Shares purchased for treasury	—	(2,398,254)	(2,398,254)
Balance, September 30, 2011	74,206,762	(8,355,060)	65,851,702
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2011, no shares have been reissued.
The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400.0 million which expires on May 31, 2013. As of September 30, 2011, the Company had repurchased a total of $131.2 million of shares leaving an unexpended balance of $268.8 million available to repurchase shares in the future. Subsequent to September 30, 2011, the Company has repurchased an additional 279,694 shares for a total of $11.5 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation	$3.5	$3.1	$10.1	$10.2
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	276,287	$59.24	$22.94	565,617	$27.49	$9.80
RSUs Granted	220,181	$—	$62.44	235,476	$—	$27.37
Total Awards	496,468			801,093

In the nine months ended September 30, 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In the nine months ended September 30, 2010, a total of 565,617 options were granted of which all are exercisable in equal installments over a period of three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest ratably over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years. In 2010, a total of 235,476 RSUs were granted of which 225,523 vest ratably over a period of three years. Of the remaining 9,953 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the nine month periods ended September 30, 2011 and 2010:

Assumption	September 30, 2011	September 30, 2010
Risk-free interest rate	2.30%	2.39%
Expected volatility	42.82%	40.96%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.3%	2.0%
Expected dividend yield	0.47%	1.02%
The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a three-year period, the common stock of its peer group over a five-year period, and the implied volatility for at the money options to purchase shares of its common stock. The five-year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three-year historical volatility of WABCO and the median most recent two-year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend amount for the period at the time of grant.

NOTE 8.	Debt

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the "Facility") with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

As of September 30, 2011, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of September 30, 2011, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2011. At September 30, 2011, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of September 30, 2011, was $87.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of September 30, 2011.

The proceeds of the borrowings under the Facility will be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.80% to 1.55% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA(earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2011 the Company had the ability to borrow an incremental $311.7 million under our principal credit facility and was in compliance with all the covenants.
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
Also, various subsidiaries had borrowings from banks totaling $21.7 million, of which $19.9 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $1.8 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2011 and 2010 (amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance of warranty costs accrued, beginning of period	$54.7	$40.6	$44.9	$45.8
Warranty costs accrued	10.6	8.2	31.8	23.2
Warranty claims settled	(7.2)	(6.4)	(21.9)	(21.1)
Foreign exchange translation effects	(2.4)	4.1	0.9	(1.4)
Balance of warranty costs accrued, end of period	$55.7	$46.5	$55.7	$46.5
Current liability, included in current portion of warranties	$52.0	$43.4	$52.0	$43.4
Long-term liability, included in other liabilities	$3.7	$3.1	$3.7	$3.1
Guarantees and Commitments
The Company has bank guarantees for $27.9 million which is comprised of uncollateralized bank guarantees, of which $22.6 million is related to tax and other litigation, $1.3 million is related to letters of credit and $4.0 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $9.2 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.6 million ($15.8 million at September 30, 2011 exchange rates).
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings under our $800 million five-year revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. The Company believes that a decision on the appeal will take at least five years.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO," WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $15.8 million as of September 30, 2011.

Note 10.	Income Taxes
Unrecognized tax benefits at September 30, 2011 amounted to $46.7 million related to the WABCO business and $8.4 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO." The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $47.7 million of the unrecognized tax benefits are classified as long-term liabilities and $7.4 million are classified as short-term liabilities. Approximately $1.0 million of these long-term unrecognized tax benefits and $7.4 million of the short-term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.
The income tax expense for the first nine months of 2011 was $16.6 million on pre-tax income of $311.7 million before adjusting for noncontrolling interest. The income tax for the third quarter of 2011 was $9.1 million on pretax income of $96.0 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and benefits from the filing of the Company's U.S. Federal income tax return in September 2011 and certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $27.4 million and $0.6 million in the nine months ended and quarter ending September 30, 2011, respectively, as a consequence of the settlement of foreign tax audits.
The accompanying September 30, 2011 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of September 30, 2011 that it is more likely than not that the losses will not be utilized in the foreseeable future.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

Note 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes," the liabilities as of September 30, 2011 include $8.4 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of September 30, 2011, the Company had indemnification liabilities of $15.8 million, of which $3.8 million is classified within long-term liabilities on the balance sheet and $12.0 million is classified within short-term liabilities.
During the first nine months of 2011, approximately $25.0 million of indemnification liabilities was reversed in the statement of income due to the expiration of a statute of limitations and the settlement of a foreign tax audit.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2011 is $39.8 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (“Other Programs”). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of September 30, 2011.
The following is a summary of changes in the Company’s streamlining program liabilities for the nine months ended September 30, 2011 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2010	$30.0
Charges during the first nine months of 2011	—
Payments during the first nine months of 2011	(8.7)
Balance as of September 30, 2011	$21.3
Other Programs
Balance as of December 31, 2010	$1.4
Charges during the first nine months of 2011	2.3
Payments during the first nine months of 2011	(2.2)
Balance as of September 30, 2011	$1.5
Foreign exchange translation effects	$0.9
Total streamlining liability as of September 30, 2011	$23.7
A balance of $12.5 million is included in other liabilities and $11.2 million is included in streamlining liabilities as of September 30, 2011.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended September 30, 2011		Charges for Nine Months Ended September 30, 2011		Cumulative Charges as of September 30, 2011
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$0.5	$—	$1.8	$45.7	$4.5
Employee-related charges – selling and administrative	—	0.5	—	0.5	45.8	1.9
Asset write-offs – cost of sales	—	—	—	—	—	1.3
Total program costs	$—	$1.0	$—	$2.3	$91.5	$7.7

Note 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three and nine months ended September 30, 2011 and 2010 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2011	2010	2010	2011	2011	2010	2010
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.1	$—	$1.9	$—	$6.4	$—	$5.7	$—
Interest cost on the projected benefit obligation	6.1	0.1	6.2	0.2	18.3	0.5	18.4	0.6
Less assumed return on plan assets	(2.2)	—	(2.1)	—	(6.4)	—	(6.1)	—
Amortization of net loss	0.6	0.2	0.6	0.1	1.6	0.7	1.8	0.3
Defined benefit plan cost	$6.6	$0.3	$6.6	$0.3	$19.9	$1.2	$19.8	$0.9
Accretion expense as reflected in selling and administrative expenses and cost of sales	$3.9	$0.1	$4.0	$0.2	$11.9	$0.5	$12.3	$0.6

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2011, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2011 and also in line with the contributions made during 2010.

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

The Company recognizes all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2011, forward contracts for an aggregate notional amount of €22.9 million ($31.2 million at September 30, 2011 exchange rates) were outstanding with an average duration of one month. As €22.9 million of these contracts were entered into on September 30, 2011, the fair value of the derivative assets or liabilities was not material. For the nine months ended September 30, 2011, the Company recognized immaterial losses on its derivative instruments, as well as immaterial foreign currency gains recorded during the same period. As the Company did not enter into hedging contracts during 2010, no gain or loss was recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
In the third quarter of 2011, the commercial vehicle industry continued to grow globally. The Company's worldwide sales in the third quarter of 2011 increased by 30% (20% excluding foreign currency translation effects) compared with the same period a year ago. WABCO continued to outperform the overall market for truck and bus production globally during the third quarter of 2011.

In the third quarter of 2011, WABCO benefited from strong sales growth in Europe, our largest market. However, the production of new trucks and buses in China declined in the third quarter of 2011 from a year ago.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil still accounted for 58% of the world's truck and bus production in the third quarter of 2011. The Company continued to benefit from its well anchored position in these emerging markets, and has successfully maintained an increasing level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

WABCO's global aftermarket sales increased by 12% (3% excluding foreign currency translation effects), compared with the same period a year ago, which at the time was the Company's highest ever quarterly amount of aftermarket sales having grown 25% versus the third quarter of 2009.

WABCO continued to transform sales growth into strong profitability, achieving a 29% incremental operating profit margin. Also during this three-month period, WABCO's Operating System continued to provide fast and flexible responses to market conditions, delivering $17.3 million of materials and conversion productivity. Gross materials productivity represented 4.9% of total materials cost but, as anticipated, the impact of commodity inflation reduced net materials productivity to 3.1%. Conversion productivity represented 6.3%, a record quarterly level for WABCO.
Results of Operations
Approximately 91% of our sales are outside the U.S., and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income for 2011 compared with 2010 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.
Third Quarter Results of Operations for 2011 Compared with 2010
(amounts in millions)

	Three Months Ended September 30,
				Excluding foreign exchange translation (a)
	2011	2010	% change reported	2011 adjusted Amount	% change adjusted
Sales	$706.3	$545.2	29.5%	$653.2	19.8%
Cost of sales	501.9	397.0	26.4%	463.8	16.8%
Gross profit	204.4	148.2	37.9%	189.4	27.8%
Operating expenses	112.0	93.4	19.9%	103.9	11.2%
Operating income	92.4	54.8	68.6%	85.5	56.0%
Equity income of unconsolidated joint ventures	3.9	3.2	21.9%	3.8	18.8%
Other non-operating expense, net	0.1	0.1	*	0.9	*
Interest expense, net	(0.4)	(0.5)	(20.0)%	(0.4)	(20.0)%
Income / (loss) before income taxes	96.0	57.6	66.7%	89.8	55.9%
Income taxes	9.1	10.4	(12.5)%	8.6	(17.3)%
Net income / (loss) including noncontrolling interests	86.9	47.2	84.1%	81.2	72.0%
Less: net income attributable to noncontrolling interests	3.1	3.2	(3.1)%	3.0	(6.3)%
Net income / (loss)	$83.8	$44.0	90.5%	$78.2	77.7%
____________________

*	Percentage change not meaningful

(a)	The 2011 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the three month period ending September 30, 2010.
Sales
Our sales for the third quarter of 2011 were $706.3 million, an increase of 29.5% (19.8% excluding foreign currency translation effects) from $545.2 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 33.3% (21.9% excluding foreign currency translation effects) for the third quarter of 2011. Total sales increased 42.4% in North America. Total sales in Asia increased 14.3% (8.1% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 16.4% (14.6% excluding foreign currency translation effects), partially offset by a decrease in total sales in China of 9.6% (14.4% excluding foreign currency translation effects) resulting from the anticipated decline in production of new trucks and buses in China. Total sales in South America increased 32.3% (23.2% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO’s sales growth for the quarter has outperformed the aggregate global market growth. The global aftermarket sales increase, included in the geographic numbers provided above, was 11.7% (3.0% excluding foreign currency translation effects).

Gross Profit
Gross profit increased by $56.2 million ($41.2 million excluding foreign currency translation effects). Volume and mix contributed $18.4 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $28.7 million in improvements. The achievement of these levels of improvement include 6.3% savings on our conversion costs, a record quarterly amount, and 4.9% of materials savings before the cost of raw material inflation, which had a negative impact of 1.8% during the quarter compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $5.5 million, or 0.8% of sales, which is at the lowest level we have historically seen for any individual quarter. Labor and other cost escalations, net of changes in streamlining expenses, were higher by approximately $1.1 million. Foreign currency transactional impacts positively effected gross profit in the amount of $0.7 million.
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $18.6 million ($10.5 million excluding foreign currency translation effects). The increase was mainly driven by new research and development investments of $6.5 million, investments in global expansion of $0.2 million, labor and other cost inflation of $1.7 million, andseparation and other costs of $2.1 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased $0.7 million to $3.9 million in 2011 as compared to $3.2 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $0.5 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in 2011.
Income Taxes
The income tax provision for the third quarter of 2011 was $9.1 million on pre-tax income of $96.0 million before adjusting for noncontrolling interest, compared with a provision of $10.4 million on a pre-tax income of $57.6 million before adjusting for noncontrolling interest in the third quarter of 2010. The tax charge for 2011 is the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, benefits from the filing of the Company's U.S. Federal income tax return in September 2011 and certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $0.6 million in the three months ended September 30, 2011 as a consequence of the settlement of foreign tax audits.
Year to Date Results of Operations for 2011 Compared with 2010
(amounts in millions)

	Nine Months Ended September 30,
				Excluding foreign exchange translation (a)
	2011	2010	% change reported	2011 adjusted Amount	% change adjusted
Sales	$2,122.2	$1,548.5	37.0%	$1,980.8	27.9%
Cost of sales	1,503.7	1,110.9	35.4%	1,400.6	26.1%
Gross profit	618.5	437.6	41.3%	580.2	32.6%
Operating expenses	339.0	289.5	17.1%	318.7	10.1%
Operating income	279.5	148.1	88.7%	261.5	76.6%
Equity income of unconsolidated joint ventures	12.4	6.9	79.7%	12.3	78.3%
Other non-operating income / (expense), net	21.4	(405.2)	*	28.8	*
Interest expense, net	(1.6)	(1.2)	33.3%	(1.6)	33.3%
Income / (loss) before income taxes	311.7	(251.4)	*	301.0	*
Income taxes	16.6	30.2	(45.0)%	15.3	(49.3)%
Net income / (loss) including noncontrolling interests	295.1	(281.6)	*	285.7	*
Less: net income attributable to noncontrolling interests	8.0	9.1	(12.1)%	7.9	(13.2)%
Net income / (loss)	$287.1	$(290.7)	*	$277.8	*
____________________

*	Percentage change not meaningful

(a)	The 2011 amounts adjusted for foreign currency translation were calculated using the average exchange rate for the nine month period ending September 30, 2010.
Sales
Our sales for the first nine months of 2011 were $2,122.2 million, an increase of 37.0% (27.9% excluding foreign currency translation effects) from $1,548.5 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 43.7% (32.7% excluding foreign currency translation effects) for the first nine months of 2011. Total sales increased 48.3% in North America. Total sales in Asia increased 16.3% (10.6% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 18.9%, (16.9% excluding foreign currency translation effects). Also included in the sales growth in Asia, was an increase in total sales in China of 5.7% (1.1% excluding foreign currency translation effects) despite the decline in the number of trucks and buses produced, even more than initially anticipated for this year. Total sales in South America increased 31.0% (19.9% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO’s sales growth for the first nine months of 2011 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 16.7% (9.1% excluding foreign currency translation effects). The aftermarket business benefited from the continued execution of our aftermarket growth strategies initiated several years ago.
Gross Profit
Gross profit increased by $180.9 million ($142.6 million excluding foreign currency translation effects). Volume and mix contributed $94.8 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $87.5 million in improvements. The achievement of these levels of improvement include 5.8% savings on our conversion costs and 5.2% of materials savings before the cost of raw material inflation, which had a negative impact of 2.2% during the nine months compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $20.8 million, or 1.0% of sales and labor and other cost escalations, net of changes in streamlining expenses, of approximately $7.2 million. Foreign currency transactional impacts negatively effected gross profit in the amount of $11.7 million.
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $49.5 million ($29.2 million excluding foreign currency translation effects). The increase was mainly driven by new research and development investments of $15.2 million, investments in global expansion of $5.3 million, incentive compensation of $2.7 million, labor and other cost inflation of $5.2 million and separation and other costs of $0.8 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased $5.5 million to $12.4 million in 2011 as compared to $6.9 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture which increased by $4.5 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in the first nine months of 2011.
Other Non-Operating Income / (Expense), Net
In the first half of 2010 we incurred an expense for the EC Fine indemnification in the amount of $400.4 million, driving the majority of the other non-operating expense incurred last year of $405.2 million. Absent this expense in 2011, our other non-operating income, net was $21.4 million for the nine month period. This amount is primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements.
Income Taxes
The income tax provision for the first nine months of 2011 was $16.6 million on pre-tax income of $311.7 million before adjusting for noncontrolling interest, compared with a provision of $30.2 million on a pre-tax loss of $251.4 million before adjusting for noncontrolling interest in the first nine months of 2010. The tax charge for 2011 is the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, the filing of the Company's U.S. Federal income tax return in September 2011 and benefits from certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $27.4 million in the nine months ended September 30, 2011 as a consequence of the settlement of foreign tax audits.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased by $1.1 million to $8.0 million in 2011 from $9.1 million in 2010. The decrease is the result of the decline in earnings from our majority owned subsidiary in China that provides conventional mechanical products to the local market. This was partially offset by improved results of our WABCO-TVS business in India as well as our U.S. partnership, WABCO Compressor Manufacturing.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents,the Facility, our Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Nine Months ended September 30, 2011
Net cash provided by operating activities was $246.0 million for the first nine months of 2011. This compared with net cash used by operating activities of $264.2 million for the first nine months of 2010.
The Company recorded net income including noncontrolling interests of $295.1 million for the first nine months of 2011 compared with net loss including noncontrolling interests of $281.6 million for the first nine months of 2010. The EC Fine indemnification incurred in 2010 in the amount of $400.4 million was the largest driver for this change. Net income for the first nine months of 2011 included noncash elements such as depreciation and amortization of $58.7 million, as well as an indemnification liability reversal of $23.1 million. Our working capital increased as a result of an increase in business activity which was primarily driven by increased levels of accounts receivable and inventory, partially offset by accounts payable.
The change in other accrued liabilities and taxes was an increase of $40.0 million for the first nine months of 2011 compared to an increase of $33.0 million for the first nine months of 2010. The major drivers of this change were an increase in payroll and net tax related items partially offset by payment of bonuses under our annual incentive plan. The change in other current and long-term assets for the first nine months of 2011 was a decrease of $15.5 million compared to an increase of $60.6 million for the first nine months of 2010. The main drivers of this change were a decrease of restricted cash related to the Accounts Receivable Securitization Program, and release of a bank deposit supporting a long-term guarantee, offset by increases in value added tax items. The change in other long-term liabilities for the first nine months of 2011 was a decrease of $16.4 million compared to an decrease of $0.6 million for the first nine months of 2010. The main drivers of this change were a decrease in tax related items and payment of bonuses under our long-term incentive plan.
The net cash used in investing activities amounted to $65.6 million in the first nine months of 2011 compared to net cash used in investing activities of $39.0 million in the first nine months of 2010. The net cash usage for 2011 includes capital expenditures of $28.6 million of investments in tooling, $31.3 million on plant and equipment and $5.7 million in computer software. This compared with $17.6 million of investments in tooling, $19.6 million on plant and equipment and $4.8 million in computer software partially offset by $3.0 million of cash proceeds relating to the sale of a facility during the first nine months of 2010.
The net cash used by financing activities during the first nine months of 2011 amounted to $101.8 million compared to net cash provided by financing activities of $71.5 million during the first nine months of 2010.
As of September 30, 2011, our total third party debt was $108.7 million consisting primarily of $87.0 million of long-term debt borrowed under our $400 million five-year credit facility. During the nine months ended September 30, 2011, the Company repaid approximately $11.6 million of debt on its revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $21.7 million classified as short term debt. The increase from the prior year is driven by a $19.9 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program.
We received $34.7 million of stock option proceeds during 2011 compared with $4.8 million in 2010. The number of stock options exercised in the first nine months of 2011 and 2010 were 1,594,973 and 325,544, respectively.
The Company's Board of Directors has approved a $400 million program to purchase shares of the Company's common stock. During the first nine months of 2011, the Company repurchased $131.2 million of shares of which $5.8 million was not settled until after September 30, 2011. At September 30, 2011, the Company had the authority to make an additional $268.8 million of share repurchases.
Credit Facility
On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the "Facility") with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

As of September 30, 2011, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of September 30, 2011, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2011. At September 30, 2011, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of September 30, 2011, was $87.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of September 30, 2011.

The proceeds of the borrowings under the Facility will be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.80% to 1.55% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA(earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2011 the Company had the ability to borrow an incremental $311.7 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $21.7 million, of which $19.9 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $1.8 million supports local working capital requirements.
Accounts Receivable Securitization Program
As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity. Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2011 for one year. As part of the extension, the Program was amended in respect to the threshold for Customer Excess Concentration which was increased, resulting in an incremental funding of €12.4 million ($16.8 million at September 30, 2011 exchange rates).
During the nine months ended September 30, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2011 was €602.7 million ($847.7 million at weighted average September 30, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at September 30, 2011 amounted to €82.4 million ($112.1 million at September 30, 2011 exchange rates). As a result of the sale, accounts receivable decreased by $112.1 million and cash and cash equivalents increased by $67.1 million. The remaining amount of proceeds of $45.0 million is a subordinated deposit with Société Générale Bank Nederland N.V. at September 30, 2011.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2011 were both immaterial. Servicing fees for the program were $1.0 million for the nine months ended September 30, 2011.
Factoring Program
On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, with respect to accounts receivable from one of our customers. To date, we have not utilized this program.
Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income ("AOCI") for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2011, forward contracts for an aggregate notional amount of €22.9 million ($31.2 million at September 30, 2011 exchange rates) were outstanding with an average duration of one month. As €22.9 million of these contracts were entered into on September 30, 2011, the fair value of the derivative assets or liabilities was not material. For the nine months ended September 30, 2011, the Company recognized immaterial losses on its derivative instruments, as well as immaterial foreign currency gains recorded during the same period. As the Company did not enter into hedging contracts during 2010, no gain or loss was recorded.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2011.

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
These are further described in "Note 9. Warranties, Guarantees, Commitments and Contingencies."

Item 1A.	Risk Factors
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2011 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	794,030	$64.12	794,030	$349,085,169
Total second quarter	794,030	$64.12	794,030

July 1 - July 31	300,604	$68.63	300,604	$328,455,777
August 1 - August 31	426,907	$51.51	426,907	$306,466,611
September 1 - September 30	876,713	$42.97	876,713	$268,794,618
Total third quarter	1,604,224	$50.05	1,604,224

Total through September 30, 2011	2,398,254	$54.71	2,398,254	$268,794,618

(a) On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. The unexpended balance of $268,794,618 under that authorization as of September 30, 2011 will continue to be used to repurchase shares in the future.

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
October 27, 2011

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1
$400,000,000 Facility Agreement, dated July 8, 2011, for WABCO Holdings Inc. arranged by Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SN/NV, Societe Generale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Royal Bank of Scotland NV, (Belgium) Branch, and Credit Lyonnais and Unicredit Bank AG, with Banc of America Securities Limited acting as agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on July 11, 2011 and herein incorporated by reference).

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
101
The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on October 27, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.*

*
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