Form 10-K
period 2011-12-31
WABCO Holdings Inc.
filed 2012-02-17
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Title of each class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                             ☒  Yes                     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        ☐  Yes                     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2011 was approximately $5.1 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 8, 2012	64,536,978 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2011.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2011

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management's expectations, including:

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

ITEM 1.    BUSINESS
Overview
Except as otherwise indicated or unless context otherwise requires “WABCO”, “WABCO Holdings Inc.,” “we,” “us,” “our,” and “the Company” refer to WABCO Holdings Inc. and its consolidated subsidiaries.
WABCO is a leading provider of electronic, mechanical and mechatronic products for the world's leading commercial truck, trailer, bus and passenger car manufacturers. We manufacture and sell control systems, including advanced braking, stability, suspension, transmission control and air compressing and processing systems, that improve vehicle performance and safety and reduce overall vehicle operating costs. We estimate that our products are included in approximately two out of three commercial vehicles with advanced vehicle control systems and offered in sophisticated, niche applications in cars and sport utility vehicles (SUVs). We continue to grow in more parts of the world as we provide more components and systems throughout the life of a vehicle, from design and development to the aftermarket.

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

The Separation of WABCO from Trane

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to Trane's shareholders (the “Distribution”). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each shareholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the shareholders of Trane and WABCO. Please refer to Item 1A. “Risk Factors” below for information on the tax risks associated with the spin-off from Trane.

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
WABCO is a leader in improving highway safety, with products that help drivers prevent accidents by enhancing vehicle responsiveness and stability. For example, we offer a stability control system for trucks and buses that constantly monitors the vehicle's motion and dynamic stability. If the system detects vehicle instability, such as the driver swerving to avoid another vehicle, it responds by applying the brakes at specific wheels, or slowing the vehicle down to minimize the risk of instability or a rollover. In 2011, we signed contracts with major European commercial vehicle manufacturers to deliver our new breakthrough c-comp™ clutchable air compressor technology. The c-comp™ technology optimally disengages a truck or bus air compressor from the engine when the vehicle’s air system reaches full pressure, allowing for fuel savings up to 264 gallons (1,000 liters) on long haul applications while reducing the vehicle’s carbon dioxide emissions. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced emergency braking system (AEBS). OnGuardPLUS is the commercial vehicle industry's first system in compliance with the European Union's expected regulation to make AEBS mandatory on new heavy commercial vehicles beginning in November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems will be available beginning in 2012 for trucks and buses worldwide.

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
Another key market in the global commercial vehicle industry is the trend toward environmental sustainability. This means improving fuel efficiency and reducing emissions. WABCO continues to innovate technology that increases fuel efficiency, reduces vehicle weight and optimizes energy recovery, among other advancements that increase the environmental friendliness of trucks, buses and trailers over the lifetime of the vehicle. WABCO increases fuel efficiency through industry breakthroughs such as clutch compressors, high-output two-stage compressors and advanced transmission automation systems. WABCO reduces vehicle weight, which influences fuels savings, through industry-leading engineering involving lighter materials and optimized weight-to-performance ratios in a new generation of technologies such as air disc brakes, high-output compressors and air dryer systems. WABCO recuperates energy through industry-leading innovations in air processing technology, electrically driven compressors and other products that integrate the vehicle's mechanical operations and braking.
A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have over the last five years demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. During the five year period through 2011, WABCO's European sales to T&B OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2007	2008	2009	2010	2011
Sales to European T&B OEMs (at a constant FX rate)	12%	4%	(58)%	60%	34%
European T&B Production	10%	4%	(62)%	52%	31%

Customers
We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounted for approximately 12% and 13% of our sales in 2011 and 2010, respectively. Volvo accounted for 11% and 10% of our sales in 2011 and 2010, respectively. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2011 and 2010, our top 10 customers accounted for approximately 52% and 51% of our sales, respectively.
The largest group of our customers, representing approximately 64% of sales (63% in 2010), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation. As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in their products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply.
The second largest group, representing approximately 23% of sales (26% in 2010), consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we continue to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.
The next largest group, representing approximately 9% of sales (7% in 2010), consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.
The smallest group, representing approximately 4% of sales (4% in 2010), consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel and gasoline direct injection (“GDI”) engines and, therefore, enjoy higher than average growth rates associated with increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated customers who demand high product quality and overall service levels.
We address our customers through a global sales force that is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio.
Europe represented approximately 62% of our sales in 2011, up from 60% in 2010, the remainder coming primarily from the Americas and Asia. Our products are also manufactured in Europe, Asia and the Americas. The growth in Asia is being enhanced by our strong roots in China and India where we have achieved leading positions in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2011 % of Sales	By Major End-Market	FY 2011 % of Sales
Europe	62%	Truck & Bus Products (OEMs)	64%
Asia	19%	Aftermarket	23%
North America	9%	Trailer Products	9%
South America	7%	Car Products	4%
Other	3%

Backlog
Information on our backlog is set forth under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlog” of this annual report.
Cyclical and Seasonal Nature of Business
Information on the cyclical and seasonal nature of our business is set forth under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Cyclical and Seasonal Nature of Business” of this annual report.

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
We continue to drive growth by utilizing our industry-leading expertise in developing electronically controlled systems, including braking, transmission automation, air suspension and air management systems. We have a strong track record of innovation and are responsible for some of the industry's most important innovations including:

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

We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America and Asia. WABCO expended approximately $105.1 million in 2011, $85.9 million in 2010 and $75.2 million in 2009 for product engineering costs which include research activities and product development costs.
We are also focused on longer-term opportunities, particularly in the area of Advanced Driver Assistance Systems (ADAS). ADAS is a technology concept that involves connecting advanced sensors with truck control devices, such as braking and steering systems as well as engine controls, to improve safety and avoid collisions. In 2011, we signed contracts with major European commercial vehicle manufacturers to deliver our new breakthrough c-comp™ clutchable air compressor technology.

The c-comp™ technology optimally disengages a truck or bus air compressor from the engine when the vehicle’s air system reaches full pressure, allowing for fuel savings up to 264 gallons (1,000 liters) on long haul applications while reducing the vehicle’s carbon dioxide emissions. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced emergency braking system (AEBS). OnGuardPLUS is the commercial vehicle industry's first system in compliance with the European Union's expected regulation to make AEBS mandatory on new heavy commercial vehicles beginning in November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems will be available beginning in 2012 for trucks and buses worldwide.
Geographic Expansion
We continue to drive sales in the high growth markets of Eastern Europe, China, India and Brazil. In Eastern Europe, we have been manufacturing products since 2001. The market in Eastern Europe has historically experienced rapid growth, and we have established relationships with local customers.
Brazil
Brazil is a long-term growth market for WABCO due to its expected volume of truck and bus production and increasing adoption of advanced technology from commercial vehicles. For example, the Brazilian federal government has mandated that anti-lock braking systems will be compulsory on new trucks, buses and trailers in a phased approach starting in 2013 to further increase road safety. Also in 2010, WABCO celebrated its 30th anniversary in Brazil where the company is well anchored and has substantially advanced its local capabilities to integrate WABCO's technologies, product engineering and lean manufacturing within our global organization. WABCO's potential for growth in South America is due to our ability in Brazil to leverage global engineering, supply chain and support capabilities while deepening our connectivity with customers in the region. WABCO respects the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.
China
China is a key long-term growth market for us. The adoption of more advanced braking, safety and other related systems is increasing in China, and the number of trucks built in the country is expected to continue to increase in the longer term. We are the leading provider of advanced systems like ABS, with a strong brand and established customer relationships. We were honored with seven top supplier awards by seven leading Chinese manufacturers of commercial vehicles, a record achievement, in recognition of our superior performance in 2011. In the short-to medium-term, growth will be driven by the enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, and we are well positioned to take advantage of this growth. Additional near term growth will be driven by introducing other new products into the local market such as our advanced air compressors and our new generation air disc brakes, clutch servos and automated manual transmission (AMT) systems. In 2011, we entered into a long term agreement with Shaanxi Fast Gear Company, Ltd., China's largest manufacturer of heavy duty transmissions, to develop and supply WABCO's OptiDriveTM system, further illustrating our ability to grow in this market. To serve the growing demand for products both in China and for export, we have four facilities to manufacture conventional products, advanced systems such as ABS, and new modular air compressors. The latest factory was built to more closely support the partnership with CNHTC, our largest customer in China. In addition, we built a facility in the Southern part of China to produce air disc brakes as part of the joint venture formed in December 2008 with Guangdong FUWA Heavy Industry Co., Ltd. (FUWA).
India

India is another growth market for us due to its expected volume of truck production and increasing adoption of advanced technology from commercial vehicles. We participate in this market through WABCO India, which we took a majority ownership position of during the second quarter of 2009, further strengthening the Company's already well-anchored position in India. With three world class factories in different areas of India, we are the market leader in compressed air related products and systems. We leverage this enviable position to introduce increasingly advanced technologies like ABS advanced braking or Optidrive automated manual transmission control systems. India also provides a strong base for sourcing and engineering activities, which we are actively developing. WABCO India is a sourcing hub for our global operations by purchasing raw materials locally at best cost and it provides machining capabilities in our factory in Mahindra City to process the metals, castings and electrical motors that are used in our other factories in Europe, North America, Brazil and China to manufacture our products.  WABCO India is also a center of mechanical and software engineering activity that provides a source of high skills at very competitive cost to develop software and mechanical systems to support WABCO globally. In particular, WABCO India has the expertise to develop products that completely satisfy emerging markets expectations and specificity.

Competition

Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we mostly operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr's U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental (including Siemens-VDO) have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, who are focused on such products. In each of our product categories, we compete on the basis of price, manufacturing and distribution capabilities, product quality, product design, delivery and service.

Manufacturing and Operations
Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve all different types of customers. Currently, over 68% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 10% in 1999. Facilities in best cost countries have historically helped reduce costs on the simpler and more labor-intensive products, while the facilities in Western Europe are focused on producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing. All facilities globally are deploying Six Sigma Lean initiatives to improve service level and generate productivity. By applying the Six Sigma philosophy and tools we seek to improve quality and predictability of our processes. Lean is geared towards eliminating waste in our supply chain, manufacturing and administrative processes. Both methodologies are customer driven and data based. In addition, our global supply chain team makes decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities.

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
We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,557 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications and manufacturing processes. Our sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries performing functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India.

Joint Ventures
We use joint ventures globally to expand and enhance our access to customers. Our important joint ventures are:

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki that distributes WABCO's products in the local market.

•	A majority-owned (70%) partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•	A majority-owned joint venture (70%) in China with Mingshui Automotive Fitting Factory (MAFF) that provides conventional mechanical products to the local market.

•
A majority-owned joint venture (70%) with Guangdong FUWA Heavy Industry Co., Ltd., (“FUWA”) to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world.

•
A 50% owned joint venture in Germany with Wurth Group (WABCOWURTH Workshop Services GmbH) that supplies commercial vehicle workshops, fleet owners and operators and end users internationally with multi-brand technology diagnostic systems.

•	A 50% owned joint venture in North America with Arvin Meritor Automotive Inc. (Meritor WABCO) that markets ABS and other vehicle control products.

•	A minority equity investment in a joint venture in South Africa, where we have a 49% ownership joint venture with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees
We have 10,902 employees world-wide. Approximately 47% of our employees are salaried and 53% are hourly. Approximately 55% of our workforce is in Europe, 38% is in Asia, and the remaining 7% is in the Americas. Approximately 1,557 employees work in engineering/product development.
Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements or laws at the region or country level. Currently 50% of our workforce is covered by collective bargaining agreements and most of those agreements expire during 2012. The employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

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
Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs under way to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Fourteen of our manufacturing facilities have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. These facilities are those located in:

Claye-Souilly, France	Campinas, Brazil	Wroclaw, Poland
Gronau, Germany	Hanover, Germany	Jinan, China
Ambattur, India	Pyungtaek, Korea	Qingdao, China
Meppel, Netherlands	Mannheim, Germany	Charleston, United States
Mahindra World City, India	Rochester Hills, United States

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2011 to evaluate and remediate these sites were not material.
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

ITEM 1A.    RISK FACTORS
Any of the following factors could have a material adverse affect on our future operating results as well as other factors included in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Concerning Forward Looking Statements.”
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
Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In 2011, heavy truck and bus production has increased in Europe, our largest market which accounted for approximately 62% of our total sales. Adverse economic conditions in our markets, particularly in Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.
A global recession would negatively impact our customers and result in reduced demand for our products, which would therefore have a significant negative impact on our business.
During the recent global recession, the credit markets experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced availability of credit and increased borrowing costs.  The disruptions in the credit markets and impacts of the global recession negatively impacted consumer spending patterns and caused our customers to reduce truck and bus production.  While the commercial vehicle industry experienced a significant recovery in 2010 and 2011 in our more developed markets, a further or "double dip" global recession could result in tightening of the still-fragile credit markets, which would cause our customers to again reduce truck and bus production, which would have a negative impact on our business and results of operations, our operating cash flows and our financial condition.
Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.
We conduct business through subsidiaries in many different countries, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2011, approximately 91% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign currency exchange effects. Accordingly, significant changes in the exchange rates of the euro, U.S. dollar and other applicable currencies could cause fluctuations in the reported results of our operations that could negatively affect our results of operations. Additionally, our results of operations are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

United States law, and the uncertainty created by this legal environment could limit our ability to effectively enforce our rights in certain markets; and

•
in several of the countries in which we do business, we rely upon the ongoing performance of our joint venture partners who bear risks similar to our risks and also may include obligations they have under related shareholders' agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy.

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
Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently 50% of our workforce is covered by collective bargaining agreements and most of those agreements expire during 2012. These employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.
We are dependent on key customers.
We rely on several key customers. For the fiscal year ending December 31, 2011, sales to our top three customers accounted for approximately 12% (Daimler), 11% (Volvo) and 6% (Meritor WABCO - our 50%-owned joint venture in North America), respectively, of our sales, and sales to our top ten customers accounted for approximately 52% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:
•the loss of any key customer, in whole or in part;
•a declining market in which customers reduce orders or demand reduced prices; or
•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

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
We may be subject to product liability, warranty and recall claims, which may increase the costs of doing business and adversely affect our business, financial condition and results of operations.
We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 1.3% and 1.6% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.
We are required to plan our capacity well in advance of production and our success depends on having available capacity and effectively using it.
We principally compete for new business at the beginning of the development of our customers' new products. Our customers' new product development generally begins significantly prior to the marketing and production of their new products and our supply of our products generally lasts for the life of our customers' products. Nevertheless, our customers may move business to other suppliers or request price reductions during the life cycle of a product. The long development and sales cycle of our new products, combined with the specialized nature of many of our facilities and the resulting difficulty in shifting work from one facility to another, could result in variances in capacity utilization. In order to meet our customers' requirements, we may be required to supply our customers regardless of cost and consequently we may suffer an adverse impact on our operating profit margins and results of operations.
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

Trane has received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the Distribution qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (“the Code”). In addition, Trane has received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the Distribution will qualify as tax-free to Trane, us and our shareholders under Section 355 and related provisions of the Code. The ruling and opinion were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by Trane and us. In rendering its ruling, the IRS also relied on certain covenants that WABCO and Trane entered into, including the adherence to certain restrictions on Trane's and WABCO's future actions.

Notwithstanding receipt by Trane of the private letter ruling and the opinion of counsel, the IRS could assert that the Distribution should be treated as a taxable transaction. If the Distribution fails to qualify for tax-free treatment, then Trane would recognize a gain in an amount equal to the excess of (i) the fair market value of our common stock distributed to the Trane shareholders over (ii) Trane's tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the Distribution were to fail to qualify as a tax-free reorganization and such failure was not the result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders, we would be responsible for all taxes imposed on Trane as a result thereof. In addition, each Trane shareholder who received our common stock in the Distribution generally would be treated as having received a taxable Distribution in an amount equal to the fair market value of our common stock received (including any fractional share sold on behalf of the shareholder), which would be taxable as a dividend to the extent of the shareholder's ratable share of Trane's current and accumulated earnings and profits (as increased to reflect any current income including any gain recognized by Trane on the taxable distribution). The balance, if any, of the Distribution would be treated as a nontaxable return of capital to the extent of the Trane shareholder's tax basis in its Trane stock, with any remaining amount being taxed as capital gain. Our obligation to indemnify Trane under the Tax Sharing Agreement if the Distribution fails to qualify for tax-free treatment could be substantial if triggered, and could have a material adverse effect on our business, financial condition and results of operations.

We are responsible for certain of Trane's contingent and other corporate liabilities.

Under the Indemnification and Cooperation Agreement, the Separation and Distribution Agreement and the Tax Sharing Agreement, our wholly-owned subsidiary WABCO Europe BVBA has assumed and is responsible for certain contingent liabilities related to Trane's business (including certain associated costs and expenses, whether arising prior to, at or after the Distribution) and will indemnify Trane for these liabilities. Among the contingent liabilities against which we will indemnify Trane and the other indemnities, are liabilities associated with certain non-U.S. tax liabilities and certain U.S. and non-U.S. environmental liabilities associated with certain Trane entities.
We will indemnify Trane, Ideal Standard International, including certain former European subsidiaries and affiliates of the former American Standard group, and their respective owners against any fines associated with an investigation into alleged infringement of European Union competition regulations.

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and Ideal Standard International (including certain subsidiaries engaged, or formerly engaged in the Bath and Kitchen business) and their respective affiliates. As required by the Indemnification and Cooperation agreement, WABCO paid the fine amount into escrow on August 30, 2010 and those funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. It is expected that a decision on the appeal will take at least five years from the date of our appeal. See Item 3. “Legal Proceedings” for additional discussion of the procedural history, response, hearing and appeals process related to the European Commission investigation.

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
While we have historically returned value to shareholders in the form of share repurchases and/or dividends, our ability to repurchase shares and pay dividends is limited by available cash, contingent liabilities and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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
•a Board of Directors that is divided into three classes with staggered terms;
•elimination of the right of our shareholders to act by written consent;
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•the right of our Board to issue preferred stock without shareholder approval; and
•limitations on the right of shareholders to remove directors.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 17, 2012, we conducted our manufacturing activities at 18 plants in 10 countries.

Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China (2 plants)	Braking systems and Compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Meppel, Netherlands	Actuators
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland	Vehicle control systems
Charleston, United States	Compressors
Rochester Hills, United States	Remanufactured products
We own all of the plants described above, except for Claye-Souilly, France; Jinan, China; Taishan, China; Rochester Hills, U.S. and Charleston, U.S.; which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2011, the manufacturing plants, taken as a whole, met our capacity needs.
We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Piscataway, New Jersey, are leased.

ITEM 3.    LEGAL PROCEEDINGS
We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 14 of Notes to the Consolidated Financial Statements.

ITEM 4.    RESERVED

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 17, 2012 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	52	Chairman of the Board of Directors and Chief Executive Officer
Ulrich Michel	49	Chief Financial Officer
Kevin Tarrant	54	Chief Human Resources Officer
Nikhil M. Varty	47	Vice President, Compression & Braking
Todd Weinblatt	42	Vice President and Controller
Jean-Christophe Figueroa	48	Vice President, Vehicle Dynamics and Controls
Vincent Pickering	43	Chief Legal Officer and Secretary

Each officer of the Company is appointed by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her appointment or such officer's earlier resignation or removal.

Set forth below is the principal occupation of each of the executive officers named above during the past five years.

 Jacques Esculier has served as our Chief Executive Officer and director since July 2007. In May 2009, he was appointed Chairman of our Board of Directors. Prior to July 2007, Mr. Esculier served as Vice President of Trane and President of its Vehicle Control Systems business, a position he had held since January 2004. Prior to holding that position, Mr. Esculier served in the capacity of Business Leader for the Trane Commercial Systems' Europe, Middle East, Africa, India & Asia Region from 2002 through January 2004. Prior to joining Trane in 2002, Mr. Esculier spent more than six years in leadership positions at AlliedSignal/Honeywell. He was Vice President and General Manager of Environmental Control and Power Systems Enterprise based in Los Angeles, and Vice President of Aftermarket Services-Asia Pacific based in Singapore.

Ulrich Michel has served as our Chief Financial Officer since July 2007. Prior to July 2007, Mr. Michel served as Chief Financial Officer of Trane's Vehicle Control Systems business, a position he had held since April 2005. Prior to holding that position, Mr. Michel served in the capacity of Chief Financial Officer for the Trane Commercial Systems' Europe, Middle East, Africa & India Region from 2003 through April 2005. Prior to joining Trane in 2003, Mr. Michel spent more than six years in financial leadership positions at AlliedSignal/Honeywell with areas of focus including mergers and acquisitions, the Specialty Chemicals business, and the Control Products business in Europe. Before joining AlliedSignal/Honeywell, Mr. Michel spent eight years at Price Waterhouse.

Kevin Tarrant has served as our Chief Human Resources Officer since July 2007. Prior to July 2007, Mr. Tarrant served for two years as Vice President, Global Organization Effectiveness for Arrow Electronics in Melville, New York. Prior to that, Mr. Tarrant was Senior Vice President of Human Resources for First Data Resources in Denver, Colorado from 2003 to 2005 after having served as Vice President of Human Resources for First Data's Western Union International business headquartered in Paris, France from 2002 to 2003. Before joining First Data, Mr. Tarrant spent 10 years at the headquarters and business-unit level working for various Dun & Bradstreet Corporation businesses and six years at the Monsanto Company's chemical controls businesses.

Nikhil M. Varty has served as our Vice President, Compression and Braking since July 2007. Prior to July 2007, Mr. Varty served as Vice President, Compression and Braking of Trane's Vehicle Control Systems business, a position he has held since January 2005. Prior to holding that position, Mr. Varty served in the capacity of Chief Financial Officer of Trane's Vehicle Control Systems business. Prior to joining Trane in June 2001, Mr. Varty had more than 10 years of national and international senior level finance roles with Great Lakes Chemical Corp., AlliedSignal/Honeywell and Coopers & Lybrand.

Todd Weinblatt has served as our Vice President and Controller since July 2007. Prior to July 2007, Mr. Weinblatt served as Assistant Controller of Trane, a position he had held since 2004. Before joining Trane, Mr. Weinblatt served as Director-Accounting Policy and External Reporting at The Dun & Bradstreet Corporation. His prior experience includes six years at Lucent Technologies Inc., where he was a Senior Manager of Accounting Policy and Mergers and Acquisitions. He began his career with Coopers & Lybrand, where he spent five years as an auditor.

Jean-Christophe Figueroa has served as our Vice President, Vehicle Dynamics and Controls since July 2007. Prior to July 2007, Mr. Figueroa served in a similar capacity within Trane's Vehicle Control Systems business. Mr. Figueroa joined Trane in 2005 from tier-1 automotive supplier Valeo where he had been Group Vice President, Purchasing, based in Paris, France. Mr. Figueroa spent 13 years in senior management business and purchasing positions for Valeo, including leadership of the Automotive Climate Control business in both Mexico and subsequently Western Europe. Prior to joining Valeo, Mr. Figueroa spent seven years with Pierburg, Mexico, in various leadership positions in logistics, purchasing and program management.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
As of February 8, 2012, there were 541 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. We believe that there are approximately 29,794 beneficial owners of our common stock as of February 6, 2012.
We have not declared and paid any cash dividends in 2010 or 2011. Our last cash dividend was paid ($0.07 per share) in the first quarter of 2009. We continuously consider ways to return capital to our stockholders, either through our open market repurchase program and/or through the payment of cash dividends.
Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2010 and 2011.

2010	High	Low
First quarter	$31.04	$24.09
Second quarter	$36.92	$26.64
Third quarter	$43.29	$30.74
Fourth quarter	$60.95	$41.19
2011
First quarter	$65.53	$55.73
Second quarter	$75.00	$59.00
Third quarter	$73.15	$36.33
Fourth quarter	$52.48	$34.17

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved an open market stock repurchase program. On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. The unexpended balance of $219,505,568 under that authorization as of December 31, 2011 will continue to be used to repurchase shares in the future subject to our evaluation of market conditions and other factors. A summary of the repurchase activity for 2011 follows.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	$—	—	$—
June 1 - June 30	794,030	$64.12	794,030	$349,085,169
Total second quarter	794,030	$64.12	794,030

July 1 - July 31	300,604	$68.63	300,604	$328,455,777
August 1 - August 31	426,907	$51.51	426,907	$306,466,611
September 1 - September 30	876,713	$42.97	876,713	$268,794,618
Total third quarter	1,604,224	$50.05	1,604,224

October 1 - October 31	306,694	$41.84	306,694	$255,961,522
November 1 - November 30	479,900	$45.76	479,900	$234,001,794
December 1 - December 31	335,621	$43.19	335,621	$219,505,568
Total fourth quarter	1,122,215	$43.92	1,122,215

Total through December 31, 2011	3,520,469	$51.27	3,520,469	$219,505,568

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

PERFORMANCE GRAPH
The following graph and table compare the cumulative total shareholder's return on our common stock from August 1, 2007 through December 31, 2011, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The table and graph use data supplied by the Compustat Services unit of Standard & Poor's Corporation. The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

	7/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
WABCO Holdings, Inc.	100	104.67	33.30	54.71	129.24	92.06
S&P 500 Index	100	101.79	64.13	81.10	93.32	95.29
S&P 500 Auto Parts & Equipment Index	100	96.19	49.38	76.38	109.06	89.71

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Sales	$2,794.1	$2,175.7	$1,491.5	$2,588.0	$2,415.9
Cost of sales	1,984.6	1,556.6	1,126.7	1,883.5	1,760.5
Streamlining expenses (a)	1.5	4.0	37.0	10.5	3.7
Gross profit	808.0	615.1	327.8	694.0	651.7
Costs and expenses:
Selling and administrative expenses	326.6	307.4	251.9	316.8	290.7
Product engineering expenses	105.1	85.9	75.2	92.9	84.2
Streamlining (income) / expenses (a)	0.6	(0.8)	19.8	26.4	9.1
Other operating expense / (income), net	5.8	5.0	(4.2)	11.4	26.0
Operating income / (loss)	369.9	217.6	(14.9)	246.5	241.7
European Commission fine indemnification	—	(400.4)	—	—	—
Equity income of unconsolidated joint ventures	16.5	9.9	3.1	8.1	9.1
Other non-operating (expense), net	(2.9)	(2.2)	(5.3)	(4.3)	(6.6)
Income from indemnification and other settlements	23.1	—	41.3	—	—
Fair value adjustment (charge) of the noncontrolling interest prior to taking control	—	—	(11.5)	—	—
Interest (expense) / income, net	(1.7)	(2.2)	0.5	3.7	(4.5)
(Loss) / income before income taxes	404.9	(177.3)	13.2	254.0	239.7
Income tax expense / (benefit) (b)	36.7	36.9	(10.7)	38.2	111.3
Net (loss) / income including noncontrolling interests	368.2	(214.2)	23.9	215.8	128.4
Less: net income attributable to noncontrolling interests	11.2	11.9	5.1	2.5	3.0
Net (loss) / income	$357.0	$(226.1)	$18.8	$213.3	$125.4
Per share:
Basic	$5.35	$(3.50)	$0.29	$3.28	1.85
Diluted	$5.19	$(3.50)	$0.29	$3.24	1.81
Average number of outstanding common shares:
Basic	66,693,064	64,562,222	64,024,237	65,113,404	67,887,919
Diluted	68,829,440	64,562,222	65,030,557	65,871,941	69,270,661
Balance Sheet Data (at end of period):
Total assets	$1,623.2	$1,524.9	$1,715.6	$1,776.0	$1,794.2
Total debt	$78.2	$113.5	$156.1	$250.0	$126.2
Total Shareholders' equity	$587.2	$412.3	$640.1	$601.5	$607.6
Cash dividends per common share	$—	$—	$0.07	$0.28	0.14

Prior to July 31, 2007, the historical selected financial data was derived from the consolidated financial statements and accounting records of Trane, principally representing the Vehicle Control Systems segment, using the historical results of operations, and historical basis of assets and liabilities of the Vehicle Control Systems segment and reflecting Trane's net investment in the Vehicle Control Systems segment through July 31, 2007.

(a) Due to the materiality of the streamlining expenses related to cost of sales during 2009, the amounts have been shown separately and comparable periods have been adjusted.

(b) The income tax provision for 2011 includes taxes on earnings in profitable jurisdictions offset by benefits related to ongoing foreign tax planning activities, a decrease in a valuation allowance, and the release of certain tax accruals as a consequence of the settlement of foreign tax audits and the expiration of a statute of limitation. Additionally, the Company provided a tax provision of $12.7 million during the fourth quarter due to the Company's decision to repatriate earnings from a foreign affiliate of approximately $299 million.

The income tax provision for 2010 includes taxes on earnings in profitable jurisdictions and benefits related to ongoing foreign tax planning activities. In addition, the tax provision for 2010 excludes any benefit related to the indemnification payment of approximately $400 million for the EC fine. During the third quarter of 2010, an uncertain tax position of approximately $135.8 million was recorded for the tax deduction related to the EC fine. The entity that will claim a deduction for $396.9 million of the EC fine has existing net operating losses resulting in a deferred tax asset in a foreign jurisdiction for which a full valuation allowance has been provided. Consequently, as this tax deduction would otherwise increase the deferred tax asset related to the net operating losses for which a full valuation allowance is provided, the uncertain tax position of $134.9 million is recorded as a reduction of the related deferred tax asset on the balance sheet.

The income tax benefit for 2009 includes a net benefit of $13.0 million, principally related to the release of tax accruals as a consequence of the settlement of a foreign tax audit.

The income tax provision for 2008 includes a net benefit of $8.3 million, principally related to a reduction of an unrecognized tax benefit recorded in the third quarter of 2007 related to the separation of the WABCO business from Trane. This change in estimate resulted from the filing of the Company's and Trane's 2007 U.S. Federal income tax returns in September 2008. The 2008 effective income tax rate was 15.2%.

The income tax provision for 2007 includes a $50.7 million charge related to the separation of the WABCO business from Trane and a charge of $10.2 million related to the net reduction in deferred tax assets pursuant to rate changes in Germany, UK and China, partially offset by a $7.5 million benefit related to the settlement of a foreign tax audit during the second quarter, and benefits associated with foreign tax planning for 2007 following WABCO's separation from Trane. The combined effects of the tax benefits and charge, with other ongoing tax planning activities resulted in an effective income tax rate of 47.0%.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2011, 2010, and 2009 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.
Executive Overview

During 2011, the commercial vehicle industry continued to grow globally and our sales worldwide increased by 28% (22% excluding foreign currency translation effects) compared with the same period a year ago, marking a record level of annual sales. Overall, WABCO continued in 2011 to outperform the global market for truck and bus production.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil accounted for 58% of the world's truck and bus production in 2011. The Company continued to benefit from its well anchored position in these emerging economies, and has successfully maintained an increasing level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

WABCO's global aftermarket sales increased by 13% (8% excluding foreign currency translation effects), compared with the same period a year ago, resulting in record aftermarket revenues. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

In the first quarter of 2011, WABCO celebrated the grand opening of its fourth production facility in China. The new Jinan-based factory features the Company's Six Sigma Lean program, which uses world-class methods to combine quality management with process efficiency, starting with suppliers and connecting through to customers.

Throughout 2011, WABCO continued to transform sales growth into strong profitability, achieving a 27% incremental operating profit margin (excluding foreign currency translation effects), resulting in an annual record. Also during 2011, WABCO's Operating System continued to provide fast and flexible responses to market conditions, delivering $63.2 million of materials and conversion productivity. Gross materials productivity in 2011 represented 5.3% of total materials cost but, as anticipated, the impact of commodity inflation reduced net materials productivity to 3.3%. Conversion productivity in 2011 reached a record level of 5.9%, a major achievement, particularly during a series of consecutive quarters of high growth.
Our Markets and Our Customers
Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our European sales to T&B OEMs, which account for approximately 57% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant euro to U.S. dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the growth in European T&B production by an average of 3% per year.

Year to Year Change	2007	2008	2009	2010	2011
Sales to European T&B OEMs (at a constant FX rate)	12%	4%	(58)%	60%	34%
European T&B Production	10%	4%	(62)%	52%	31%

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

Our aftermarket sales account for approximately 23% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, type of vehicles built, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (on a constant exchange to the U.S. dollar rate) have grown by 6% annually for the last five years as shown in the table below.

Year to Year Change	2007	2008	2009	2010	2011	Average Change
Aftermarket Sales (at Constant FX rate)	7%	1%	(6)%	22%	8%	6%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2011	2010	2009
Major End-Markets
OE Manufacturers:
Truck & Bus products	64%	63%	55%
Trailer products	9%	7%	9%
Car products	4%	4%	4%
Aftermarket	23%	26%	32%
	100%	100%	100%
Geography:
Europe	62%	60%	65%
North America	9%	8%	8%
South America	7%	7%	6%
Asia	19%	22%	18%
Other	3%	3%	3%
	100%	100%	100%
Our largest customer is Daimler, which accounts for approximately 12% of our sales. Volvo accounted for 11% of our sales in 2011. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2011 and 2010, our top 10 customers accounted for approximately 52% and 51% of our sales, respectively.
Results of Operations
Approximately 91% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Year-over-year changes in sales, expenses and net income for 2011 compared with 2010 and 2010 compared with 2009, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2011 Compared with 2010

	Year ended December 31,			Excluding Foreign Exchange Translation
(amounts in millions)	2011	2010	% change reported	2011 adjusted amount	% change adjusted
Sales	$2,794.1	$2,175.7	28.4%	$2,661.3	22.3%
Cost of sales	1,986.1	1,560.6	27.3%	1,888.0	21.0%
Gross profit	808.0	615.1	31.4%	773.3	25.7%
Operating expenses	438.1	397.5	10.2%	419.3	5.5%
Operating income	369.9	217.6	70.0%	354.0	62.7%
Equity in net income of unconsolidated joint ventures	16.5	9.9	66.7%	16.4	65.7%
Other non-operating income / (expense), net	20.2	(402.6)	*	27.8	*
Interest (expense), net	(1.7)	(2.2)	(22.7)%	(1.7)	(22.7)%
Income / (loss) before income taxes	404.9	(177.3)	*	396.5	*
Income tax expense	36.7	36.9	(0.5)%	35.9	(2.7)%
Net income / (loss) including noncontrolling interests	368.2	(214.2)	*	360.6	*
Less: net income attributable to noncontrolling interests	11.2	11.9	(5.9)%	11.5	(3.4)%
Net income / (loss)	$357.0	$(226.1)	*	$349.1	*
* Percentage change not considered meaningful
Sales
Our sales for 2011 were $2.8 billion, an increase of 28.4% (22.3% excluding foreign currency translation effects) from $2.2 billion in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 31.8% (24.5% excluding foreign currency translation effects) for the full year 2011. Total sales increased 42.5% in North America. Total sales in Asia increased 13.2% (9.4% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 14.7% (16.8% excluding foreign currency translation effects) and an increase in total sales in China of 1.5% (a decrease of 2.8% excluding foreign currency translation effects), which was impacted by the anticipated decline in production of new trucks and buses in China. Total sales in South America increased 27.7% (20.9% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO's sales growth for 2011 has outperformed the aggregate global market. The global aftermarket sales increase, included in the geographic numbers provided above, was 13.2% (8.0% excluding foreign currency translation effects), resulting in record aftermarket revenues. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Gross Profit
Gross profit increased by $192.9 million ($158.2 million excluding foreign currency translation effects). Volume and mix contributed $99.8 million of the increase while our continued focus on materials and conversion productivity as well as the benefits realized from overhead absorption generated $104.3 million in improvements. The achievement of these levels of improvement include 5.9% savings on our conversion costs, a record amount, and 5.3% of materials savings before the cost of raw material inflation, which had a negative impact of 2.0% compared to last year. Partially offsetting these improvements were sales price declines that had a negative impact of $26.6 million, or 1.0% of sales. Labor and other cost escalations, net of changes in streamlining expenses, were higher by approximately $12.0 million. Foreign currency transactional impacts negatively affected gross profit in the amount of $7.3 million.
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $40.6 million ($21.8 million excluding foreign currency translation effects). The increase was mainly driven by new research and development investments of $14.9 million, investments in global expansion of $5.8 million, labor and other cost inflation of $7.0 million, partially offset by separation and other costs of $5.9 million.
Equity in Net Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased $6.6 million to $16.5 million in 2011 as compared to

$9.9 million in 2010. The increase was primarily driven by income from the Meritor WABCO joint venture, which increased by $5.8 million. This increase is due to the fact that Meritor WABCO was able to benefit from more favorable market conditions in North America in 2011.
Other Non-Operating Expense, net
In 2010 we incurred an expense for the EC Fine indemnification in the amount of $400.4 million, driving the majority of the other non-operating expense incurred last year of $402.6 million. Absent this expense in 2011, our other non-operating income, net was $20.2 million. This amount is primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements.
Interest Expense, net
Net interest expense decreased by $0.5 million to $1.7 million of expense in 2011 compared to $2.2 million of expense in 2010. The overall change in net interest expense is the net impact from changing interest rates on our debt and investments, fees and credit margins and changes in outstanding balances associated with our Accounts Receivable Securitization Program and our $400 million revolving credit facility, which we refer to as our "revolving credit facility".
Income Taxes

The income tax provision for 2011 was $36.7 million on $404.9 million of pre-tax income before adjusting for noncontrolling interest, compared with $36.9 million on a pre-tax loss of $177.3 million before adjusting for noncontrolling interest in 2010. The tax charge for 2011 is the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions and benefits from certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $19.2 million as a consequence of the settlement of foreign tax audits and the expiration of a statute of limitation. Additionally, the Company provided a tax provision of $12.7 million during the fourth quarter due to the Company's decision to repatriate earnings from a foreign affiliate of approximately $299 million. The Company will recognize $13.6 million of tax benefits in the first quarter of 2012 due to certain government filings submitted in January 2012.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased by $0.7 million ($0.4 million excluding foreign currency translation effects) to $11.2 million in 2011. The decrease is the result of the decline in earnings from our majority owned subsidiary in China that provides conventional mechanical products to the local market. This was partially offset by improved results of our WABCO India business as well as our U.S. partnership, WABCO Compressor Manufacturing.
Backlog
Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1.1 billion at the end of the fourth quarter, up 10.2% (up 13.3% excluding foreign currency translation effects) from the end of the fourth quarter of 2010 attributable to a significant uptick in production in the commercial vehicle industry. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2010 Compared with 2009

	Year ended December 31,			Excluding Foreign Exchange Translation
(amounts in millions)	2010	2009	% change reported	2010 adjusted amount	% change adjusted
Sales	$2,175.7	$1,491.5	45.9%	$2,196.1	47.2%
Cost of sales	1,560.6	1,163.7	34.1%	1,569.4	34.9%
Gross profit	615.1	327.8	87.6%	626.7	91.2%
Operating expenses	397.5	342.7	16.0%	407.4	18.9%
Operating income / (loss)	217.6	(14.9)	*	219.3	*
Equity in net income of unconsolidated joint ventures	9.9	3.1	*	10.0	*
Other non-operating (expense) / income, net	(402.6)	24.5	*	(464.3)	*
Interest (expense) / income, net	(2.2)	0.5	*	(2.3)	*
(Loss) / income before income taxes	(177.3)	13.2	*	(237.3)	*
Income tax expense / (benefit)	36.9	(10.7)	*	33.2	*
Net (loss) / income including noncontrolling interests	(214.2)	23.9	*	(270.5)	*
Less: net income attributable to noncontrolling interests	11.9	5.1	*	11.5	*
Net (loss) / income	$(226.1)	$18.8	*	$(282.0)	*
* Percentage change not considered meaningful
Sales
Our sales for 2010 were $2.2 billion, an increase of 45.9% (47.3% excluding foreign currency translation effects and 43.6% excluding the acquisition of WABCO India which the Company began consolidating in June of 2009) from $1.5 billion in 2009. The increase was attributable to the higher levels of commercial vehicle production that was evident in all markets across the world, expansion of our aftermarket business, as well as increased WABCO content per vehicle. Total sales in Europe, our largest market, increased approximately 35.9% (40.5% excluding foreign currency translation effects) for the full year 2010. Total sales increased 39.0% in North America. Total sales in Asia increased 80.5% (74.5% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in China of 69.1% (67.4% excluding foreign currency translation effects), which continued to benefit from higher production levels in addition to increased content per vehicle. Total sales in South America increased 73.0% (56.1% excluding foreign currency translation effects), which benefited from increased production of T&B and growing content per vehicle. Based on our analysis, WABCO's sales growth for 2010 has outperformed the market growth in each region. The global aftermarket sales increase, included in the geographic numbers provided above, was 21.2% (22.3% excluding foreign currency translation effects). The sales for 2010 were at a record level for the aftermarket business, which has benefited from higher fleet utilization rates compared to 2009 and from the continued execution of our aftermarket growth strategies initiated several years ago.
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
Streamlining Expenses
We incurred $3.2 million of net streamlining expenses during 2010 of which $4.0 million was charged to cost of sales and $0.8 million was realized as net operating income. The total charge of $3.2 million is made up of $4.1 million of employee related costs and $1.3 million of net asset write-off's, partially offset by a reversal of $2.2 million relating to an employee benefit accrual true-up. We incurred $56.8 million of streamlining expenses during 2009 of which $19.8 million was charged to selling and administrative expenses and $37.0 million was charged to cost of sales. We expended $28.9 million of cash on streamlining activities in 2010.
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
Other Non-Operating Expense, net
Other non-operating expense, net increased by $427.1 million for 2010 as compared to 2009. This increase is primarily due to the payment of the EC fine in the amount of €326.1 million ($400.4 million at June 23, 2010 exchange rates) compared with the reversal of approximately $41.3 million of indemnification and other settlements in the statement of income in 2009 due to the closing of a tax audit and other settlements as well as a recorded gain on the sale of the investment in SCL of $0.7 million which was partially offset by a remeasurement loss of $11.5 million of our investment in WABCO-TVS recorded prior to the acquisition of WABCO-TVS.
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
Income Taxes
The income tax provision for 2010 was $36.9 million on pre-tax loss of ($177.3) million before adjusting for noncontrolling interest, compared with a benefit of $(10.7) million on $13.2 million of pre-tax income before adjusting for minority interest in 2009. The tax charge for 2010 is the result of taxes on earnings in profitable jurisdictions, the accrual of interest on uncertain tax positions and true-ups from filing income tax returns, partially offset by benefits from certain foreign tax planning and releases of accruals for uncertain tax positions for which the statute of limitations in foreign jurisdictions has expired. Additionally, the 2010 provision includes a valuation allowance for losses in certain foreign jurisdictions in which it is more likely than not that the losses will not be realizable in the foreseeable future. The tax provision for 2010 also excludes any benefit related to the payment of the EC fine. During the third quarter of 2010, an uncertain tax position of approximately $135.8 million was recorded at then foreign exchange rates for the tax deduction related to the payment of the EC fine. The WABCO entity that has claimed this deduction for $396.9 million has existing net operating losses in a foreign jurisdiction for which a full valuation allowance has been provided. Consequently, as this tax deduction would otherwise increase the deferred tax asset related to the net operating losses for which a full valuation allowance is provided, the uncertain tax position of $134.9 million at then foreign exchange rates is recorded as a reduction of the related deferred tax asset on the balance sheet.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased by $6.8 million ($6.4 million excluding foreign currency translation effects) to $11.9 million in 2010. The increase is primarily due to the improved results of WABCO India which the Company began consolidating in June of 2009.
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

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our revolving credit facility, our Accounts Receivable Securitization Program and the use of operating leases.
We believe the combination of expected cash flows, the revolving credit facility being committed until September 2016, and the Accounts Receivable Securitization Program maturing in September 2015 (subject to annual renewal) will provide us with the relevant medium term liquidity to support the Company's operations.
Also, the Company's financial standing provides us with access to a wide range of additional external financing instruments.
Specifically for 2012 we expect our consolidated cash flow to be in line with the Company's 2011 cash flow profile, and there are no known trends or uncertainties that are reasonably expected to have a material effect on the separate sources and uses of cash.

As of December 31, 2011, $99.7 million of the $102.4 million of cash and cash equivalents on the consolidated balance sheet was held by foreign subsidiaries, confirming our focus and intent to use our cash outside the U.S. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the U.S. and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2011. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the U.S. to be approximately $250 million as December 31, 2011, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

During the fourth quarter, we decided to repatriate earnings from a foreign affiliate of approximately $299 million that were previously determined to be permanently reinvested outside of the U.S., in order to take advantage of a unique opportunity from the impact of the EC fine on its pool of foreign earnings. Irrespective of the repatriation, our current and projected U.S. cash inflows are sufficient to meet our U.S. obligations. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and the Company does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil.

Cash Flows for 2011 Compared with 2010
Net cash provided by operating activities was $332.0 million for 2011 compared with net cash used by operating activities of $190.0 million for 2010.
We recorded net income including noncontrolling interests of $368.2 million for 2011 compared with net loss including noncontrolling interests of $214.2 million for 2010. The EC Fine indemnification incurred in 2010 in the amount of $400.4 million was the largest driver for this net loss. Net income for 2011 included noncash elements such as depreciation and amortization of $78.2 million, as well as an indemnification liability reversal of $23.1 million. Our working capital increased as a result of an increase in business activity. The increase was primarily driven by increased levels of accounts receivable mostly in the first half of the year and which could not be offset by the decrease at the end of the year. Inventory also increased however to a lower extent due to continuous efforts to bring the levels down. In addition to these, there was a decrease in accounts payable due to timing of payments at year end.
The change in other accrued liabilities and taxes was a decrease of $4.4 million for 2011 compared to an increase of $51.0 million for 2010. The major drivers of this change were net tax related items (value added tax, tax on income, tax indemnities), payment of bonuses under our annual incentive plan partially offset by an increase in local bonuses and freight accruals. The change in other current and long-term assets for 2011 was an increase of $34.8 million compared to an increase of $101.7 million for 2010. The main drivers of this change were an increase in notes receivables from our Chinese operation and net tax related items (value added tax, tax receivable on income), partially offset by a decrease of restricted cash related to the Accounts Receivable Securitization Program. The change in other long-term liabilities for 2011 was an increase of $8.6 million compared to a decrease of $40.1 million for 2010. The main drivers were an increase in tax contingencies partially offset by reclassification of a portion of streamlining costs to current liabilities.
The net cash used in investing activities amounted to $105.2 million in 2011 compared to net cash used in investing activities of $70.7 million in 2010. The net cash usage for 2011 includes capital expenditures of $40.1 million of investments in tooling, $58.2 million on plant and equipment and $6.9 million in computer software, which supported our market growth and new programs in 2011. This compared with $29.2 million of investments in tooling, $36.5 million on plant and equipment and $8.0 million in computer software partially offset by $3.0 million of cash proceeds relating to the sale of a facility during 2010.
The net cash used by financing activities during 2011 amounted to $183.5 million compared to net cash used by financing activities of $15.4 million during 2010.
As of December 31, 2011, our total third party debt was $78.2 million consisting primarily of $52.0 million of long-term debt borrowed under our $400 million five-year revolving credit facility. During 2011, we repaid approximately $46.6 million of debt outstanding at December 31, 2010 on our revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $26.2 million classified as short term debt. The increase in net borrowings of short-term debt from the prior year of $10.4 million is driven by a $24.4 million loan under a short term borrowing with Société Générale Bank Nederland N.V. related to the Accounts Receivable Securitization Program.
We received $36.6 million of stock option proceeds during 2011 compared with $41.8 million in 2010. The number of stock options exercised in 2011 and 2010 were 1,630,838 and 2,231,178, respectively.
The Company's Board of Directors has approved a $400 million program to purchase shares of the Company's common stock in the open market. During 2011, we repurchased $180.5 million of shares of which $1.7 million was not settled until after December 31, 2011. Future purchases of shares will be primarily funded via the Facility. At December 31, 2011, we had the authority to make an additional $219.5 million of share repurchases. Between January 1, 2012 and February 16, 2012, we have repurchased an additional 427,894 shares for a total of $22.5 million.

Cash Flows for 2010 Compared with 2009
Net cash used by operating activities was $190.0 million for 2010. This is compared with net cash provided by operating activities of $146.4 million for 2009.
We recorded a net loss including noncontrolling interests of $214.2 million for 2010 compared with net income including noncontrolling interests of $23.9 million for 2009. The net loss for 2010 included noncash elements such as depreciation and amortization of $83.3 million. The cash flows also included payment of the EC fine of €326.1 million (or $400 million). While in 2009 our working capital decreased due to a reduction in business volume, during 2010, despite the recovery in the commercial vehicle industry, our working capital decreased again. The decrease in working capital was primarily driven by increased levels of accounts payable, partially offset by increased levels of inventory. During 2010, we sold accounts receivable under our Accounts Receivable Securitization Program. As of December 31, 2010, the amount of receivables sold and outstanding was $111.4 million which generated incremental cash and cash equivalents of $59.6 million and restricted cash of $51.8 million which remained with Société Générale Bank Nederland N.V. Additionally, our past due accounts receivable amounts continued to decrease and inventory turns increased during the period.
The change in other accrued liabilities and taxes was an increase of $51.0 million for 2010 compared to a decrease of $33.3 million for 2009. The major drivers of this change were indemnification and other tax related items as well as payroll items including the reinstatement of our annual incentive plan, partially offset by a reduction in our streamlining accruals. The change in other current and long-term assets for 2010 was an increase of $101.7 million compared to a decrease of $10.1 million for 2009. The main driver of this change was $51.8 million of restricted cash as a result of the sale of accounts receivables into the Accounts Receivable Securitization Program. The remaining amounts driving the change consisted mainly of increases in value added tax items, guaranteed notes, deposits and advances to suppliers.
The net cash used in investing activities amounted to $70.7 million in 2010 compared to net cash used in investing activities of $73.8 million in 2009. The net cash usage for 2010 included capital expenditures of $29.2 million of investments in tooling, $36.5 million on plant and equipment and $8.0 million in computer software partially offset by $3.0 million of cash proceeds relating to the sale of a facility. This compared with $32.4 million of investments in tooling, $26.9 million on plant and equipment, $7.4 million of net cash outlay for the WABCO-TVS acquisition and sale of SCL and $7.1 million in computer software during 2009.
The net cash used by financing activities during 2010 amounted to $15.4 million compared to $121.9 million of net cash used during 2009.
As of December 31, 2010, our total third party debt was $113.5 million consisting primarily of $96.6 million of long term debt borrowed under our $800 million five-year credit facility which is further discussed below under 'Credit Facility'. Also, subsidiaries in other countries had borrowings from banks totaling $16.9 million, of which $16.7 million was classified as short term debt and $0.2 million as long term debt. The increase from prior year is driven by a $16.0 million loan under a short term borrowing with Société Générale Bank Nederland N.V. related to the Accounts Receivable Securitization Program. The remaining $0.9 million supported local working capital requirements.
We received $41.8 million of stock option proceeds during 2010 compared with $0.3 million in 2009. The number of stock options exercised in 2010 and 2009 were 2,231,178 and 38,621, respectively.
Credit Facility

On July 8, 2011, we entered into a $400 million multi-currency five-year senior unsecured revolving credit facility with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

As of December 31, 2011, this is our principal bank credit facility, and it expires on September 1, 2016. It replaced our prior $800 million multi-currency five-year senior unsecured revolving credit facility.

Under the revolving credit facility, we may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of December 31, 2011, and up to $50 million is available in the form of swingline loans, all $50.0 million of which was available for use as of December 31, 2011. At December 31, 2011, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of December 31, 2011, was $52.0 million in addition to $1.3 million of letters of credit. We have the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of December 31, 2011.

The proceeds of the borrowings under the revolving credit facility may be used to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the revolving credit facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.80% to 1.55% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The applicable margins used to determine the LIBOR loan rate are determined based upon the Company's leverage ratio, which represents the ratio of our consolidated net indebtedness on the last day of any fiscal quarter to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) for the period of four consecutive fiscal quarters ending on such day. The revolving credit facility also provides for certain of the borrowers to pay various fees including a participation fee on the amount of the lenders' commitments thereunder.

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. At December 31, 2011 we had the ability to borrow an incremental $346.7 million under our revolving credit facility and we were in compliance with all the covenants.
As of December 31, 2011, the Company's various subsidiaries had borrowings from banks totaling $26.2 million, of which $24.4 million relates to our Accounts Receivable Securitization Program. The remaining $1.8 million supports local working capital requirements.
Accounts Receivable Securitization Program & Financing Receivables

As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity.  Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale Bank Nederland N.V. ("Société Générale") on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2011 for one additional year.
During the year ended December 31, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the year ended December 31, 2011 was €816.8 million ($1,136.8 million at weighted average December 31, 2011 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at December 31, 2011 amounted to €76.6 million ($99.3 million at December 31, 2011 exchange rates).
As a result of the sale, accounts receivable decreased by $99.3 million and cash and cash equivalents increased by $52.5 million. The remaining amount of proceeds of $46.8 million is a subordinated deposit, before cash collections with Société Générale at December 31, 2011.
As a result of the Company's access to the cash collections of the sold receivables, the company collected $36.8 million of additional cash as of December 31, 2011. Of these cash receipts, $24.4 million is classified on the consolidated balance sheet as loans payable to bank and $12.4 million reduced the subordinated deposit to $34.4 million which is classified as restricted cash on the consolidated balance sheet at December 31, 2011.
Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €1.8 million ($2.3 million at December 31, 2011 exchange rates).
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2011 were both immaterial. Servicing fees paid for the program were $1.4 million for the year ended December 31, 2011.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2011 and 2010 were $62.8 million and $85.3 million, respectively, resulting in expenses of $0.6 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively, which are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $40.0 million and $22.4 million as of December 31, 2011 and December 31, 2010, respectively, and are included in “other current assets” on the consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of December 31, 2011 or December 31, 2010.

Factoring Program
On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this program.

Derivative Instruments and Hedging Activities
We recognize all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income ("AOCI") for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by us to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2011, forward contracts for an aggregate notional amount of €205.1 million ($265.9 million at December 31, 2011 exchange rates) were outstanding with an average duration of one month. The fair value of derivative assets at December 31, 2011 is $1.1 million and the fair value of derivative liabilities at December 31, 2011 is $1.5 million.

For the year ended December 31, 2011, we recognized a net gain on our derivative instruments of $0.2 million, of which $1.5 million expense is recognized in "cost of sales" and $1.7 million income is recognized in "other non-operating expense, net" on the consolidated statement of operations. As the Company did not enter into derivative contracts during 2010, no gain or loss was recorded.
Off-Balance Sheet Arrangements
    Please see the disclosure above in “Accounts Receivable Securitization Program.”
Contractual Obligations
Following is a summary of contractual obligations as of December 31, 2011.
Aggregate Contractual Obligations
As of December 31, 2011
(in millions)

Payments due by period(1)
Contractual Obligation	Total	2012	2013 and 2014	2015 and 2016	Beyond 2016
Debt obligations (principal plus interest)(2)	$80.8	$26.8	$1.1	$52.9	$—
Operating lease obligations(3)	68.8	18.0	23.7	15.5	11.6
Tax indemnifications(4)	14.4	11.2	—	—	—
Purchase obligations(5)	152.9	152.9	—	—	—
Unfunded pension and post-retirement benefits(6)	288.9	28.0	57.4	57.9	145.6
Tax liabilities(7)	71.9	4.9	—	—	—
Total	$677.7	$241.8	$82.2	$126.3	$157.2

(1)
The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our revolving credit facility will depend on the amount of debt outstanding under the agreement in each year.

(2)	Amounts shown for debt obligations include the associated interest amounting to $2.6 million, calculated at the December 31, 2011 rates applicable to each type of debt.

(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2011.

(4)
Amounts are estimated costs that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. The remaining $3.2 million is classified as long term and the Company is currently unable to estimate the timing of the potential amounts to be paid beyond 2012.

(5)
In the normal course of business we expect to purchase approximately $1.3 billion in 2012 of materials and services, and estimate that on average no more than approximately $152.9 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.7 billion, $1.3 billion and $0.9 billion on materials and services in 2011, 2010 and 2009, respectively.

(6)	Amounts represent undiscounted projected benefit payments to WABCO's unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2012. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2011 and include benefits attributable to estimated future employee service of current employees.

(7)
Amounts represent the Company's unrecognized tax benefits (including interest of $4.6 million) potentially owed to tax authorities as described in Note 15 - Income Taxes. The remaining $67.0 million liability is classified as long term and the Company is currently unable to estimate the timing of potential amounts to be paid beyond 2012.

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
Pending Adoptions of Recently Issued Accounting Standards
We do not expect the pending adoption of recently issued accounting standards to have an impact on the consolidated financial statements.
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

Allowance for Doubtful Accounts-The Company performs ongoing credit evaluations of its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company's customers could affect the reserve balances required. Historically, this valuation has proved to be a reasonable estimate of the Company's experience with doubtful debts.

Inventory Reserves-On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed. Historically, this policy has given a close approximation of the Company's experience with slow moving and obsolete inventory. From time to time unusual buying patterns or shifts in demand may cause large movements in the reserve.
Property, Plant & Equipment-Property, plant and equipment balances are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. WABCO assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred.
Goodwill-The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1st or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2011, and the Company's goodwill was not at risk for failing the first step of its impairment test.
Stock-Based Compensation-The Company measures and recognizes in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units and restricted stock grants based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four year historical volatility of WABCO and the median most recent one year historical volatility of WABCO's peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant. Of these assumptions, the expected term of the option and expected volatility of WABCO's common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO's stock. An increase in the volatility of WABCO's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate. An increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2011 and will be used for grants in the following 12 months.
Post-Retirement Benefits- The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody's Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $0.9 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would increase annual health insurance costs by approximately $0.9 million. The impact of Health Care Reform legislation in the U.S. is immaterial to WABCO. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 12 of Notes to the Consolidated Financial Statements.

Warranties- Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable.
To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 1.5% in 2011, 1.5% in 2010 and 1.6% in 2009. We do not expect this percentage to change in the near future. See Note 14 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.
Income taxes-We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $130.4 million at December 31, 2011 foreign exchange rates related to foreign net operating losses.
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
A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. Tax positions are not permitted to be recognized, derecognized, or remeasured due to changes subsequent to the balance sheet date, but prior to the issuance of the financial statements. Rather, these changes are recorded in the period the change occurs with appropriate disclosure of such subsequent events, if significant. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses for which a full valuation allowance is provided, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position was not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in the notes to the financial statements. As further discussed in Note 15 - Income Taxes, this applies to the unrecognized tax benefit of $142.4 million at December 31, 2011 foreign exchange rates for the indemnification payment for the EC fine of $396.9 million at then foreign exchange rates.

Contingencies-We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable and reasonably possible losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

In conjunction with the Tax Sharing Agreement, as further discussed in Note 16 - Tax and Indemnification Liabilities Transferred from Trane to WABCO, in Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $9.6 million.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Approximately 73% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production has consistently been growing since 2001. In the fourth quarter of 2008, however, the global commercial vehicle markets started to experience a significant decline that was unprecedented in its breadth, depth and speed which continued through 2009. All markets experienced favorable growth in 2010 while our most developed markets again experienced favorable growth in 2011. Our markets are difficult to predict; however, in 2012 we are anticipating a decline in production from OEMs in Europe, South America and China and increases from OEMs in North America, India, Japan and Korea versus levels in 2011. The continued adoption of new technologies by truck and bus manufacturers helps our business outperform the rate of truck and bus production over the longer term. The commercial vehicle industry is not subject to material seasonal impacts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.
Foreign Currency Exchange Rates
We conduct operations through controlled subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea, India and Japan as well as the US. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (“VAR”) methodology to our foreign currency exchange rate exposure, across the translational, cash flow and balance sheet exposures for the year 2011, the potential maximum loss in earnings is estimated to be $38 million which is based on a 1- year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties.
Interest Rate Sensitivity
All of the Company's financial debt and investments are based on floating rates. Even material moves of the interest rates, based on the weighted average of net outstanding interest bearing debt in 2011, would have an immaterial effect on our 2011 earnings.
Commodity Exposures
We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers.
Applying a VAR methodology to this exposure, the potential maximum loss in earnings is estimated to be $26 million which is based on a 1-year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income / (loss), and cash flows for each of the three years in the period ended December 31, 2011.  Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Harry Everaerts, Partner
Brussels, Belgium
February 17, 2012

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2011	2010	2009
Sales	$2,794.1	$2,175.7	$1,491.5
Cost of sales	1,986.1	1,560.6	1,163.7
Gross Profit	808.0	615.1	327.8
Costs and expenses:
Selling and administrative expenses	327.2	306.6	271.7
Product engineering expenses	105.1	85.9	75.2
Other operating expense / (income), net	5.8	5.0	(4.2)
Operating income / (loss)	369.9	217.6	(14.9)
European Commission fine indemnification	—	(400.4)	—
Equity income of unconsolidated joint ventures, net	16.5	9.9	3.1
Other non-operating (expense), net	(2.9)	(2.2)	(5.3)
Indemnification settlements, net	23.1	—	41.3
Fair value adjustment charge of the noncontrolling interest prior to taking control	—	—	(11.5)
Interest (expense) / income, net	(1.7)	(2.2)	0.5
Income / (loss) before income taxes	404.9	(177.3)	13.2
Income tax expense / (benefit)	36.7	36.9	(10.7)
Net income / (loss) including noncontrolling interests	368.2	(214.2)	23.9
Less: net income attributable to noncontrolling interests	11.2	11.9	5.1
Net income / (loss)	$357.0	$(226.1)	$18.8
Net income / (loss) per common share
Basic	$5.35	$(3.50)	$0.29
Diluted	$5.19	$(3.50)	$0.29
Cash dividends per share of common stock	$—	$—	$0.07
Weighted average common shares outstanding
Basic	66,693,064	64,562,222	64,024,237
Diluted	68,829,440	64,562,222	65,030,557
See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102.4	$67.1
Accounts receivable, less allowance for doubtful accounts of $3.4 in 2011 and $7.7 in 2010	296.3	265.9
Inventories	198.0	192.6
Taxes receivable on income	18.5	7.6
Future income tax benefits	8.7	7.3
Restricted cash	34.4	51.8
Guaranteed notes receivable	40.0	22.4
Other current assets	52.4	43.0
Total current assets	750.7	657.7
Property, plant and equipment, less accumulated depreciation	357.4	350.3
Goodwill	363.9	378.4
Long-term future income tax benefits	58.8	57.9
Investments in unconsolidated joint ventures	16.5	14.4
Intangible assets, net	35.6	40.1
Other assets	40.3	26.1
TOTAL ASSETS	$1,623.2	$1,524.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$26.2	$16.7
Accounts payable	137.8	158.4
Accrued payroll	108.1	103.0
Current portion of warranties	42.3	41.7
Indemnification liabilities	11.2	33.1
Income tax liabilities	4.9	29.0
Other accrued liabilities	121.1	118.6
Total current liabilities	451.6	500.5
Long-term debt	52.0	96.8
Post-retirement benefits	348.6	344.1
Deferred tax liabilities	25.8	26.7
Long-term income tax liabilities	67.0	53.0
Other liabilities	42.4	43.8
Total liabilities	987.4	1,064.9
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 74,242,930 in 2011; 72,415,415 in 2010; and shares outstanding: 64,765,655 in 2011; 66,458,609 in 2010	0.7	0.7
Capital surplus	693.4	646.4
Treasury stock, at cost: 9,477,275 shares in 2011; 5,956,806 shares in 2010	(456.8)	(276.3)
Retained earnings	416.6	59.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(16.1)	33.0
Unrealized losses on benefit plans, net of tax	(50.6)	(51.1)
Total shareholders’ equity	587.2	412.3
Noncontrolling interests	48.6	47.7
Total equity	635.8	460.0
TOTAL LIABILITIES AND EQUITY	1,623.2	1,524.9

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Operating activities:
Net income / (loss) including noncontrolling interests	$368.2	$(214.2)	$23.9
Adjustments to reconcile net income / (loss) to net cash provided / (used) by operating activities:
Depreciation	66.4	66.3	69.0
Amortization of intangibles	11.8	17.0	20.6
Fair value adjustment of the noncontrolling interest prior to taking control	—	—	11.5
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.1)	(1.5)	3.1
Non-cash stock compensation	13.7	13.0	12.7
Deferred income tax benefit	1.9	(2.6)	(21.0)
Loss on sale or disposal of property, plant and equipment	1.1	7.4	2.5
Gain on divestitures	—	—	0.8
Indemnification settlements, net	(23.1)	—	(41.3)
Changes in assets and liabilities:
Accounts receivable, net	(40.1)	(3.8)	68.3
Inventories	(14.8)	(41.8)	23.0
Accounts payable	(18.1)	50.3	(13.1)
Other accrued liabilities and taxes	(4.4)	51.0	(33.3)
Post - retirement benefits	(2.3)	10.7	(5.4)
Other current and long-term assets	(34.8)	(101.7)	10.1
Other long-term liabilities	8.6	(40.1)	15.0
Net cash provided / (used) by operating activities	332.0	(190.0)	146.4
Investing activities:
Purchases of property, plant and equipment	(98.3)	(65.7)	(59.3)
Investments in capitalized software	(6.9)	(8.0)	(7.1)
Proceeds from the disposal of property, plant and equipment	—	3.0	—
Divestitures, net	—	—	(7.4)
Net cash used in investing activities	(105.2)	(70.7)	(73.8)
Financing activities:
Net (repayments) / borrowings of revolving credit facilities	(46.6)	(66.4)	121.0
Borrowings of long-term debt	—	—	0.8
Repayments of long-term debt	(0.2)	(0.4)	(161.9)
Net borrowings / (repayments) of short-term debt	10.4	13.9	(74.2)
Purchases of treasury stock	(178.9)	—	—
Dividend payments	—	—	(4.5)
Dividends to noncontrolling interest holders	(4.8)	(4.3)	(3.4)
Proceeds from exercise of stock options	36.6	41.8	0.3
Net cash used in financing activities	(183.5)	(15.4)	(121.9)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(7.0)	6.7
Net increase / (decrease) in cash and cash equivalents	35.3	(283.1)	(42.6)
Cash and cash equivalents at beginning of period	67.1	350.2	392.8
Cash and cash equivalents at end of period	$102.4	$67.1	$350.2
Cash paid during the period for:
Interest	$1.1	$1.9	2.9
Income taxes	$54.1	$47.9	3.4
Non cash items for the period:
Treasury stock purchase accrual	$1.7	$—	—

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME / (LOSS)

					Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation Effects	Unrealized Losses on Benefit Plans, net of tax	Noncontrolling Interests	Comprehensive Income / (Loss)
Balance at December 31, 2008	$0.7	$578.4	$(276.3)	$271.4	$51.4	$(24.1)	$13.4
Net income	—	—	—	18.8	—	—	5.1	23.9
Foreign currency translation	—	—	—	—	37.0	2.0	0.6	39.6
Unrealized gains on pension, net of tax	—	—	—	—	—	(27.8)	—	(27.8)
Total comprehensive income								$35.7
Changes in ownership of noncontrolling interests	—	—	—	—	—	—	23.1
Stock options exercised	—	0.5	—	—	—	—	—
Stock-based compensation	—	12.8	—	—	—	—	—
Other stock issued	—	(0.2)	—	—	—	—	—
Dividends paid	—	—	—	(4.5)	—	—	(3.4)
Balance at December 31, 2009	$0.7	$591.5	$(276.3)	$285.7	$88.4	$(49.9)	$38.8
Net income	—	—	—	(226.1)	—	—	11.9	(214.2)
Foreign currency translation	—	—	—	—	(55.4)	1.8	1.5	(52.1)
Unrealized gains on pension, net of tax	—	—	—	—	—	(3.0)	—	(3.0)
Total comprehensive loss								$(269.3)
Stock options exercised	—	41.8	—	—	—	—	—
Stock-based compensation	—	13.0	—	—	—	—	—
Other stock issued	—	0.1	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	(4.3)
Balance at December 31, 2010	$0.7	$646.4	$(276.3)	$59.6	$33.0	$(51.1)	$47.9
Net income	—	—	—	357.0	—	—	11.2	368.2
Foreign currency translation	—	—	—	—	(49.1)	0.4	(5.7)	(54.4)
Unrealized losses on pension, net of tax	—	—	—	—	—	0.1	—	0.1
Total comprehensive loss								$313.9
Treasury stock purchased	—	—	(180.5)	—	—	—	—
Stock options exercised	—	36.6	—	—	—	—	—
Stock-based compensation	—	10.4	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	(4.8)
Balance at December 31, 2011	$0.7	$693.4	$(456.8)	$416.6	$(16.1)	$(50.6)	$48.6
See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1.	Description of Company
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

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to Trane's shareholders (the “Distribution”). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each shareholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the shareholders of Trane and WABCO.
Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large and the maturities are short. Although maturities are short-term for the revolving credit facilities, we have the intent and ability to continue to refinance the debt on a long-term basis until maturity in 2016.

NOTE 2. Summary of Significant Accounting Policies
Use of Estimates-The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to allowance for doubtful accounts, inventory reserves, facilities, goodwill, warranties, post-retirement benefits, income taxes and stock-based compensation. Allocation methods are described in the notes to these consolidated financial statements where appropriate.
Principles of Consolidation and Presentation-All majority owned or controlled subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Foreign Currency Translation-Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statement of income, except for intercompany transactions of a long-term investment nature.
Revenue Recognition-Sales of products are recorded (i) upon shipment if title passes to the customer upon shipment, or upon delivery if title passes to the customer upon delivery, (ii) when persuasive evidence of an arrangement exists with the customer, (iii) when the sales price is fixed and determinable, and (iv) when the collectability of the sales price is reasonably assured. Amounts billed to customers for shipping and handling costs are included in sales.
WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, WABCO recorded $43.0 million, $33.9 million and $26.9 million in 2011, 2010 and 2009, respectively, in the accompanying consolidated statements of income.
In most countries where WABCO operates, sales are subject to VAT taxes. Sales are presented net of VAT in the consolidated statements of income.
Shipping and Handling Costs-Shipping, handling, receiving, inspecting, warehousing, internal transfer, procurement and other costs of distribution are included in cost of sales in the consolidated statements of income.
Cash and Cash Equivalents-Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents.
Allowance for Doubtful Accounts- The Company performs ongoing credit evaluations on its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends.

Transfers of Financial Instruments- The Company accounts for sales and transfers of financial instruments under Accounting Standards Codification (“ASC”) 860. ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells receivables to the bank which qualify as financial assets since they are associated with the sale of products by the subsidiaries of the Company and accepted by the Company's customers in the ordinary course of business. For all receivables sold to the bank, the risks of collection of such receivables reside with the bank. Therefore, upon sale of the receivables to the bank, the appropriate reversal of any applicable accounts receivable allowances are recorded by the Company.

Inventory Reserves-Inventory costs are determined by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value. The LIFO method is used as it provides a better matching of the costs to the sales. Inventories are categorized as finished products, products-in-process and raw materials. On a quarterly basis, the company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed.
Property, Plant & Equipment-Property, plant and equipment balances are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. WABCO assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred.

Depreciation-Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings, 3 years for tooling and 5 to 15 years for machinery and equipment.
Computer Software Costs-WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. WABCO amortizes those costs on a straight-line basis over periods up to seven years, beginning when the software is ready for its intended use. WABCO assesses capitalized software costs for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Goodwill-The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1st or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2011.
Other Intangible Assets with Determinable Lives-Other intangible assets with determinable lives consist of customer and distribution relationships, patented and unpatented technology, in-process research and development, and other intangibles and are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. WABCO assesses intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Debt Issuance Costs-The costs related to the issuance of debt are capitalized and amortized over the life of the related debt. The Company has a balance of $3.1 million related to deferred financing costs included in other assets as of December 31, 2011. A total of $0.5 million was amortized during the year ended December 31, 2011 and included in selling and administrative expenses.
Warranties-Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of good sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 1.5% in 2011, 1.5% in 2010 and 1.6% in 2009. See Note 13 for a summary of warranties.
Post-retirement Benefits-All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. Post-retirement pension benefits are provided for substantially all employees of WABCO, both in the U.S. and abroad through plans specific to each of WABCO's legal entities. In addition, in the U.S., certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the U.S. is immaterial to the Company. The costs of the benefits provided through plans of WABCO are included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 11. Plans are primarily concentrated in the United Kingdom, Austria, Germany, and Switzerland.
WABCO is also required to measure a defined benefit post-retirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.
Fair Value of Financial Instruments-Financial instruments consist mainly of cash, accounts receivable, accounts payable, loans payable to banks and long-term debt. At December 31, 2011 and 2010, the carrying amounts of these instruments approximated their fair values.
Derivative Instruments and Hedging Activities-The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instrument which qualify for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net or other operating expense, net. See Note 19 for further details on derivative instruments.
Research, Development and Engineering Expenses-Research and development costs are expensed as incurred. WABCO expended approximately $105.1 million in 2011, $85.9 million in 2010 and $75.2 million in 2009 for research activities, product development and for product engineering.
Income Taxes-Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested.
A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%) based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Tax positions are not permitted to be recognized, derecognized, or remeasured due to changes subsequent to the balance sheet date, but prior to the issuance of the financial statements. Rather, these changes are recorded in the period the change occurs with appropriate disclosure of such subsequent events, if significant.

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses, for which a full valuation allowance is provided, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position was not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in the notes to the financial statements. As further discussed in Note 15 - Income Taxes, this applies to the unrecognized tax benefit of $142.4 million at December 31, 2011 exchange rates for the payment for the EC fine of $396.9 million at then exchange rates.
Earnings Per Share-Basic net income / (loss) per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options are excluded and represent those options whose exercise price was greater than the average price of the Company's common stock. The average number of outstanding shares of common stock used in computing diluted net income / (loss) per share included no weighted average incremental shares for the year ended December 31, 2010 since the impact would be anti-dilutive.

	Year Ended December 31,
	2011	2010	2009
Weighted average incremental shares included	2,136,376	—	1,006,320
Shares excluded due to anti-dilutive effect	205,321	—	2,964,029

Comprehensive Income / (Loss)-Comprehensive income / (loss) consists of net income, foreign currency translation adjustments and pension liability adjustments and unrecognized gains or losses on post-retirement benefit plans and is presented in the accompanying consolidated statement of shareholders' equity and comprehensive income.
Stock-Based Compensation-WABCO measures and recognizes in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units and restricted stock grants based on estimated fair values.
All options granted prior to 2007 were adjusted upon the Distribution into two separate options, one relating to the Company's common stock and one relating to Trane common stock. This adjustment was made such that immediately following the Distribution (i) the number of shares relating to the Company options were equal to the number of shares of Company common stock that the option holder would have received in the Distribution had Trane options represented outstanding shares of Trane common stock, and (ii) the per share option exercise price of the original Trane stock option was proportionally allocated between the two types of stock options based upon the relative per share trading prices of the Company and Trane immediately following the Distribution. Thus, upon the Distribution, WABCO options are being held by both

WABCO and Trane employees and Trane options continued to be held by WABCO employees. Options granted to WABCO employees in 2007 were equitably adjusted upon Distribution so as to relate solely to shares of the Company's common stock. These adjustments preserved the economic value of the awards immediately prior to the Distribution. All Company options issued as part of this adjustment and the Trane options are fully vested at this time. Further, for purposes of vesting and the post-termination exercise periods applicable to such stock options, the Trane Inc. Management Development and Compensation Committee determined that continued employment with the Company will be viewed as continued employment with the issuer of the options.
WABCO uses the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. Outstanding WABCO options held by non-WABCO employees or directors arose as a result of the Distribution and are not reflected in compensation expense recognized by the Company. Consequently, these stock options do not result in any tax benefits to the Company at any time. The WABCO options held by non-employees or directors are considered in the Company's diluted EPS calculation.

NOTE 3.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have any impact on the consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have an impact on the consolidated financial statements.

Note 4.	Streamlining Expenses
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
Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (“Other Programs”). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of December 31, 2011.
The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2011 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges.

2008 / 2009 Program
Balance as of December 31, 2010	$30.0
Charges during 2011	—
Payments during 2011	(12.5)
Balance as of December 31, 2011	$17.5
Other Programs
Balance as of December 31, 2010	$1.4
Charges during 2011	2.7
Payments during 2011	(1.8)
Balance as of December 31, 2011	$2.3
Foreign exchange translation effects	$—
Total streamlining liability as of December 31, 2011	$19.8
A balance of $11.4 million is included in other liabilities (non-current) and $8.4 million is included in other accrued liabilities (current) as of December 31, 2011.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Year Ended December 31, 2011		Cumulative Charges as of December 31, 2011
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$2.1	$45.7	$4.8
Employee-related charges – selling and administrative	—	0.6	45.8	2.0
Total employee related charges	—	2.7	91.5	6.8
Asset (recoveries) / write-offs – cost of sales	—	(0.5)	—	0.8
Total program costs	$—	$2.2	$91.5	$7.6

NOTE 5.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2011, 2010 and 2009.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2008	69,921,105	(5,956,806)	63,964,299
Shares issued upon exercise of stock options	38,621	—	38,621
Shares issued upon vesting of RSUs	74,526	—	74,526
Shares purchased for treasury	—	—	—
Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	2,231,178	—	2,231,178
Shares issued upon vesting of RSUs	149,985	—	149,985
Shares purchased for treasury	—	—	—
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	1,630,838	—	1,630,838
Shares issued upon vesting of RSUs	196,677	—	196,677
Shares purchased for treasury	—	(3,520,469)	(3,520,469)
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2011, no shares have been reissued.
The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400.0 million which expires on May 31, 2013. As of December 31, 2011, the Company had repurchased a total of $180.5 million of shares leaving an unexpended balance of $219.5 million available to repurchase shares in the future. Between January 1, 2012 and February 16, 2012, the Company has repurchased an additional 427,894 shares for a total of $22.5 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 6.	Stock-Based Compensation
The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid dividends of $4.5 million in 2009 on our common stock. The Company paid no dividends in 2011 or 2010.
The WABCO Holdings Inc. 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”), was formally adopted by our Board of Directors prior to the Distribution. The 2007 Omnibus Plan was replaced in May 2009 by the WABCO Holdings Inc. 2009 Omnibus Incentive Plan (the “2009 Omnibus Plan”) which was approved by the shareholders at the Annual Meeting of Shareholders. The 2009 Omnibus plan is intended to promote our long-term financial success and increase shareholder value by providing us with the flexibility to implement annual and long-term cash, equity and equity-based incentives. The 2009 Omnibus Plan is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance. Under the 2009 Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the 2009 Omnibus Plan is 5,100,000. No participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted stock or restricted stock units, with respect to 200,000 shares or units as the case may be during any calendar year. If an award under either the 2007 Omnibus Plan or the 2009 Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, the unpurchased shares will become available for future grant or sale under the 2009 Omnibus Plan. At December 31, 2011, options to purchase a total of 4,427,521 shares, RSUs and restricted shares were outstanding and there were 4,393,602 shares remaining available for grant under the 2009 Omnibus Plan.
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation (before tax effects)	$13.7	$13.0	$12.7
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Shares underlying options			Weighted - Average Exercise Price	Weighted - Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2008	1,512,860	2,843,077	4,355,937	$32.53
Options Granted	3,123,932	—	3,123,932	$11.77	$2.77
Options Exercised	(5,711)	(32,910)	(38,621)	$14.35
Options Forfeited	(135,549)	(39,166)	(174,715)	$28.29
Options Outstanding December 31, 2009	4,495,532	2,771,001	7,266,533	$23.78
Options Granted	564,848	—	564,848	$27.49	$9.80
Options Exercised	(859,444)	(1,371,734)	(2,231,178)	$18.75
Options Forfeited	(124,179)	(134,234)	(258,413)	$29.33
Options Outstanding December 31, 2010	4,076,757	1,265,033	5,341,790	$26.02
Options Granted	276,287	—	276,287	$59.24	$22.94
Options Exercised	(1,228,475)	(403,731)	(1,632,206)	$22.52
Options Forfeited	(34,329)	(8,865)	(43,194)	$34.12
Options Outstanding December 31, 2011	3,090,240	852,437	3,942,677	$29.61

Exercisable at December 31, 2011	1,326,010	852,437	2,178,447	33.73

RSUs Outstanding December 31, 2008	161,799
RSUs Granted	412,240				$11.79
RSUs Vested	(60,319)
RSUs Forfeited	(9,991)
RSUs Outstanding December 31, 2009	503,729
RSUs Granted	235,201				$25.81
RSUs Vested	(190,706)
RSUs Forfeited	(24,831)
RSUs Outstanding December 31, 2010	523,393
RSUs Granted	220,181				$62.44
RSUs Vested	(245,035)
RSUs Forfeited	(13,695)
RSUs Outstanding December 31, 2011	484,844

In 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In 2010, a total of 564,848 options were granted of which all are exercisable in equal installments over a period of three years. In 2009, a total of 3,123,932 options were granted of which 3,068,035 are exercisable in equal annual installments over a period of three years. Of the remaining 55,897 options granted in 2009, 36,887 of the options become exercisable after two years and 19,010 become exercisable after three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest ratably over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years. In 2010, a total of 235,201 RSUs were granted of which 225,523 vest ratably over a period of three years. Of the remaining 9,678 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years. All of the RSUs granted in 2009 vest ratably over a period of three years.
The total aggregate intrinsic value of awards outstanding as of December 31, 2011 is $63.1 million. The total aggregate intrinsic value of options exercisable as of December 31, 2011 is $18.5 million. The total aggregate intrinsic value of options outstanding, less expected forfeitures, as of December 31, 2011 is $44.5 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2011, multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2011 is 6.3 years and the weighted average remaining contractual life of options outstanding, less expected forfeitures, as of December 31, 2011 is 6.2 years. The total intrinsic value of options exercised during the year ended December 31, 2011 was $68.9 million and the total fair value of shares vested during the same period was $13.2 million. The 1,764,230 of nonvested options and RSUs as of December 31, 2011 will result in the recognition of $19.3 million of compensation cost. This cost will be recognized over the weighted average period of 2.4 years. The weighted average remaining contractual life of the vested options as of December 31, 2011 is 5.0 years. The contractual life of all options is 10.0 years. The tax benefit from stock options exercised during the years ended December 31, 2011 and 2010 was immaterial.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Assumption	2011	2010	2009
Risk-free interest rate	2.30%	2.39%	1.86%
Expected volatility	42.82%	40.96%	31.60%
Expected holding period	5 Years	5 Years	5 Years
Expected forfeiture rate	2.3%	2.0%	0.8%
Expected dividend yield	0.47%	1.02%	2.45%
The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a three-year period, the common stock of its peer group over a five-year period, and the implied volatility for at the money options to purchase shares of its common stock. The five-year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent three-year historical volatility of WABCO and the median most recent two-year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend amount for the period at the time of grant. Assumptions used for volatility, expected holding period and forfeiture rate were updated by the Company as of September 1, 2011 and will be used for grants in the following 12 months. The new assumptions for volatility to be used for future grants is 44.48%, for expected holding period is 5 years and for forfeiture rate is 2.6%.

NOTE 7.	Other Operating and Non-Operating Expense / (Income), Net
Other expense / (income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Operating:
Separation related taxes	$—	$—	$(4.3)
Bank charges	1.7	1.3	—
Miscellaneous taxes	1.8	—	—
Other, net	2.3	3.7	0.1
	$5.8	$5.0	$(4.2)

Non-operating:
Tax indemnification liabilities	$0.3	$1.0	$3.0
Receivable discount fees	2.3	1.6	0.5
Losses on accounts receivable securitization program	—	—	0.8
Foreign exchange (gain) / loss	(0.6)	—	1.2
Other, net	0.9	(0.4)	(0.2)
	$2.9	$2.2	$5.3

NOTE 8.	Inventories
The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2011	2010
Finished products	$82.4	$80.7
Products in process	8.6	7.0
Raw materials	107.0	104.9
Inventories at cost	$198.0	$192.6
The current replacement cost approximated the LIFO carrying cost for 2011 and 2010.

NOTE 9.	Facilities
The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2011	2010
Land	$18.3	$19.2
Buildings	153.0	160.4
Machinery and equipment	557.4	550.0
Improvements in progress	37.8	30.8
Gross facilities	766.5	760.4
Less: accumulated depreciation	409.1	410.1
Net facilities	$357.4	$350.3
Depreciation expense for owned assets for the years ended December 31, 2011, 2010 and 2009 was $66.4 million, $66.3 million and $69.0 million, respectively.

NOTE 10.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2011 for one additional year.
During the year ended December 31, 2011, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables prior to the following settlement date with the bank.
The sold receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the year ended December 31, 2011 was €816.8 million ($1,136.8 million at weighted average 2011 exchange rates). The amount of eligible receivables sold and outstanding at December 31, 2011 amounted to €76.6 million ($99.3 million at December 31, 2011 exchange rates).
As a result of the sale, accounts receivable decreased by $99.3 million and cash and cash equivalents increased by $52.5 million. The remaining amount of proceeds of $46.8 million is a subordinated deposit, before the effect of cash collections, with Société Générale Bank Nederland N.V. at December 31, 2011.
As a result of the Company's access to the cash collections of the sold receivables, the company collected $36.8 million of additional cash as of December 31, 2011. Of these cash receipts, $24.4 million is classified on the consolidated balance sheet as loans payable to bank and $12.4 million reduced the subordinated deposit to $34.4 million which is classified as restricted cash on the consolidated balance sheet at December 31, 2011.

Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €1.8 million ($2.3 million at December 31, 2011 exchange rates).
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2011 were both immaterial. Servicing fees paid for the program were $1.4 million for the year ended December 31, 2011.
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2011 and 2010 were $62.8 million and $85.3 million, respectively, resulting in expenses of $0.6 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively, which are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $40.0 million and $22.4 million as of December 31, 2011 and December 31, 2010, respectively, and are included in “other current assets” on the consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of December 31, 2011 or December 31, 2010.

NOTE 11.	Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
(Amounts in millions)	2011	2010
Balance of goodwill, beginning of year	$378.4	$399.4
Foreign exchange translation	(14.5)	(21.0)
Balance of goodwill, end of year	$363.9	$378.4
The changes in the carrying value of intangible assets for the years ended December 31 are as follows:

	Capitalized Software	Other Intangible Assets	Total
Gross intangible assets as of:
December 31, 2009	$88.1	$22.4	$110.5
Additions	8.0	0.8	8.8
Disposals	(0.6)	—	(0.6)
Foreign exchange translation	(6.9)	0.4	(6.5)
December 31, 2010	88.6	23.6	112.2
Additions	6.9	2.1	9.0
Disposals	(2.6)	—	(2.6)
Foreign exchange translation	(7.2)	(2.9)	(10.1)
December 31, 2011	$85.7	$22.8	$108.5

Accumulated amortization as of:
December 31, 2009	$(66.1)	$(0.9)	$(67.0)
Amortization expense	(6.9)	(4.2)	(11.1)
Disposals	0.6	—	0.6
Foreign exchange translation	5.5	(0.1)	5.4
December 31, 2010	(66.9)	(5.2)	(72.1)
Amortization expense	(7.5)	(2.8)	(10.3)
Disposals	2.5	—	2.5
Foreign exchange translation	6.5	0.5	7.0
December 31, 2011	$(65.4)	$(7.5)	$(72.9)

Net intangible assets as of:
December 31, 2011	$20.3	$15.3	$35.6

The Company will incur approximately $10 million to $14 million of amortization expense for each of the next five fiscal years.

Note 12.	Post-retirement Benefits
WABCO employees participate in a number of benefit plans. The plans include a 401(k) savings plan (the “Savings Plan”) for the Company's U.S. salaried and hourly employees and a pension plan for certain U.S. salaried and hourly employees. The Savings Plan is an individual-account defined contribution plan. WABCO employees in certain countries, primarily Germany, the United Kingdom, France and Switzerland participate in defined benefit plans sponsored by local WABCO legal entities.
Further, WABCO has assumed responsibility for certain retiree medical plans in the U.S. and a pension plan in Germany relating to former employees of Trane's Bath & Kitchen division.
Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee's compensation during the last years of employment or negotiated benefit levels.
WABCO recognizes in its statement of financial position an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The significant long-term liability of $348.6 million on the consolidated balance sheet is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.
The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2011 and 2010, and a statement of the funded status as of December 31, 2011 and 2010:

	2011	2011	2010	2010
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$17.8	$481.6	$18.2	$490.1
Service cost	—	8.6	—	8.5
Interest cost	0.7	24.4	1.0	22.9
Participant contributions	0.4	0.3	0.4	0.3
Plan amendments	—	—	—	5.2
Actuarial loss / (gain)	(1.0)	12.9	0.8	8.0
Benefit payments	(2.7)	(29.4)	(2.6)	(27.2)
Foreign exchange effects	—	(10.2)	—	(27.8)
Other	—	(0.5)	—	1.6
Obligation at end of year	$15.2	$487.7	$17.8	$481.6

	2011	2011	2010	2010
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$139.5	$—	$133.1
Actual return on assets	—	19.9	—	9.4
Employer contributions	2.3	25.8	2.2	26.0
Participant contributions	0.4	0.3	0.4	0.3
Benefit payments	(2.7)	(29.4)	(2.6)	(27.2)
Foreign exchange effects	—	(0.8)	—	(1.5)
Other expenses	—	(0.7)	—	(0.6)
Fair value of plan assets at end of year	$—	$154.6	$—	$139.5
Funded Status at December 31	$(15.2)	$(333.1)	$(17.8)	$(342.1)

Amounts recognized in the balance sheet:
Noncurrent assets	—	21.4	—	4.6
Current liabilities	(1.8)	(19.3)	(2.3)	(18.1)
Noncurrent liabilities	(13.4)	(335.2)	(15.5)	(328.6)
Net amounts recognized in balance sheet:	$(15.2)	$(333.1)	$(17.8)	$(342.1)

Cumulative amounts recognized in other Comprehensive Income consists of:
Prior service cost	$0.3	$0.1	$0.2	$0.2
Net actuarial loss	6.7	65.1	8.1	64.7
Total (before tax effects)	$7.0	$65.2	$8.3	$64.9

Adjustments to post-retirement benefits accrual recognized in OCI:
Gross adjustments to post-retirement benefits accrual recognized in OCI (net of deferred tax of $0.1 in 2011 and $1.3 in 2010)	$(1.3)	$1.3	$0.5	$1.1

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2011	2010
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$448.1	$444.4
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$317.7	$312.3
Total post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Foreign pensions	$25.1	$25.4	$27.6
Health & Life insurance benefits (Americas)	1.0	1.2	1.3
Total post-retirement costs, including accretion expense	$26.1	$26.6	$28.9
Components of post-retirement costs are broken out in the tables below:
Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2011 Pensions	2010 Pensions	2009 Pensions
Service cost-benefits earned during period	$8.6	$8.5	$7.7
Interest cost on projected benefit obligation	24.4	22.9	24.6
Less assumed return on plan assets	(10.0)	(7.9)	(5.4)
Amortization of prior service cost	—	0.1	0.1
Amortization of net loss	2.1	1.8	0.6
Net defined benefit plan cost after curtailments	$25.1	$25.4	$27.6

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2011 Health & Life Ins. Benefits	2010 Health & Life Ins. Benefits	2009 Health & Life Ins. Benefits
Interest and service cost on projected benefit obligation	$0.7	$0.9	$1.0
Amortization of net loss	0.3	0.3	0.3
Defined benefit plan cost	$1.0	$1.2	$1.3
Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.
Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2011 Health & Life Ins. Benefits	2011 Foreign Pension Plans	2010 Health & Life Ins. Benefits	2010 Foreign Pension Plans
Discount rate	4.25%	4.68%	4.75%	5.00%
Salary growth	N/A	3.22%	N/A	3.23%
Net Periodic Pension Cost for the year
Discount rate	4.75%	5.00%	5.25%	5.25%
Salary growth	N/A	3.23%	N/A	3.23%
Expected return on plan assets	N/A	5.99%	N/A	6.19%
The discount rate assumption in this chart changed from 2010 to 2011, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss / (gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.
The assumed rate of return is a long-term investment return that takes into account the classes of assets held by the plan and expected returns for each class of assets. Return expectations reflect forward-looking analysis as well as historical experience.
WABCO's asset management strategy focuses on maintaining a diversified portfolio using various classes of assets to generate attractive returns while managing risk. The Company periodically reviews its target asset allocations for a given plan to ensure it aligns with the asset management strategy. In determining the target asset allocation for a given plan, consideration is given to the nature of its liabilities, and portfolios are periodically rebalanced with reference to the target level.

Asset Allocation	2011	2010	2011 Target	2010 Target
Equity securities	18%	22%	24%	24%
Corporate debt securities	75%	70%	71%	71%
Other, including real estate	7%	8%	5%	5%
The 2011 target asset allocation was in line with the 2010 target allocation. The Company will continue to move towards these asset allocations in 2012.
All assets are measured at the current fair value. The Company determines fair value for each class of assets in its entirety using quoted prices in active markets for identical assets (Level 1). The Company has not changed the valuation techniques and inputs used during the periods presented. The fair values for each class of assets are presented below:

(Amounts in millions)	2011	2010
Equity securities	$28.4	$30.7
Corporate debt securities	116.6	97.7
Other, including real estate	9.6	11.1
Total fair value of plan assets	$154.6	$139.5
WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2011, including payment of benefits incurred by unfunded plans, totaled $28.1 million. Contributions in 2012 are expected to be in line with the contributions made during 2011.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2012	2013	2014	2015	2016	2017-2021
Domestic plans without subsidy	$1.8	$1.8	$1.7	$1.6	$1.5	$5.8
Foreign pension plans	$26.2	$26.8	$27.1	$27.2	$27.6	$139.8
The weighted average annual assumed rate of increase in the health care cost trend rate was 8.5% for 2010, 8.0% for 2011 and is assumed to stay at 8.0% in 2012 and then gradually decline to 4.75% by 2019. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$0.9	$(0.9)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$—	$—

NOTE 13.	Debt

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility ("revolving credit facility") with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

As of December 31, 2011, this is our principal bank credit facility, and it expires on September 1, 2016. It replaced our prior $800 million multi-currency five-year senior unsecured revolving credit facility.

Under the revolving credit facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of December 31, 2011, and up to $50 million is available in the form of swingline loans, all $50.0 million of which was available for use as of December 31, 2011. At December 31, 2011, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of December 31, 2011, was $52.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of December 31, 2011.

The proceeds of the borrowings under the revolving credit facility may be used to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the revolving credit facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.80% to 1.55% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The applicable margins used to determine the LIBOR loan rate are determined based upon the Company's leverage ratio, which represents the ratio of our consolidated net indebtedness on the last day of any fiscal quarter to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) for the period of four consecutive fiscal quarters ending on such day. The revolving credit facility also provides for certain of the borrowers to pay various fees including a participation fee on the amount of the lenders' commitments thereunder.

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. At December 31, 2011 the Company had the ability to borrow an incremental $346.7 million under our revolving credit facility and we were in compliance with all the covenants.
As of December 31, 2011, the Company's various subsidiaries had borrowings from banks totaling $26.2 million, of which $24.4 million relates to our Accounts Receivable Securitization Program referred to in Note 10 above. The remaining $1.8 million supports local working capital requirements.

Note 14.	Warranties, Guarantees, Commitments and Contingencies
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
The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2011, 2010 and 2009 (amounts in millions).

	Year Ended December 31,
	2011	2010	2009
Balance of warranty costs accrued, beginning of period	$44.9	$45.8	57.8
Warranty costs accrued	41.9	32.6	17.9
Changes in accruals relating to pre-existing claims	—	—	5.3
Warranty claims settled	(33.0)	(31.3)	(35.9)
Foreign exchange translation effects	(1.2)	(2.2)	0.7
Balance of warranty costs accrued, end of period	$52.6	$44.9	45.8
Current liability, included in current portion of warranties	$42.3	$41.7	43.1
Long-term liability, included in other liabilities	$10.3	$3.2	2.7
Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2011, are: $18.0 million in 2012; $13.1 million in 2013; $10.6 million in 2014; $8.8 million in 2015; $6.7 million in 2016 and $11.6 million thereafter, a total of $68.8 million. Net rental expense for all operating leases was $19.0 million, $16.1 million and $15.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company has bank guarantees for $27.9 million which is comprised of uncollateralized bank guarantees, of which $22.9 million is related to tax and other litigation, $1.3 million is related to letters of credit and $3.7 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $8.5 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €1.8 million ($2.3 million at December 31, 2011 exchange rates).
In the normal course of business we expect to purchase approximately $1.3 billion in 2012 of materials and services, and estimate that on average no more than approximately $152.9 million is outstanding at any one time in the form of legally binding commitments.
Contingencies
General
We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable and reasonably possible losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue.
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings under a revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. The Company believes that a decision on the appeal will take at least five years from the date the appeal was filed.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 16. Tax and Indemnification Liabilities Transferred from Trane to WABCO," WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $14.4 million as of December 31, 2011. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

Note 15.	Income Taxes
Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Income before income taxes:
Domestic	$72.4	$33.5	$52.5
Foreign	332.5	(210.8)	(44.5)
	$404.9	$(177.3)	$8.0
Provision / (benefit) for income taxes:
Current:
Domestic	$24.9	$11.2	$5.0
Foreign	9.9	28.3	5.3
	34.8	39.5	10.3
Deferred:
Domestic	(0.4)	(1.3)	—
Foreign	2.3	(1.3)	(21.0)
	1.9	(2.6)	(21.0)

Total provision / (benefit)	$36.7	$36.9	$(10.7)
A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2011, 2010 and 2009 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Tax provision at statutory rate	$141.7	$(62.1)	$2.8
Separation related taxes and contingencies	1.8	4.7	5.2
Foreign earnings taxed at other than 35%	(76.6)	(45.5)	(10.7)
Decrease in valuation allowance	(33.4)	—	—
EC fine tax contingency	—	134.9	—
Tax contingency accruals	18.8	4.3	3.3
Benefit of tax reversals	(19.2)	(3.6)	(14.8)
Equity Compensation	4.2	3.9	4.0
Other, net	(0.6)	0.3	(0.5)
Total provision	$36.7	$36.9	$(10.7)

The effective income tax rates for 2011 and 2010 were 9.1% and (20.8)%, respectively. As further discussed below, the Company did not recognize a tax benefit of $134.9 million at December 31, 2010 foreign exchange rates for the payment of the EC fine in the third quarter of 2010. The income tax provision for 2011 is principally driven by income taxes in profitable jurisdictions offset by benefits related to ongoing foreign tax planning activities, a decrease of a valuation allowance, and the release of certain tax accruals as a consequence of the settlement of foreign tax audits and the expiration of a statute of limitation.
In addition, the Company provided a tax provision of $12.7 million during the fourth quarter due to the Company's decision to repatriate earnings from a foreign affiliate of approximately $299 million as further discussed below. Changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays and incentive tax credits in various countries in which the Company does business were $4.1 million and $0.06 in 2011, $4.3 million and $0.07 in 2010 and $1.2 million and $0.02 in 2009, respectively. The tax holidays and incentive tax credits expire at various dates through 2017.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2011	2010
Deferred tax liabilities:
Basis difference in minority interest	$11.2	$11.5
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	22.2	22.4
Inventory (LIFO)	1.7	1.7
Intangibles	4.1	5.2
Other	—	0.1
	$39.2	$40.9
Deferred tax assets:
Foreign net operating losses and tax credits	$174.4	$206.9
Valuation allowances	(130.4)	(163.8)
Post-retirement and other employee benefits	23.1	23.4
Intangibles	4.4	4.8
Warranties	2.2	2.9
Other	7.2	5.2
	$80.9	$79.4

Net deferred tax assets	$41.7	$38.5

At December 31, 2011, the Company has $525.6 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $494.0 million of such NOLs have an unlimited life and the remainder is available for periods of up to 7 years. As of December 31, 2011, the Company has provided a full valuation allowance of $130.4 million representing the value of the associated deferred tax asset with regard to the $383.6 million of unlimited life NOLs. These NOLs consist of NOLs inherited by WABCO upon separation from Trane as well as losses incurred in post-spin years.

Unrecognized tax benefits at December 31, 2011 amounted to $66.1 million related to the WABCO business and $5.8 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 16. Tax and Indemnification Liabilities Transferred from Trane to WABCO. The Company will recognize $13.6 million of tax benefits in the first quarter of 2012 due to certain government filings submitted in January 2012. It is also reasonably possible that $5.2 million of additional tax benefits will be recognized within the next 12 months. Moreover, $67.0 million of the unrecognized tax benefits are classified as long-term liabilities and $4.9 million are classified as short-term liabilities. Approximately $0.9 million of long-term unrecognized tax benefits and $4.9 million of the short-term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. Interest related to unrecognized tax benefits recorded in the 2011 and 2010 consolidated statement of income were $0.8 million and $3.1 million, respectively. Total accrued interest at December 31, 2011 and December 31, 2010 was approximately $4.6 million, and $8.7 million, respectively. The Company recognizes accrued interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.

During the third quarter of 2010, the Company recorded an uncertain tax position of approximately $135.8 million at then foreign exchange rates related to tax deductions in foreign jurisdictions for the payment of the EC fine. The deduction claimed for $396.9 million of the EC fine adds to existing net operating losses in a foreign jurisdiction that has a full valuation allowance against such NOLs. The use of a valuation allowance as a substitute for recording an unrecognized tax position is not permitted under US GAAP. As a result, the unrecognized tax benefit must be recorded as a reduction of the deferred tax asset. Consequently, the balance sheet amounts for the unrecognized tax benefit do not reflect the $142.4 million at December 31, 2011 foreign exchange rates related to the EC fine; however, such benefit is required to be disclosed as part of the tabular rollforward for unrecognized tax benefits provided below.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2011	2010
Beginning balance, January 1	$208.3	$74.5
Additions for tax positions related to current year	19.7	139.2
Reductions for tax positions related to prior years	(12.9)	—
Cash settlements	(10.6)	(3.6)
Expirations of statute of limitations	(5.2)	—
Foreign exchange	10.3	(1.8)
Ending balance, December 31	$209.6	$208.3

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2007. The Company may realize a reduction of up to $4.9 million of unrecognized tax benefits to occur within 12 months as a result of projected resolutions of worldwide tax disputes or applicable statute closings. In addition, of the 19.7 million additions for unrecognized tax benefits in 2011, the Company will release $13.6 million in the first quarter of 2012, due to certain filings submitted by the Company to taxing authorities in January 2012. US GAAP required the recording of this unrecognized tax benefit at December 31, 2011 since it is not permissible for a tax position to be recognized, derecognized, or remeasured due to changes subsequent to the balance sheet date, but prior to the issuance of the financial statements. It is also reasonably possible that $5.2 million of additional tax benefits will be recognized within the next 12 months. The reversals of $28.7 million and $3.6 million during 2011 and 2010, respectively, relate to the closure of foreign tax audits and the expiration of statutes of limitation.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the U.S. and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2011. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the U.S. to be approximately $250 million as December 31, 2011, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S. The 2011 tax provision includes a tax charge of $12.7 million due to the Company's decision to repatriate foreign earnings of approximately $299 million that were previously determined to be permanently reinvested outside of the U.S., in order to take advantage of a unique opportunity from the impact of the EU fine on its pool of foreign earnings. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, the Company does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil.

Note 16.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 15. Income Taxes, the liabilities as of December 31, 2011 include $5.8 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have probable obligations directly to non-U.S. tax authorities. In addition, as of December 31, 2011, the Company had probable indemnification liabilities of $14.4 million, of which $3.2 million is classified within long-term liabilities on the balance sheet and $11.2 million is classified within short-term liabilities. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.
During 2011, approximately $25.4 million of indemnification liabilities was reversed in the statement of income due to the expiration of a statute of limitations and the settlement of a foreign tax audit.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the claims as of December 31, 2011 is $43.6 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and the likelihood of loss is reasonably possible and thus no accrual is required at this time.

NOTE 17. Related Party Transactions
Investments in and Advances to Unconsolidated Joint Ventures
WABCO has three investments in affiliates that are accounted for by the equity method. The first of these investments is in Meritor WABCO. Meritor WABCO, in which WABCO has a 50% equity ownership, markets braking systems products and sells the majority of WABCO products in the United States. The second of these investments is in WABCO Automotive South Africa (“WABCO SA”). WABCO SA, in which WABCO has a 49% equity ownership, is a distributor of breaking systems products and sells WABCO products primarily in South Africa. The third investment is in WABCOWURTH Workshop Services GmbH (“WABCOWURTH”). WABCOWURTH, in which WABCO has a 50% equity ownership, supplies commercial vehicle workshops, fleet owners and operators and end users internationally with its multi-brand technology diagnostic system.
As of December 31, 2011, WABCO has net investments in and advances to Meritor WABCO of $13.6 million, WABCO SA of $2.5 million and WABCOWURTH of $0.3 million. WABCO received dividends from the joint ventures of $14.4 million, $8.4 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. WABCO obtained a majority control of WABCO India in 2009 and upon obtaining control, WABCO India's results of operations, beginning June 2009, are included in the consolidated financial statements of the Company.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2011	2010	2009	2011	2010	2009
Meritor WABCO	$174.0	$127	$75.8	$0.2	$0.1	$—
WABCO SA	7.6	5.8	3.9	—	—	—
WABCO India	—	—	0.6	—	—	1.0
WABCOWURTH	0.2	0.1	—	—	—	—

(Amounts in Millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2011	2010	2011	2010
Meritor WABCO	$32.1	$24.5	$—	$—
WABCO SA	2.3	1.7	—	—
WABCOWURTH	0.1	1.2	—	—

Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures. The first of these joint ventures is in Japan with Sanwa-Seiki that distributes WABCO's products in the local market. The second joint venture is in the U.S. with Cummins Engine Co. ("Cummins"), a manufacturing partnership formed to produce air compressors designed by WABCO. The third joint venture is with Guangdong FUWA Heavy Industry Co., Ltd., (“FUWA”) to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2011	2010	2009	2011	2010	2009
Sanwa-Seiki	0.2	0.2	0.1	39.3	35.8	23.8
Cummins	68.5	44.3	47.0	—	—	—
FUWA	4.1	—	—	—	—	—

NOTE 18. Geographic Information
WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 12%, 13% and 12% of our sales in 2011, 2010 and 2009, respectively. Volvo accounted for 11%, 10% and 8% of our sales in 2011, 2010 and 2009, respectively. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such.

European sales for the years ended December 31, 2011, 2010 and 2009 accounted for 62%, 60% and 65% of total sales, respectively.  Asian sales for the years ended December 31, 2011, 2010 and 2009 accounted for 19%, 22% and 18% of total sales, respectively.  We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.
Geographic Data

	Year Ended December 31,
(Amounts in millions)	2011	2010	2009
Product Sales:
OEM	$2,150.4	$1,605.6	$1,024.2
Aftermarket	643.7	570.1	467.3
Sales-Geographic distribution (a):
United States	$246.2	$173.6	$124.7
Europe (countries below are included in this total)	1,737.5	1,318.7	970.1
Germany	759.0	579.6	417.1
France	111.9	90.0	72.9
Sweden	238.2	171.2	98.9
Other (countries below are included in this total)	810.4	683.4	396.7
Japan	104.6	82.7	50.5
China	162.1	159.7	94.4
Brazil	195.3	153.1	87.6
India	181.7	158.4	65.9
Total sales	$2,794.1	$2,175.7	$1,491.5

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2011	2010	2009
Long-lived Assets (b)
Geographic distribution:
United States	$11.9	$7.3	$6.2
Europe (countries below are included in this total)	576.2	580.6	639.5
Germany	295.6	324.9	361.0
Poland	79.5	80.9	84.3
Other (countries below are included in this total)	209.0	207.4	187.0
India	98.7	104.6	98.3
Total long-lived assets	$797.1	$795.3	$832.7
(b)Amounts are presented on a gross basis

NOTE 19. Derivative Instruments and Hedging Activities

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2011, forward contracts for an aggregate notional amount of €205.1 million ($265.9 million at December 31, 2011 exchange rates) were outstanding with an average duration of one month. The fair value of derivative assets at December 31, 2011 is $1.1 million and the fair value of derivative liabilities at December 31, 2011 is $1.5 million.

For the year ended December 31, 2011, the Company recognized net gains on its derivative instruments of $0.2 million, of which $1.5 million expense is recognized in "cost of sales" and $1.7 million income is recognized in "other non-operating expense, net" on the consolidated statement of operations. As the Company did not enter into derivative contracts during 2010, no gain or loss was recorded.

NOTE 20. Quarterly Data (Unaudited)

	Year 2011
(Amounts in millions)	First	Second	Third	Fourth
Sales	$678.2	$737.7	$706.3	$672.0
Cost of sales	481.9	520.0	501.9	482.5
Gross profit	196.3	217.7	204.4	189.5
Income before income taxes	115.1	100.5	96.0	93.2
Income tax (benefit) / expense	(3.2)	10.6	9.1	20.1
Net income	114.7	88.6	83.8	69.8
Net income per common share
Basic	$1.71	$1.31	$1.25	$1.07
Diluted	$1.66	$1.26	$1.22	$1.04

	Year 2010
(Amounts in millions)	First	Second	Third	Fourth
Sales	$491.1	$512.3	$545.2	$627.2
Cost of sales	350.9	363.0	397.0	449.7
Gross profit	140.2	149.3	148.2	177.5
Income before income taxes	41.3	(350.3)	57.6	74.1
Income tax expense	7.6	12.1	10.4	6.7
Net income / (loss)	$30.7	$(365.4)	$44.0	$64.6
Net income per common share
Basic	$0.48	$(5.68)	$0.68	$0.99
Diluted	$0.47	$(5.68)	$0.66	$0.96

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

The income tax benefit recorded in the first quarter of 2011 is the net result of the release of tax accruals as a consequence of the settlement of foreign tax audits, taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions and benefits from certain foreign tax planning.

The net loss recorded in the second quarter of 2010 is a result of the Commission issuance of a decision imposing a total of €326.1 million in fines, or approximately $400 million on the date of assessment, on the former American Standard Companies Inc., and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company's disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company's effectiveness of our internal control over financial reporting, as of December 31, 2011, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.
WABCO Holdings Inc.
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc.

We have audited WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WABCO Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income / (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Harry Everaerts,
Partner
Brussels, Belgium
February 17, 2012

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Proposal 1 - Election of Directors” and “Directors” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
The information required by Item 10 with respect to the executive officers of the Company has been included in Part I of this Form 10-K (as Item 4A) under the heading “Executive Officers of the Registrant” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the headings “Governance - Board Matters and Committee Membership” and “- Committees of the Board - Audit Committee” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
Information regarding our Code of Conduct and Ethics set forth under the caption “Code of Conduct and Ethics” in Item 1 of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Report of the Compensation, Nominating and Governance Committee,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the headings “Governance - Compensation Committee Interlocks and Insider Participation” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the heading “Common Stock Ownership of Officers, Directors and Significant Shareholders” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Equity Compensation Plans” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND, DIRECTOR INDEPENDENCE
Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance - Certain Relationships and Related Person Transactions,” and “Governance - Independence Standards

for Board Service” and “- Availability of Corporate Governance Materials” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters - Audit Committee's Pre-Approval Policies and Procedures” and “- Audit and Non-Audit Fees” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial statements and financial statement schedules
The financial statements and financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on the following page are incorporated herein by reference.
(b) The exhibits to this Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are file as part of this Annual Report on Form 10-K.

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2011, 2010, and 2009
(Amounts in thousands)

Description	Balance Beginning of Period	Adjustments to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2011:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$7,706	$(424)	$(3,840)	(A)	$(17)	$3,425
2010:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$9,305	$(315)	$(645)	(A)	$(639)	$7,706
2009:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$6,855	$2,675	$(565)	(A)	$340	$9,305
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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 17, 2012
Jacques Esculier	(Principal Executive Officer)

/s/ Ulrich Michel	Chief Financial Officer	February 17, 2012
Ulrich Michel	(Principal Financial Officer)

/s/ Todd Weinblatt	Vice President and Controller	February 17, 2012
Todd Weinblatt	(Principal Accounting Officer)

*	Director	February 17, 2012
James F. Hardymon

*	Director	February 17, 2012
G. Peter D'Aloia

*	Director	February 17, 2012
John F. Fiedler

*	Director	February 17, 2012
Dr. Juergen Gromer

*	Director	February 17, 2012
Mary Petrovich

*	Director	February 17, 2012
Kenneth J. Martin

*	Director	February 17, 2012
Michael T. Smith

*	Director	February 17, 2012
Donald J. Stebbins

* Signed by Attorney-in-fact

/s/ Vincent Pickering
Vincent Pickering Attorney-in-fact

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)
Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been previously filed by the registrant with the Commission and are incorporated herein by reference to the documents indicated in brackets, following the descriptions of such exhibits.

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 2.1 to the Company's Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.1
Rights Agreement, dated July 16, 2007, by and between WABCO Holdings Inc. and The Bank of New York (previously filed as Exhibit 4.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2
Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.3	Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007 filed as Exhibit 4.1 hereto).

4.4	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.1
Tax Sharing Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.2
Employee Matters Agreement, dated July 16, 2007, by and between Trane Inc. and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company's Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.3
Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among Trane Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries (previously filed as Exhibit 10.4 to the Company's Form 8-K (File No. 001-33332), filed on July 20, 2007 and herein incorporated by reference).

10.4	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company's Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).

10.5	Amendment to WABCO Holdings Inc. Omnibus Incentive Plan.*

10.6
WABCO Holdings Inc. 2009 Omnibus Incentive Plan (previously filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 17, 2009 and herein incorporated by reference).

10.7	Amendment to WABCO Holdings Inc. 2009 Omnibus Incentive Plan.*

10.8
Form of Indemnification Agreement (previously filed as Exhibit 10.6 to the Company's Form 10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference) (Entered into with all executive officers and all members of the Board of Directors, as reported in Form 8-Ks filed by the Company on August 2, 2007 and September 5, 2007).

10.9
Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.10
Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.11
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.12
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.13
Form of Performance-Based Restricted Stock Unit Agreement (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on July 28, 2011 and herein incorporated by reference).

10.14
WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.15
Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company's 8-K (File no. 001-33332), filed on July 14, 2008 and herein incorporated by reference).

10.16
Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.14 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.17	Amendment No. 3 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of January 1, 2012.*

10.18	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).

10.19
Amendment to WABCO Holdings Inc. Deferred Compensation Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.16 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.20	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.21
Amendment to WABCO Holdings Inc. Supplemental Savings Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.18 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.22
Employment Agreement by and between WABCO Expats Inc. and Jacques Esculier, dated as of July 27, 2007 (previously filed as Exhibit 10.12 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.23
Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document) (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on May 7, 2009 and herein incorporated by reference).

10.24
Amendment to Employment Agreement, by and between WABCO Expats Inc. and Jacques Esculier, dated December 31, 2008 (previously filed as Exhibit 10.20 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.25
Amendment to Employment Contract of March 1, 2003 by and between Trane Europe BVBA and Ulrich Michel, dated July 27, 2007 (previously filed as Exhibit 10.13 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.26
Amended Employment Agreement of Ulrich Michel, dated May 27, 2008 (previously filed as Exhibit 10.1 to the Company's Form 8-K (File no. 001-33332), filed on June 6, 2008 and herein incorporated by reference).

10.27
Employment Agreement by and between WABCO Expats Inc. and Alfred Farha, dated April 25, 2008 (previously filed as Exhibit 10.7 to the Company's Form 10-Q (File No. 001-33332), filed on August 8, 2008 and herein incorporated by reference).

10.28
Amendment to Employment Agreement, by and between WABCO Expats Inc. and Alfred Farha, dated December 31, 2008 (previously filed as Exhibit 10.24 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.29
Employment Agreement by and between WABCO Expats Inc. and Kevin Tarrant, dated as of July 1, 2007 (previously filed as Exhibit 10.14 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.30
Amendment to Employment Agreement, by and between WABCO Expats Inc. and Kevin Tarrant, dated December 31, 2008 (previously filed as Exhibit 10.26 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.31
Employment Agreement by and between World Standard Ltd. And Nikhil M. Varty, dated April 15, 2001 (previously filed as Exhibit 10.15 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.32
Addendum to Employment Agreement by and between World Standard Ltd. and Nikhil M. Varty, dated February 1, 2006 (previously filed as Exhibit 10.16 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.33	Amendment to the Employment Agreement of Nikhil Varty (previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33332), filed on July 28, 2011 and herein incorporated by reference).

10.34
Employment Agreement by and between Trane Europe BVBA and Jean-Christophe Figueroa, dated January 21, 2005 (previously filed as Exhibit 10.17 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

10.35
Partnership Agreement, dated as of January 9, 1990, as amended by Amendment No. 1 thereto, dated as of May 29, 1990, and Amendment No. 2 thereto, dated as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, Inc. (successor in interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company's Form 10 (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

10.36
German Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Fahrzeugsysteme GmbH, as German Seller and German Servicer, WABCO Financial Services SPRL, as Seller's Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.37
Italian Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Automotive Italia SRL, as Italian Seller and Italian Servicer, WABCO Financial Services SPRL, as Seller's Agent, and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.2 to the Company's Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.38
French Receivables Purchase and Servicing Agreement dated September 23, 2009, among WABCO Financial Services SPRL, as Seller's Agent, WABCO France S.A.S., as French Seller, Paris Titrisation, as Management Company, and Société Générale, as Custodian (previously filed as Exhibit 10.3 to the Company's Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.39
Master Definitions Agreement dated September 23, 2009, among Société Générale Bank Nederland N.V., as Senior Units Subscriber, the Bank or the Purchaser, as applicable, Paris Titrisation, as Management Company acting for the account of FCT Val Duchesse-Titrisation, Société Générale, as the Administrative Agent or Custodian, as applicable, Antalis S.A., WABCO France S.A.S., as French Seller, WABCO Fahrzeugsysteme GmbH, as German Seller, WABCO Automotive Italia SRL, as Italian Seller, WABCO Financial Services SPRL, as Depositor and the Seller's Agent, and WABCO Europe SPRL, as Insurance Servicer (previously filed as Exhibit 10.4 to the Company's Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.40
Guarantee and Subordination Agreement dated September 23, 2009, among WABCO Holdings Inc., as Guarantor, Paris Titrisation, as Management Company, Société Générale, as Custodian and Société Générale Bank Nederland N.V., as Purchaser (previously filed as Exhibit 10.5 to the Company's Form 8-K (File No. 001-33332), filed on September 28, 2009 and herein incorporated by reference).

10.41
$400,000,000 Facility Agreement, dated July 8, 2011, for WABCO Holdings Inc. arranged by Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SN/NV, Societe Generale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Royal Bank of Scotland NV, (Belgium) Branch, and Credit Lyonnais and Unicredit Bank AG, with Banc of America Securities Limited acting as agent (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on July 11, 2011 and herein incorporated by reference).

10.42	Business Manager Contract, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jacques Esculier.*

10.43	Business Manager Contract, effective January 1, 2012 dated December 19, 2011, by and between the Company and Nikhil Varty.*

10.44	Business Manager Contract, effective January 1, 2012 dated December 19, 2011, by and between the Company and Kevin Tarrant.*

10.45	Business Manager Contract, effective January 1, 2012 dated December 19, 2011, by and between the Company and Ulrich Michel.*

10.46	Business Manager Contract, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jean-Christophe Figueroa.*

16.1	Letter from Ernst & Young LLP dated August 2, 2007 (previously filed as Exhibit 16.1 to the Company's 8-K (File No. 001-33332), filed on August 2, 2007 and herein incorporated by reference).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.

24.1	Form of Power of Attorney (James F. Hardymon, G. Peter D'Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Mary Petrovich, Michael T. Smith and Donald J. Stebbins).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from WABCO Holdings, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on February 17, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the years ended December 31, 2011 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at December 31, 2011 and 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.+

+ Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings