Form 10-Q
period 2012-03-31
WABCO Holdings Inc.
filed 2012-04-26
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 24, 2012	64,430,043 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
Three months ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2012	2011
Sales	$657.3	$678.2
Cost of sales	461.2	481.9
Gross Profit	196.1	196.3
Costs and expenses:
Selling and administrative expenses	79.1	81.8
Product engineering expenses	26.1	24.4
Other operating expense, net	1.4	2.0
Operating income	89.5	88.1
Equity income of unconsolidated joint ventures, net	4.9	4.7
Other non-operating expense, net	(0.7)	(0.3)
Indemnification and other settlements	—	23.1
Interest expense, net	(0.3)	(0.5)
Income before income taxes	93.4	115.1
Income tax expense / (benefit)	1.4	(3.2)
Net income	92.0	118.3
Less: net income attributable to noncontrolling interests	2.8	3.6
Net income attributable to Company	$89.2	$114.7
Net income attributable to Company per common share
Basic	$1.38	$1.71
Diluted	$1.34	$1.66
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	64,648,494	66,905,085
Diluted	66,399,459	68,993,313
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2012	2011
Comprehensive income	$105.5	$133.5
Less: comprehensive income attributable to noncontrolling interests	3.8	3.8
Comprehensive income attributable to Company	$101.7	$129.7

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132.4	$102.4
Accounts receivable, less allowance for doubtful accounts of $3.4 in 2012 and $3.4 in 2011	314.2	296.3
Inventories:
Finished products	101.0	82.4
Products in process	7.5	8.6
Raw materials	117.5	107.0
Taxes receivable on income	6.8	18.5
Future income tax benefits	5.7	8.7
Restricted cash	33.2	34.4
Guaranteed notes receivable	43.3	40.0
Other current assets	55.0	52.4
Total current assets	816.6	750.7
Facilities, less accumulated depreciation	368.7	357.4
Goodwill	373.1	363.9
Long-term future income tax benefits	62.1	58.8
Investments in unconsolidated joint ventures	18.0	16.5
Intangible assets, net	37.7	35.6
Other assets	41.1	40.3
TOTAL ASSETS	$1,717.3	$1,623.2
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$20.3	$26.2
Accounts payable	168.6	137.8
Accrued payroll	110.8	108.1
Current portion of warranties	46.6	42.3
Indemnification liabilities	11.4	11.2
Income tax liabilities	5.1	4.9
Other accrued liabilities	125.4	121.1
Total current liabilities	488.2	451.6
Long-term debt	52.0	52.0
Post-retirement benefits	357.1	348.6
Deferred tax liabilities	28.0	25.8
Long-term income tax liabilities	52.1	67.0
Other liabilities	38.5	42.4
Total liabilities	1,015.9	987.4
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 74,879,669 in 2012; 74,242,930 in 2011; and shares outstanding: 64,528,766 in 2012; 64,765,655 in 2011	0.7	0.7
Capital surplus	703.8	693.4
Treasury stock, at cost: 10,350,903 shares in 2012; 9,477,275 shares in 2011	(505.9)	(456.8)
Retained earnings	505.7	416.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(2.6)	(16.1)
Unrealized losses on benefit plans, net of tax	(51.4)	(50.6)
Total shareholders’ equity	650.3	587.2
Noncontrolling interests	51.1	48.6
Total equity	701.4	635.8
TOTAL LIABILITIES AND EQUITY	1,717.3	1,623.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
(Amounts in millions)
Operating activities:
Net income	$92.0	$118.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.7	16.9
Amortization of intangibles	2.7	3.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.4)	(2.5)
Non-cash stock compensation	3.6	3.3
Deferred income tax benefit / (expense)	(1.4)	(9.8)
Loss on sale or disposal of property, plant and equipment	0.1	0.3
Indemnification settlements	—	(23.1)
Changes in assets and liabilities:
Accounts receivable, net	(13.0)	(54.9)
Inventories	(24.5)	(31.6)
Accounts payable	28.6	20.9
Other accrued liabilities and taxes	3.4	28.4
Other current and long-term assets	6.1	8.1
Other long-term liabilities	(18.6)	(6.5)
Net cash provided by operating activities	94.3	71.0
Investing activities:
Purchases of property, plant and equipment	(16.7)	(12.6)
Investments in capitalized software	(2.2)	(1.8)
Net cash used in investing activities	(18.9)	(14.4)
Financing activities:
Net repayments of revolving credit facilities	—	(54.6)
Net (repayments) / borrowings of short-term debt	(6.4)	5.9
Purchases of treasury stock	(48.6)	—
Dividends to noncontrolling interest holders	(1.4)	(1.8)
Proceeds from exercise of stock options	8.9	16.7
Net cash used in financing activities	(47.5)	(33.8)
Effect of exchange rate changes on cash and cash equivalents	2.1	2.6
Net increase in cash and cash equivalents	30.0	25.4
Cash and cash equivalents at beginning of period	102.4	67.1
Cash and cash equivalents at end of period	$132.4	$92.5
Cash paid during the period for:
Interest	$0.3	$0.2
Income taxes	$6.1	$7.8
Non cash items for the period:
Treasury stock purchase accrual	$2.1	$—
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K.
Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities where turnover is quick, the amounts are large and the maturities are short. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2011, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2012.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have any material impact on the consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the consolidated financial statements.
In 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income ("ASU 2011-5") and ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12").
ASU 2011-5 improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  As ASU 2011-5 relates specifically to presentation and disclosures the adoption of these provisions did not have any other impact on our consolidated financial statements.
The main purpose of ASU 2011-12 was to the defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, therefore it did not have an impact on Company's consolidated financial statements.

NOTE 3.	Comprehensive Income and Noncontrolling Interests

Total comprehensive income attributable to Company consisted of the following (amounts in millions):

	Three Months Ended
	March 31,
(Amounts in millions)	2012	2011
Net income	$92.0	$118.3
Foreign currency translation effects	14.2	17.4
Unrealized losses on benefit plans, net	(0.7)	(2.2)
Comprehensive income	105.5	133.5
Less: Net income attributable to noncontrolling interests	2.8	3.6
Foreign currency translation effects attributable to noncontrolling interests	1.0	0.2
Comprehensive income attributable to Company	$101.7	$129.7

Dividends to noncontrolling interest holders for the three month periods ending March 31, 2012 and 2011 were $1.4 million and $1.8 million, respectively.

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
During the three months ended March 31, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2012 was €186.7 million ($244.9 million at weighted average March 31, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2012 amounted to €82.1 million ($109.3 million at March 31, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $109.3 million and cash and cash equivalents increased by $68.0 million. The remaining amount of proceeds of $41.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at March 31, 2012 were both immaterial. Servicing fees paid for the program were $0.3 million and $0.2 million for the three months ended March 31, 2012 and March 31, 2011 respectively.

In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $26.4 million of additional cash as of March 31, 2012. Of these cash receipts, $18.4 million is classified on the consolidated balance sheet as loans payable to bank and $8.0 million reduced the subordinated deposit to $33.2 million which is classified as restricted cash on the consolidated balance sheet at March 31, 2012. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €9.8 million ($13.0 million at March 31, 2012 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2012 and 2011 were $12.6 million and $14.1 million, respectively, resulting in expenses of $0.1 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively, and are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $43.3 million and $31.4 million as of March 31, 2012 and March 31, 2011, respectively. The Company monitors monthly the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of March 31, 2012 or March 31, 2011.

NOTE 5.	Net Income Attributable to Company per Share
Basic net income attributable to Company per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income attributable to Company per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (“RSUs”) after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options, if applicable, are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock.

	Three Months Ended March 31,
	2012	2011
Weighted average incremental shares included	1,750,965	2,088,228
Shares excluded due to anti-dilutive effect	384,116	—

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the first three months of 2012.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
Shares issued upon exercise of stock options	443,448	—	443,448
Shares issued upon vesting of RSUs	193,291	—	193,291
Shares purchased for treasury	—	(873,628)	(873,628)
Balance, March 31, 2012	74,879,669	(10,350,903)	64,528,766
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2012, no shares have been reissued.

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400.0 million which expires on May 31, 2013. As of March 31, 2012, the Company had repurchased a total of $229.6 million of shares leaving an unexpended balance of $170.4 million available to repurchase shares in the future. Subsequent to March 31, 2012, the Company has repurchased an additional 259,900 shares for a total of $15.1 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation	$3.6	$3.3
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	267,343	$58.85	$23.16	238,317	$59.26	$22.94
RSUs Granted	118,010	$—	$58.85	92,636		$59.26
Total Awards	385,353			330,953
In the three months ended March 31, 2012, a total of 267,343 options were granted of which all are exercisable in equal installments over a period of three years. In the three months ended March 31, 2011, a total of 238,317 options were granted of which all are exercisable in equal installments over a period of three years. In 2012, a total of 118,010 RSUs were granted of which 68,149 vest ratably over a period of three years. Of the remaining 49,861 RSUs granted in 2012, 102 vest after two years and 49,759 vest after three years. In 2011, a total of 92,636 RSUs were granted of which 87,553 vest ratably over a period of three years. Of the remaining 5,083 RSUs granted in 2011, 3,389 vest after two years and 1,694 vest after three years.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2012 and 2011:

Assumption	March 31, 2012	March 31, 2011
Risk-free interest rate	0.81%	2.30%
Expected volatility	44.48%	42.82%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.6%	2.3%
Expected dividend yield	—	0.47%
The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four-year period, the common stock of its peer group over a three-year period, and the implied volatility for at the money options to purchase shares of its common stock. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four-year historical volatility of WABCO and the median most recent three-year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend amount for the period at the time of grant.

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

As of March 31, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of March 31, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2012. At March 31, 2012, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of March 31, 2012, was $52.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of March 31, 2012.

The proceeds of the borrowings under the Facility will be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin, which can vary from 0.80% to 1.55% based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At March 31, 2012 the Company had the ability to borrow an incremental $346.7 million under our principal credit facility and was in compliance with all the covenants.
Financial covenants, as determined on the date the facility was signed, are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business.
Also, various subsidiaries had borrowings from banks totaling $20.3 million, of which $18.4 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $1.9 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2012 and 2011 (amounts in millions).

	Three Months Ended March 31,
	2012	2011
Balance of warranty costs accrued, beginning of period	$52.6	$44.9
Warranty costs accrued	9.9	10.2
Warranty claims settled	(6.0)	(7.3)
Foreign exchange translation effects	1.2	2.2
Balance of warranty costs accrued, end of period	$57.7	$50.0
Current liability, included in current portion of warranties	$46.6	$46.5
Long-term liability, included in other liabilities	$11.1	$3.5
Guarantees and Commitments
The Company has bank guarantees for $30.1 million which is comprised of uncollateralized bank guarantees, of which $23.6 million is related to tax and other litigation, $1.3 million is related to letters of credit and $5.2 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €9.8 million ($13.0 million at March 31, 2012 exchange rates).
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
Litigation
On June 23, 2010, the European Commission (the “Commission”) issued a decision imposing a total of €326.1 million in fines, or approximately $400.0 million on the date of assessment (the “EC Fine”), on the former American Standard Companies Inc. (now Trane Inc., hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC Fine.

As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings under our $800 million five-year revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company now believes that a decision on the appeal will be made in the next 12 months.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO," WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $14.8 million as of March 31, 2012. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

NOTE 10.	Income Taxes
Unrecognized tax benefits at March 31, 2012 amounted to $52.1 million related to the WABCO business and $5.1 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO." The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $52.1 million of the unrecognized tax benefits are classified as long-term liabilities and $5.1 million are classified as short-term liabilities. Approximately $0.1 million of these long-term unrecognized tax benefits and $5.1 million of the short-term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No penalties have been accrued related to these unrecognized tax benefits.
The income tax expense for the first quarter of 2012 was $1.4 million on pretax income of $93.4 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. The income tax expense for the first quarter of 2012 is largely offset by the release of tax accruals of approximately $13.6 million due to certain government filings submitted in January 2012, as the Company has previously disclosed in its 2011 Form 10K.
The accompanying March 31, 2012 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of March 31, 2012 that it is more likely than not that the losses will not be utilized in the foreseeable future.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes," the liabilities as of March 31, 2012 include $5.1 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of March 31, 2012, the Company had indemnification liabilities of $14.8 million, of which $3.4 million is classified within long-term liabilities on the balance sheet and $11.4 million is classified within short-term liabilities.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2012 is $42.5 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the three months ended March 31, 2012 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2011	$17.5
Charges during the first three months of 2012	—
Payments during the first three months of 2012	(2.4)
Balance as of March 31, 2012	$15.1
Other Programs
Balance as of December 31, 2011	$2.3
Charges during the first three months of 2012	1.2
Payments during the first three months of 2012	(0.2)
Balance as of March 31, 2012	$3.3
Foreign exchange translation effects	$0.4
Total streamlining liability as of March 31, 2012	$18.8
A balance of $11.6 million is included in other liabilities and $7.2 million is included in other accrued liabilities as of March 31, 2012.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended March 31, 2012		Cumulative Charges as of March 31, 2012
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$—	$45.7	$4.8
Employee-related charges – selling and administrative	—	1.2	45.8	3.2
Asset write-offs – cost of sales	—	—	—	0.8
Total program costs	$—	$1.2	$91.5	$8.8

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2012 and 2011 (amounts in millions):

	Three Months Ended March 31,
	2012	2012	2011	2011
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.2	$—	$2.1	$—
Interest cost on the projected benefit obligation	6.0	0.1	6.1	0.2
Less assumed return on plan assets	(2.2)	—	(2.1)	—
Amortization of net loss	0.6	0.1	0.5	0.3
Defined benefit plan cost	$6.6	$0.2	$6.6	$0.5
Accretion expense as reflected in selling and administrative expenses and cost of sales	$3.8	$0.1	$4.0	$0.2

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2012, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2012 and also in line with the contributions made during 2011.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2012, forward contracts for an aggregate notional amount of €232.5 million ($309.3 million at March 31, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the three months ended March 31, 2012 was $0.1 million. As the majority of these exchange contracts were entered into on March 29, 2012, the fair value of the derivative was immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the first quarter of 2012, as anticipated, the commercial vehicle industry began to slow down in certain markets. For example, the production of new trucks and buses in Europe, WABCO's largest market, declined by 3% year on year. The Company's worldwide sales in the first quarter of 2012 decreased by 3.1% (increased by 0.5% excluding foreign currency translation effects) compared with the same period a year ago. WABCO continued to outperform the overall global market for truck and bus production during the first quarter of 2012.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil accounted for 57% of the world's truck and bus production in the first quarter of 2012. The Company continued to benefit from its well anchored position in the emerging markets, and has successfully maintained an increasing level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

In the first quarter of 2012, WABCO's global aftermarket sales were flat (increased by 3.9% excluding foreign currency translation effects), compared with the same period a year ago.

During the first quarter of 2012, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $15.6 million of materials and conversion productivity. Gross materials productivity represented 5.1% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 3.9%. Conversion productivity represented 5.5%, another robust achievement.
Results of Operations
Approximately 90% of our sales are outside the U.S., and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2012 compared with 2011 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income attributable to Company translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

First Quarter Results of Operations for 2012 Compared with 2011
(amounts in millions)

	Three Months Ended March 31,
				Excluding foreign exchange translation (a)
	2012	2011	% change reported	2012 adjusted Amount	% change adjusted
Sales	$657.3	$678.2	(3.1)%	$681.5	0.5%
Cost of sales	461.2	481.9	(4.3)%	477.5	(0.9)%
Gross profit	196.1	196.3	(0.1)%	204.0	3.9%
Operating expenses	106.6	108.2	(1.5)%	110.7	2.3%
Operating income	89.5	88.1	1.6%	93.3	5.9%
Equity income of unconsolidated joint ventures	4.9	4.7	4.3%	4.9	4.3%
Other non-operating expense, net	(0.7)	22.8	*	(1.0)	*
Interest expense, net	(0.3)	(0.5)	*	(0.3)	*
Income before income taxes	93.4	115.1	(18.9)%	96.9	(15.8)%
Income taxes	1.4	(3.2)	*	1.8	*
Net income	92.0	118.3	(22.2)%	95.1	(19.6)%
Less: net income attributable to noncontrolling interests	2.8	3.6	(22.2)%	3.0	(16.7)%
Net income attributable to Company	$89.2	$114.7	(22.2)%	$92.1	(19.7)%
____________________

*	Percentage change not meaningful

(a)	The 2012 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending March 31, 2011.
Sales
Our sales for the first quarter of 2012 were $657.3 million, a decrease of 3.1% (increase of 0.5% excluding foreign currency translation effects) from $678.2 million in 2011. The increase, excluding foreign currency translation effects, was attributable to the higher levels of commercial vehicle production that was evident in some markets, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally but largely offset by the decline in commercial vehicle production in certain markets. Total sales in Europe, our largest market, decreased approximately 5.7% (1.8% excluding foreign currency translation effects) for the first quarter of 2012, driven mainly by lower levels of truck, bus and trailer production, partially offset by increased WABCO content per vehicle and growth in our aftermarket business. Total sales increased 21.6% in North America, which continues to benefit from increased commercial vehicle production. Total sales in Asia decreased 1.7% (0.1% excluding foreign currency translation effects). The sales growth in Asia included a decrease in total sales in India of 3.7% (increase of 6.9% excluding foreign currency translation effects), an increase in total sales in Japan & Korea of 20.6% (19.4% excluding foreign currency translation effects), offset by a decrease in total sales in China of 18.9% (22.3% excluding foreign currency translation effects) resulting from the anticipated decline in production of new trucks and buses in China. Total sales in South America decreased 17.8% (12.9% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the 2012 emission mandate as well as the termination of a government sponsored incentive program at the end of 2011. Based on our analysis, we estimate that WABCO’s sales growth for the quarter has outperformed the aggregate global market growth. The global aftermarket sales, included in the geographic numbers provided above, was flat at reported rates, but the growth was 3.9% excluding foreign currency translation effects.

Cost of Sales and Gross Profit
Our cost of sales for the first quarter of 2012 was $461.2 million, a decrease of $20.7 million (decrease of $4.4 million excluding foreign currency translation effects) from $481.9 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.1% of material savings before the impact of commodity inflation, which had a negative impact of 1.2%, bringing net materials productivity to 3.9% for the quarter. This productivity achievement resulted in $9.8 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $2.3 million, while our productivity efforts generated $5.8 million of savings, or 5.5% of the conversion costs. Absorption of overhead costs and other indirect costs were unfavorable by $8.2 million versus the prior year. Volume and mix increased cost of sales by $5.8 million, but contributed $1.1 million to gross profit. Sales price reductions had a negative impact of $2.8 million on gross profit, or 0.4% of sales, which is at the lowest level we have historically seen for any individual quarter. Foreign currency translational effects decreased cost of sales by $16.3 million and negatively affected gross profit in the amount of $7.9 million. Foreign currency transactional impacts decreased cost of sales by $5.1 million and positively affected gross profit in the amount of $4.3 million. The net result of all these changes was a decrease in gross profit of $0.2 million (an increase of $7.7 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $1.6 million ($2.5 million increase excluding foreign currency translation effects). The increase was mainly driven by new research and development investments of $2.9 million, investments in global expansion of $1.8 million, labor and other cost inflation of $1.9 million, and separation and streamlining cost of $0.9 million, partially offset by lower incentive compensation of $5.2 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased $0.2 million to $4.9 million in 2012 as compared to $4.7 million in 2011.
Income Taxes
The income tax provision for the first quarter of 2012 was $1.4 million on pre-tax income of $93.4 million before adjusting for noncontrolling interest, compared with a benefit of $3.2 million on a pre-tax income of $115.1 million before adjusting for noncontrolling interest in the first quarter of 2011.
In the three months ended March 31, 2012 the income tax expense is largely offset by the release of tax accruals of approximately $13.6 million, due to certain government filings submitted in January 2012, as the Company has previously disclosed in its 2011 Form 10K. Tax benefit for the first quarter 2011 was also a result of release of tax accruals of approximately $19.1 million. The tax charges for 2012 as well as for 2011 are the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses and the accrual of interest on uncertain tax positions.
Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Three Months ended March 31, 2012
Net cash provided by operating activities was $94.3 million for the first three months of 2012. This compared with net cash provided by operating activities of $71.0 million for the first three months of 2011.
The Company recorded net income of $92.0 million for the first three months of 2012 compared with net income of $118.3 million for the first three months of 2011. Net income attributable to Company for the first three months of 2012 included noncash elements such as depreciation and amortization of $19.4 million. Our working capital increased as a result of seasonal activity fluctuation which was primarily driven by increased levels of accounts receivable and inventory, partially offset by accounts payable. However the working capital increase for the three months ended March 31, 2012 of $8.9 million was significantly below the increase of $65.6 million for the three months ended March 31, 2011, when our business grew much faster.
The change in other accrued liabilities and taxes was a decrease of $3.4 million for the first three months of 2012 compared to an increase of $28.4 million for the first three months of 2011. The major drivers of this change were fluctuations of bonus accruals under our annual incentive plan driven by payments and additions to the accruals, partially offset by payroll and net tax related items. The change in other current and long-term assets for the first three months of 2012 was a decrease of $6.1 million compared to a decrease of $8.1 million for the first three months of 2011. The main drivers of this change were a decrease in net tax related items, partially offset by an increase in notes receivable from our Chinese operations. The change in other long-term liabilities for the first three months of 2012 was a decrease of $18.6 million compared to an decrease of $6.5 million for the first three months of 2011. The main driver of this change was the release of tax accruals submitted in January and related to certain government filings.
The net cash used in investing activities amounted to $18.9 million in the first three months of 2012 compared to net cash used in investing activities of $14.4 million in the first three months of 2011. The net cash usage for 2012 includes capital expenditures of $8.1 million of investments in tooling, $8.6 million on plant and equipment and $2.2 million in software. This compared with $6.5 million million of investments in tooling, $6.1 million on plant and equipment and $1.8 million in software during the first three months of 2011.
The net cash used by financing activities during the first three months of 2012 amounted to $47.5 million compared to net cash used by financing activities of $33.8 million during the first three months of 2011.
Our total third party debt was $72.3 million as of March 31, 2012 compared to $67.9 million as of March 31, 2011. This consisted primarily of $52.0 million of long-term debt borrowed under our $400 million five-year credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $20.3 million classified as short term debt. The decrease during the first three months of 2012 is driven by a reduction to $18.4 million loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program.
We received $8.9 million of stock option proceeds during 2012 compared with $16.7 million in 2011. The number of stock options exercised in the first three months of 2012 and 2011 were 443,448 and 787,974, respectively.
The Company's Board of Directors has approved a $400 million program to purchase shares of the Company's common stock. During the first three months of 2012, the Company repurchased $49.1 million of shares of which $2.1 million was not settled until after March 31, 2012. At March 31, 2012, the Company had the authority to make an additional $170.4 million of share repurchases.
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

As of March 31, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of March 31, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2012. At March 31, 2012, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of March 31, 2012, was $52.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of March 31, 2012.

The proceeds of the borrowings under the Facility will be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin, which can vary from 0.80% to 1.55% based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At March 31, 2012 the Company had the ability to borrow an incremental $346.7 million million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $20.3 million, of which $18.4 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $1.9 million supports local working capital requirements.
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
During the three months ended March 31, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2012 was €186.7 million ($244.9 million at weighted average March 31, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2012 amounted to €82.1 million ($109.3 million at March 31, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $109.3 million and cash and cash equivalents increased by $68.0 million. The remaining amount of proceeds of $41.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at March 31, 2012 were both immaterial. Servicing fees for the program were $0.3 million for the three months ended March 31, 2012.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2012, forward contracts for an aggregate notional amount of €232.5 million ($309.3 million at March 31, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and result in a net non-operating loss of $0.1 million as per March 31, 2012. As the majority of these exchange contracts were entered into on March 29, 2012 , the fair value of the derivative assets or liabilities was immaterial.
Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program.”
Aggregate Contractual Obligations
The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2011 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2011.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosure on this matter for the year ended December 31, 2011 made in the Company’s Annual Report on Form 10-K.

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
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. A summary of the repurchase activity for the first three months of 2012 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2011	3,520,469	51.27	3,520,469

January 1 - January 31	279,409	48.95	279,409	$205,828,135
February 1 - February 29	273,085	59.84	273,085	$189,485,456
March 1 - March 31	321,134	59.45	321,134	$170,393,651
Total first quarter	873,628	56.22	873,628

Total through March 31, 2012	4,394,097	52.25	4,394,097

(a) On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. The unexpended balance of $170.4 million under that authorization as of March 31, 2012 will continue to be used to repurchase shares in the future.

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
April 26, 2012

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
101
The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on [INSERT DATE], 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.*

*
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