Form 10-Q
period 2012-06-30
WABCO Holdings Inc.
filed 2012-07-27
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 26, 2012	63,916,692 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
Six months ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2012	2011	2012	2011
Sales	$635.2	$737.7	$1,292.5	$1,415.9
Cost of sales	441.5	520.0	902.6	1,001.9
Gross Profit	193.7	217.7	389.9	414.0
Costs and expenses:
Selling and administrative expenses	74.0	89.2	153.1	170.9
Product engineering expenses	26.1	27.8	52.2	52.2
Other operating expense, net	0.8	1.7	2.3	3.9
Operating income	92.8	99.0	182.3	187.0
Equity income of unconsolidated joint ventures, net	4.8	3.8	9.7	8.6
Other non-operating expense, net	(0.6)	(1.6)	(1.3)	(1.8)
Indemnification and other settlements	—	—	—	23.1
Interest expense, net	(0.5)	(0.7)	(0.8)	(1.2)
Income before income taxes	96.5	100.5	189.9	215.7
Income tax expense	17.6	10.6	19.0	7.5
Net income	78.9	89.9	170.9	208.2
Less: net income attributable to noncontrolling interests	3.3	1.3	6.1	4.9
Net income attributable to Company	$75.6	$88.6	$164.8	$203.3
Net income attributable to Company per common share
Basic	$1.18	$1.31	$2.56	$3.02
Diluted	$1.15	$1.26	$2.50	$2.91
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	64,288,346	67,747,816	64,467,425	67,328,778
Diluted	65,625,136	70,065,888	66,010,308	69,858,983
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2012	2011	2012	2011
Comprehensive income	$41.9	$102.5	$147.4	$236.0
Less: comprehensive income attributable to noncontrolling interests	(0.4)	1.4	$3.4	$5.2
Comprehensive income attributable to Company	$42.3	$101.1	$144.0	$230.8

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149.8	$102.4
Accounts receivable, less allowance for doubtful accounts of $3.2 in 2012 and $3.4 in 2011	314.2	296.3
Inventories:
Finished products	82.0	82.4
Products in process	7.8	8.6
Raw materials	108.3	107.0
Taxes receivable on income	0.9	18.5
Future income tax benefits	5.8	8.7
Restricted cash	28.8	34.4
Guaranteed notes receivable	47.8	40.0
Other current assets	54.0	52.4
Total current assets	799.4	750.7
Facilities, less accumulated depreciation	346.9	357.4
Goodwill	347.8	363.9
Long-term future income tax benefits	60.2	58.8
Investments in unconsolidated joint ventures	19.5	16.5
Intangible assets, net	35.5	35.6
Other assets	39.6	40.3
TOTAL ASSETS	$1,648.9	$1,623.2
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$20.7	$26.2
Accounts payable	143.6	137.8
Accrued payroll	98.7	108.1
Current portion of warranties	41.0	42.3
Indemnification liabilities	11.3	11.2
Income tax liabilities	6.0	4.9
Other accrued liabilities	114.0	121.1
Total current liabilities	435.3	451.6
Long-term debt	67.0	52.0
Post-retirement benefits	330.1	348.6
Deferred tax liabilities	26.2	25.8
Long-term income tax liabilities	53.3	67.0
Other liabilities	37.9	42.4
Total liabilities	949.8	987.4
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 75,220,102 in 2012; 74,242,930 in 2011; and shares outstanding: 63,906,072 in 2012; 64,765,655 in 2011	0.7	0.7
Capital surplus	713.1	693.4
Treasury stock, at cost: 11,314,030 shares in 2012; 9,477,275 shares in 2011	(557.8)	(456.8)
Retained earnings	581.4	416.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(39.5)	(16.1)
Unrealized losses on benefit plans, net of tax	(48.0)	(50.6)
Total shareholders’ equity	649.9	587.2
Noncontrolling interests	49.2	48.6
Total equity	699.1	635.8
TOTAL LIABILITIES AND EQUITY	1,648.9	1,623.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
(Amounts in millions)
Operating activities:
Net income	$170.9	$208.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33.3	33.3
Amortization of intangibles	5.4	5.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.5)	(2.9)
Non-cash stock compensation	7.6	6.6
Deferred income tax expense	(2.8)	(11.8)
Loss on sale or disposal of property, plant and equipment	—	0.4
Indemnification settlements	—	(23.1)
Changes in assets and liabilities:
Accounts receivable, net	(29.1)	(74.0)
Inventories	(9.6)	(43.8)
Accounts payable	11.2	8.2
Other accrued liabilities and taxes	(9.1)	38.2
Other current and long-term assets	14.4	12.6
Other long-term liabilities	(20.2)	(15.5)
Net cash provided by operating activities	169.5	142.3
Investing activities:
Purchases of property, plant and equipment	(36.0)	(32.6)
Investments in capitalized software	(4.6)	(3.9)
Net cash used in investing activities	(40.6)	(36.5)
Financing activities:
Net borrowings / (repayments) of revolving credit facilities	15.0	(63.6)
Repayments of long-term debt	—	(0.1)
Net (repayments) / borrowings of short-term debt	(4.3)	11.0
Purchases of treasury stock	(99.8)	(48.2)
Dividends to noncontrolling interest holders	(2.9)	(3.0)
Proceeds from exercise of stock options	14.2	34.7
Net cash used in financing activities	(77.8)	(69.2)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	4.6
Net increase in cash and cash equivalents	47.4	41.2
Cash and cash equivalents at beginning of period	102.4	67.1
Cash and cash equivalents at end of period	$149.8	$108.3
Cash paid during the period for:
Interest	$0.5	$0.4
Income taxes	$14.8	$31.8
Non cash items for the period:
Treasury stock purchase accrual	$3.0	$2.7
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2011, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2012.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
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
The main purpose of ASU 2011-12 was to the defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, therefore it did not have an impact on Company's condensed consolidated financial statements.

NOTE 3.	Comprehensive Income and Noncontrolling Interests

Total comprehensive income attributable to Company consisted of the following (amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2012	2011	2012	2011
Net income	$78.9	$89.9	$170.9	$208.2
Foreign currency translation (losses) / gains	(40.3)	11.8	(26.1)	29.2
Unrealized gains / (losses) on benefit plans, net	3.3	0.8	2.6	(1.4)
Comprehensive income	41.9	102.5	147.4	236.0
Less: Net income attributable to noncontrolling interests	3.3	1.3	6.1	4.9
Foreign currency translation (losses) / gains, attributable to noncontrolling interests	(3.7)	0.1	(2.7)	0.3
Comprehensive income attributable to Company	$42.3	$101.1	$144.0	$230.8

Dividends to noncontrolling interest holders for the three and six month periods ending June 30, 2012 were $1.5 million and $2.9 million, respectively. Dividends to noncontrolling interest holders for the three and six month periods ending June 30, 2011 were $1.2 million and $3.0 million, respectively.

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
During the six months ended June 30, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2012 was €373.4 million ($484.5 million at weighted average June 30, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at June 30, 2012 amounted to €72.7 million ($90.4 million at June 30, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $90.4 million and cash and cash equivalents increased by $53.2 million. The remaining amount of proceeds of $37.2 million is a subordinated deposit with Société Générale Bank Nederland N.V. at June 30, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at

June 30, 2012 were both immaterial. Servicing fees paid for the program were $0.5 million and $0.6 million for the six months ended June 30, 2012 and June 30, 2011 respectively.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $26.9 million of additional cash as of June 30, 2012. Of these cash receipts, $18.5 million is classified on the consolidated balance sheet as loans payable to bank and $8.4 million reduced the subordinated deposit to $28.8 million which is classified as restricted cash on the consolidated balance sheet at June 30, 2012. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.9 million ($14.8 million at June 30, 2012 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable state owned and public enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2012 and 2011 were $21.3 million and $37.3 million, respectively, resulting in expenses of $0.1 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively, and are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $47.8 million and $23.5 million as of June 30, 2012 and June 30, 2011, respectively. The Company monitors monthly the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of June 30, 2012 or December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average incremental shares included	1,336,790	2,318,072	1,542,883	2,530,205
Shares excluded due to anti-dilutive effect	500,765	—	435,080	—

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the first six months of 2012.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
Shares issued upon exercise of stock options	777,638	—	777,638
Shares issued upon vesting of RSUs	199,534	—	199,534
Shares purchased for treasury	—	(1,836,755)	(1,836,755)
Balance, June 30, 2012	75,220,102	(11,314,030)	63,906,072
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2012, no shares have been reissued.
The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400 million which expires on May 31, 2013. As of June 30, 2012, the Company had repurchased a total of $281.6 million of shares leaving an unexpended balance of $118.4 million available to repurchase shares in the future. Subsequent to June 30, 2012, the Company has repurchased an additional 272,793 shares for a total of $13.7 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation	$4.0	$3.3	$7.6	$6.6
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	274,505	$58.72	$23.11	276,287	$59.24	$22.94
RSUs Granted	129,877	$—	$58.48	220,181	$—	$62.44
Total Awards	404,382			496,468
In the six months ended June 30, 2012, a total of 274,505 options were granted of which all are exercisable in equal installments over a period of three years. In the six months ended June 30, 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In 2012, a total of 129,877 RSUs were granted of which 101,722 vest ratably over a period of three years. Of the remaining 28,155 RSUs granted in 2012, 10,027 vest immediately, 3,588 vest after two years and 14,540 vest after three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest ratably over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the six month periods ended June 30, 2012 and 2011:

Assumption	June 30, 2012	June 30, 2011
Risk-free interest rate	0.81%	2.30%
Expected volatility	44.48%	42.82%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.6%	2.3%
Expected dividend yield	—	0.47%
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

As of June 30, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of June 30, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of June 30, 2012. At June 30, 2012, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of June 30, 2012, was $67.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of June 30, 2012.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At June 30, 2012 the Company had the ability to borrow an incremental $331.7 million under our principal credit facility and was in compliance with all the covenants.
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
Also, various subsidiaries had borrowings from banks totaling $20.7 million, of which $18.5 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $2.2 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and six months ended June 30, 2012 and 2011 (amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance of warranty costs accrued, beginning of period	$57.7	$50.0	$52.6	$44.9
Warranty costs accrued	7.6	11.1	17.5	21.2
Warranty claims settled	(9.9)	(7.4)	(15.9)	(14.7)
Foreign exchange translation effects	(3.3)	1.0	(2.1)	3.3
Balance of warranty costs accrued, end of period	$52.1	$54.7	$52.1	$54.7
Current liability, included in current portion of warranties	$41.0	$51.0	$41.0	$51.0
Long-term liability, included in other liabilities	$11.1	$3.7	$11.1	$3.7
Guarantees and Commitments
The Company has bank guarantees for $27.2 million which is comprised of uncollateralized bank guarantees, of which $21.3 million is related to tax and other litigation, $1.3 million is related to letters of credit and $4.6 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.9 million ($14.8 million at June 30, 2012 exchange rates).
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

As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company now believes that a decision on the appeal will be made in the next nine months.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO", WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $14.6 million as of June 30, 2012. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the first six months of 2012 was $19.0 million on pretax income of $189.9 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. The income tax expense for the first six months of 2012 is primarily offset by the release of tax accruals of approximately $13.6 million due to certain government filings submitted in January 2012, as the Company has previously disclosed in its 2011 Form 10K. During the third quarter of 2012, the Company expects to recognize an additional tax benefit of $5.2 million related to these government filings as previously disclosed in its 2011 Form 10K.
The accompanying June 30, 2012 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of June 30, 2012 that it is more likely than not that the losses will not be utilized in the foreseeable future.
Unrecognized tax benefits at June 30, 2012 amounted to $53.2 million related to the WABCO business and $6.1 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO". The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $53.3 million of the unrecognized tax benefits are classified as long-term liabilities and $6.0 million are classified as short-term liabilities. Approximately $0.1 million of these long-term unrecognized tax benefits and $6.0 million of the short-term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No significant penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes", the liabilities as of June 30, 2012 include $6.1 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of June 30, 2012, the Company had indemnification liabilities of $14.6 million, of which $3.3 million is classified within long-term liabilities on the balance sheet and $11.3 million is classified within short-term liabilities.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2012 is $38.0 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the six months ended June 30, 2012 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2011	$17.5
Charges during the first six months of 2012	—
Payments during the first six months of 2012	(2.4)
Balance as of June 30, 2012	$15.1
Other Programs
Balance as of December 31, 2011	$2.3
Charges during the first six months of 2012	4.8
Payments during the first six months of 2012	(2.3)
Balance as of June 30, 2012	$4.8
Foreign exchange translation effects	$(0.8)
Total streamlining liability as of June 30, 2012	$19.1
A balance of $11.8 million is included in other liabilities and $7.3 million is included in other accrued liabilities as of June 30, 2012.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended June 30, 2012		Charges for Six Months Ended June 30, 2012		Cumulative Charges as of June 30, 2012
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$1.9	$—	$1.9	$45.7	$6.7
Employee-related charges – selling and administrative	—	1.7	—	2.9	45.8	4.9
Asset write-offs – cost of sales	—	0.1	—	0.1	—	0.9
Total program costs	$—	$3.7	$—	$4.9	$91.5	$12.5

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three and six months ended June 30, 2012 and 2011 (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2012	2011	2011	2012	2012	2011	2011
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.3	$—	$2.1	$—	$4.5	$—	$4.2	$—
Interest cost on the projected benefit obligation	5.9	0.1	6.1	0.2	11.9	0.2	12.2	0.4
Plan amendments	(4.3)	—	—	—	(4.3)	—	—	—
Less assumed return on plan assets	(2.2)	—	(2.1)	—	(4.4)	—	(4.3)	—
Amortization of net loss	0.6	0.1	0.6	0.2	1.2	0.2	1.2	0.5
Defined benefit plan cost	$2.3	$0.2	$6.7	$0.4	$8.9	$0.4	$13.3	$0.9
Accretion expense as reflected in selling and administrative expenses and cost of sales	3.7	0.1	4.0	0.2	7.5	0.2	7.9	0.4

The plan amendment of $4.3 million during the second quarter of 2012 related to an adjustment to our UK pension obligation.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2012, forward contracts for an aggregate notional amount of €167.2 million ($208.1 million at June 30, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the six months ended June 30, 2012 was $0.2 million. The majority of these exchange contracts were entered into on June 28, 2012, the fair value of the derivatives was $0.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the second quarter of 2012, the commercial vehicle industry experienced declines in most markets. Based on our estimates in Europe, WABCO's largest market, the production of new trucks and buses declined by 7% year on year, while markets in South America, China and India experienced double-digit declines versus the same period in 2011. Both Japan and North America experienced double-digit growth versus the same period in 2011. The Company's worldwide sales in the second quarter of 2012 decreased by 13.9% (4.5% decrease excluding foreign currency translation effects) compared with the same period a year ago.

Continuing to demonstrate the importance of emerging markets, China, India and Brazil accounted for more than half of the world's truck and bus production in the second quarter of 2012. The Company continued to benefit from its well anchored position in these emerging markets, and has successfully maintained an increasing level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

During the second quarter of 2012, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $18.0 million of materials and conversion productivity. Gross materials productivity represented 5.4% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 4.3%. Conversion productivity represented 7.3%, a new record achievement.
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

Second Quarter Results of Operations for 2012 Compared with 2011
(amounts in millions)

	Three Months Ended June 30,
				Excluding foreign exchange translation (a)
	2012	2011	% change reported	2012 adjusted Amount	% change adjusted
Sales	$635.2	$737.7	(13.9)%	$704.2	(4.5)%
Cost of sales	441.5	520.0	(15.1)%	488.6	(6.0)%
Gross profit	193.7	217.7	(11.0)%	215.6	(1.0)%
Operating expenses	100.9	118.7	(15.0)%	111.7	(5.9)%
Operating income	92.8	99.0	(6.3)%	103.9	4.9%
Equity income of unconsolidated joint ventures	4.8	3.8	26.3%	4.8	26.3%
Other non-operating expense, net	(0.6)	(1.6)	(62.5)%	(1.1)	(31.3)%
Interest expense, net	(0.5)	(0.7)	(28.6)%	(0.5)	(28.6)%
Income before income taxes	96.5	100.5	(4.0)%	107.1	6.6%
Income taxes	17.6	10.6	66.0%	18.8	77.4%
Net income	78.9	89.9	(12.2)%	88.3	(1.8)%
Less: net income attributable to noncontrolling interests	3.3	1.3	153.8%	3.8	192.3%
Net income attributable to Company	$75.6	$88.6	(14.7)%	$84.5	(4.6)%

(a)	The 2012 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending June 30, 2011.
Sales
Our sales for the second quarter of 2012 were $635.2 million, a decrease of 13.9% (4.5% excluding foreign currency translation effects) from $737.7 million in 2011. The decrease, excluding foreign currency translation effects, was driven by lower levels of commercial vehicle production, that was evident in most markets. Total sales in Europe, our largest market, decreased approximately 18.4% (8.9% excluding foreign currency translation effects) for the second quarter of 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 27.8% in North America, which continues to benefit from increased commercial vehicle production. Total sales in Asia decreased 8.1% (1.8% excluding foreign currency translation effects). The sales reduction in Asia included primarily a decrease in total sales in India of 20.6% (4.4% excluding foreign currency translation effects), a decrease in total sales in Korea of 28.4% (23.4% excluding foreign currency translation effects), a decrease in total sales in China of 4.4% (7% excluding foreign currency translation effects), partially offset by an increase of sales in Japan of 28.8% (27.3% excluding foreign currency translation effects). Total sales in South America decreased 33.5% (18.6% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the 2012 emission mandate as well as the termination of a government sponsored incentive program at the end of 2011. WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 9.8% at reported rates, but the growth was 0.9% excluding foreign currency translation effects.

Cost of Sales and Gross Profit
Our cost of sales for the second quarter of 2012 was $441.5 million, a decrease of $78.5 million (a decrease of $31.4 million excluding foreign currency translation effects) from $520.0 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.4% of material savings before the impact of commodity inflation, which had a negative impact of 1.1%, bringing net materials productivity to 4.3% for the quarter. This productivity achievement resulted in $11.0 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $4.9 million, while our productivity efforts generated $7.0 million of savings, or 7.3% of the conversion costs. Warranty expenses were lower compared to the second quarter of 2011 by $4.9 million, driven by an improvement in warranty claims experience and lower sales versus prior year. Absorption of overhead costs and other indirect costs were unfavorable by $13.9 million versus the prior year. Volume and mix reduced cost of sales by $12.8 million, but contributed $12.5 million to decline of gross profit. Sales price reductions had a negative impact of $4.4 million on gross profit, or 0.6% of sales, which is a very low level for the quarter. Foreign currency translational effects decreased cost of sales by $47.1 million and combined with translational effects on sales they negatively affected gross profit in the amount of $21.9 million. Foreign currency transactional impacts decreased cost of sales by $13.4 million and positively affected gross profit in the amount of $10.7 million. The net result of all these changes was a decrease in gross profit of $24.0 million (or $2.1 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $17.8 million ($7.0 million excluding foreign currency translation effects). The decrease comprises a reduction in incentive compensation of $8.1 million, a reduction in our UK pension obligation of $4.3 million partially offset by an increase in research and development investments of $1.6 million, an increase in labor and other cost inflation of $2.1 million and increase in streamlining expenses of $1.7 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $1.0 million to $4.8 million in 2012 as compared to $3.8 million in 2011.
Income Taxes
The income tax provision for the second quarter of 2012 was $17.6 million on pre-tax income of $96.5 million before adjusting for noncontrolling interest, compared with a provision of $10.6 million on a pre-tax income of $100.5 million before adjusting for noncontrolling interest in the second quarter of 2011.
In the three months ended June 30, 2012 the income tax expense is primarily the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, a tax charge of $2.2 million as a consequence of the settlement of a foreign tax audit and the accrual of interest on uncertain tax positions. The tax charge for the second quarter 2011 was partially offset by a release of tax accruals of approximately $1.9 million. The tax charge for 2012 as well as for 2011 are the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses and the accrual of interest on uncertain tax positions.

Year to Date Results of Operations for 2012 Compared with 2011
(amounts in millions)

	Six Months Ended June 30,
				Excluding foreign exchange translation (a)
	2012	2011	% change reported	2012 adjusted Amount	% change adjusted
Sales	$1,292.5	$1,415.9	(8.7)%	$1,385.6	(2.1)%
Cost of sales	902.6	1,001.9	(9.9)%	966.0	(3.6)%
Gross profit	389.9	414.0	(5.8)%	419.6	1.4%
Operating expenses	207.6	227.0	(8.5)%	222.3	(2.1)%
Operating income	182.3	187.0	(2.5)%	197.3	5.5%
Equity income of unconsolidated joint ventures	9.7	8.6	12.8%	9.8	14.0%
Other non-operating expense, net	(1.3)	21.3	(106.1)%	(2.1)	(109.9)%
Interest expense, net	(0.8)	(1.2)	(33.3)%	(0.8)	(33.3)%
Income before income taxes	189.9	215.7	(12.0)%	204.2	(5.3)%
Income taxes	19.0	7.5	153.3%	20.7	176.0%
Net income	170.9	208.2	(17.9)%	183.5	(11.9)%
Less: net income attributable to noncontrolling interests	6.1	4.9	24.5%	6.7	36.7%
Net income attributable to Company	$164.8	$203.3	(18.9)%	$176.8	(13.0)%

(a)	The 2012 amounts adjusted for foreign currency translation were calculated using average exchange rates for the six month period ending June 30, 2011.
Sales
Our sales for the first six months of 2012 were $1,292.5 million, a decrease of 8.7% (2.1% excluding foreign currency translation effects) from $1,415.9 million in 2011. The decrease, excluding foreign currency translation effects, was driven by lower levels of commercial vehicle production that was evident in most markets. This decrease was partially offset by increased WABCO content per vehicle on trucks, buses and trailers globally, as well as expansion of our aftermarket and car businesses. Total sales in Europe, our largest market, decreased approximately 12.3% (5.4% excluding foreign currency translation effects) for the first six months of 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 24.9% in North America, which continues to benefit from increased commercial vehicle production. Total sales in Asia decreased 4.9% (0.9% excluding foreign currency translation effects). The sales reduction in Asia included a decrease in total sales in India of 12% (increase of 1.4% excluding foreign currency translation effects), a decrease in Korea of 19.4% (16% excluding foreign currency translational effects), and a decrease in China of 12.5% (15.6% excluding foreign currency translational effects), partially offset by an increase in total sales in Japan of 36% (32.9% excluding foreign currency translation effects). Total sales in South America decreased 26.2% (15.9% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the 2012 emission mandate as well as the termination of a government sponsored incentive program at the end of 2011. Based on our analysis, we estimate that WABCO's sales growth for the six months ended June 30, 2012 has outperformed the aggregate global market growth. WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 5% at reported rates, but the growth was 2.4% excluding foreign currency translation effects.

Cost of Sales and Gross Profit
Our cost of sales for the first six months of 2012 was $902.6 million, a decrease of $99.3 million (a decrease of $35.9 million excluding foreign currency translation effects) from $1,001.9 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 1.2%, bringing net materials productivity to 4.1% for the first six months of 2012. This productivity achievement resulted in $21.0 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $4.6 million, while our productivity efforts generated $12.9 million of savings, or 6.4% of the conversion costs. Warranty expenses were lower compared to the first six months of 2011 by $4.9 million, driven by an improvement in warranty claims experience and lower sales versus prior year. Absorption of overhead costs and other indirect costs were unfavorable by $20.5 million versus the prior year. Volume and mix decreased cost of sales by $2.8 million and contributed $16.5 million to decline in gross profit. Sales price reductions had a negative impact of $6.5 million on gross profit, or 0.5% of sales, which is at the lowest level we have historically seen. Foreign currency translational effects decreased cost of sales by $63.4 million and combined with the translational effects on sales they negatively affected gross profit in the amount of $29.7 million. Foreign currency transactional impacts decreased cost of sales by $18.4 million and positively affected gross profit in the amount of $14.9 million. The net result of all these changes was a decrease in gross profit of $24.1 million (an increase of $5.6 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $19.4 million ($4.7 million increase excluding foreign currency translation effects). The decrease comprises a reduction in incentive compensation of $13.3 million and a reduction in our UK pension obligation of $4.3 million partially offset by an increase in research and development investments of $4.5 million, increase in labor and other cost inflation of $3.7 million, increase in streamlining expenses of $2.9 million and net investment in global expansion of $1.8 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $1.1 million to $9.7 million in 2012 as compared to $8.6 million in 2011.
Income Taxes
The income tax provision for the first six months of 2012 was $19.0 million on pre-tax income of $189.9 million before adjusting for noncontrolling interest, compared with a provision of $7.5 million on a pre-tax income of $215.7 million before adjusting for noncontrolling interest in the first six months of 2011.
In the six months ended June 30, 2012 the income tax expense is primarily offset by the release of tax accruals of approximately $13.6 million, due to certain government filings submitted in January 2012, as the Company has previously disclosed in its 2011 Form 10K. The tax charge for the first six months 2011 was partially offset by release of tax accruals of approximately $26.8 million. The tax charge for 2012 as well as for 2011 are the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses and the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the six months ended June 30, 2012
Net cash provided by operating activities was $169.5 million for the first six months of 2012. This compared with net cash provided by operating activities of $142.3 million for the first six months of 2011.
The Company recorded net income of $170.9 million for the first six months of 2012 compared with net income of $208.2 million for the first six months of 2011. Net income attributable to Company for the first six months of 2012 included noncash elements such as depreciation and amortization of $38.7 million. Our working capital increased as a result of seasonal activity fluctuation which was primarily driven by increased levels of accounts receivable and inventory, partially offset by accounts payable. However the working capital increase for the six months ended June 30, 2012 of $27.5 million was significantly below the increase of $109.6 million for the six months ended June 30, 2011, when our business had strong growth.
The change in other accrued liabilities and taxes was a decrease of $9.1 million for the first six months of 2012 compared to an increase of $38.2 million for the first six months of 2011. The major drivers of this change were fluctuations of bonus accruals under our annual incentive plan driven by payments and additions to the accruals, partially offset by payroll and net tax related items. The change in other current and long-term assets for the first six months of 2012 was a decrease of $14.4 million compared to a decrease of $12.6 million for the first six months of 2011. The main drivers of this change were a decrease in net tax related items, partially offset by an increase in notes receivable from our Chinese operations. The change in other long-term liabilities for the first six months of 2012 was a decrease of $20.2 million compared to a decrease of $15.5 million for the first six months of 2011. The main driver of this change was the release of tax accruals submitted in January and related to certain government filings.
The net cash used in investing activities amounted to $40.6 million in the first six months of 2012 compared to net cash used in investing activities of $36.5 million in the first six months of 2011. The net cash usage for 2012 includes capital expenditures of $19.5 million of investments in tooling, $16.5 million on plant and equipment and $4.6 million in software. This compared with $15.9 million of investments in tooling, $16.7 million on plant and equipment and $3.9 million in software during the first six months of 2011.
The net cash used by financing activities during the first six months of 2012 amounted to $77.8 million compared to net cash used by financing activities of $69.2 million during the first six months of 2011.
Our total third party debt was $87.7 million as of June 30, 2012 compared to $64.3 million as of June 30, 2011. This consisted primarily of $67.0 million of long-term debt borrowed under our $400 million five-year credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $20.7 million classified as short term debt. The increase during the first six months of 2012 is driven by an increase of $15 million under our long term credit facility offset by a reduction in our loan under a short term borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program.
We received $14.2 million of stock option proceeds during 2012 compared with $34.7 million in 2011. The number of stock options exercised in the first six months of 2012 and 2011 were 777,638 and 1,521,220, respectively.
The Company's Board of Directors has approved a $400 million program to purchase shares of the Company's common stock. During the first six months of 2012, the Company repurchased $101.1 million of shares of which $3.0 million was not settled until after June 30, 2012. At June 30, 2012, the Company had the authority to make an additional $118.4 million of share repurchases.
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

As of June 30, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaces the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of June 30, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of June 30, 2012. At June 30, 2012, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of June 30, 2012, was $67.0 million in addition to $1.3 million of letters of credit. The Company has the intent and ability to carry its balance outstanding for at least a continuous twelve month period as of June 30, 2012.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At June 30, 2012 the Company had the ability to borrow an incremental $331.7 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $20.7 million, of which $18.5 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $2.2 million supports local working capital requirements.
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
During the six months ended June 30, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2012 was €373.4 million ($484.5 million at weighted average June 30, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at June 30, 2012 amounted to €72.7 million ($90.4 million at June 30, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $90.4 million and cash and cash equivalents increased by $53.2 million. The remaining amount of proceeds of $37.2 million is a subordinated deposit with Société Générale Bank Nederland N.V. at June 30, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2012 were both immaterial. Servicing fees for the program were $0.5 million for the six months ended June 30, 2012.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2012, forward contracts for an aggregate notional amount of €167.2 million ($208.1 million at June 30, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and result in a net non-operating loss of $0.2 million as per June 30, 2012. As the majority of these exchange contracts were entered into on June 28, 2012 , the fair value of the derivative assets or liabilities was $0.9 million.
Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program.”
Aggregate Contractual Obligations
The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2011 disclosed in the Annual Report on Form 10-K. As disclosed in Note 10. Income Taxes, the Company released tax accruals of approximately $13.6 million in the first quarter of 2012, reducing our overall tax liability obligation, as previously disclosed in our 2011 Form 10-K. There have been no other material changes to those obligations since December 31, 2011.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2012.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. A summary of the repurchase activity for the first six months of 2012 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2011	3,520,469	51.27	3,520,469

January 1 - January 31	279,409	48.95	279,409	$205,828,135
February 1 - February 29	273,085	59.84	273,085	$189,485,456
March 1 - March 31	321,134	59.45	321,134	$170,393,651
Total first quarter	873,628	56.22	873,628

Total through March 31, 2012	4,394,097	52.25	4,394,097

April 1 - April 30	292,900	$58.28	292,900	$153,323,494
May 1 - May 31	230,185	$55.14	230,185	$140,630,005
June 1 - June 30	440,042	$50.48	440,042	$118,415,837
Total second quarter	963,127	53.97	963,127

Total through June 30, 2012	5,357,224	52.56	5,357,224

(a) On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. The unexpended balance of $118.4 million under that authorization as of June 30, 2012 will continue to be used to repurchase shares in the future.

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
July 27, 2012

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
101
The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on July 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*
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