Form 10-Q
period 2012-09-30
WABCO Holdings Inc.
filed 2012-11-02
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 31, 2012	63,175,211 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
Nine months ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2012	2011	2012	2011
Sales	$588.3	$706.3	$1,880.8	$2,122.2
Cost of sales	413.1	501.9	1,315.8	1,503.7
Gross Profit	175.2	204.4	565.0	618.5
Costs and expenses:
Selling and administrative expenses	76.4	82.3	229.6	253.2
Product engineering expenses	25.5	28.4	77.7	80.6
Other operating expense, net	0.1	1.3	2.2	5.2
Operating income	73.2	92.4	255.5	279.5
Equity income of unconsolidated joint ventures, net	4.1	3.9	13.8	12.4
Other non-operating (expense) / income, net	(0.8)	0.1	(2.0)	(1.7)
Indemnification and other settlements	—	—	—	23.1
Interest expense, net	(0.3)	(0.4)	(1.2)	(1.6)
Income before income taxes	76.2	96.0	266.1	311.7
Income tax (benefit) / expense	(3.3)	9.1	15.7	16.6
Net income	79.5	86.9	250.4	295.1
Less: net income attributable to noncontrolling interests	2.0	3.1	8.1	8.0
Net income attributable to Company	$77.5	$83.8	$242.3	$287.1
Net income attributable to Company per common share
Basic	$1.22	$1.25	$3.78	$4.28
Diluted	$1.19	$1.22	$3.69	$4.13
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	63,628,835	66,811,299	64,184,823	67,154,389
Diluted	64,904,085	68,656,306	65,638,742	69,483,447
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2012	2011	2012	2011
Comprehensive income	$102.0	$36.8	$249.4	$272.8
Less: comprehensive income attributable to noncontrolling interests	4.7	—	$8.1	$5.2
Comprehensive income attributable to Company	$97.3	$36.8	$241.3	$267.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225.0	$102.4
Accounts receivable, less allowance for doubtful accounts of $3.4 in 2012 and $3.4 in 2011	318.3	296.3
Inventories:
Finished products	84.8	82.4
Products in process	7.2	8.6
Raw materials	113.0	107.0
Taxes receivable on income	—	18.5
Future income tax benefits	18.2	8.7
Restricted cash	29.4	34.4
Guaranteed notes receivable	44.5	40.0
Other current assets	41.5	52.4
Total current assets	881.9	750.7
Facilities, less accumulated depreciation	370.0	357.4
Goodwill	365.2	363.9
Long-term future income tax benefits	61.5	58.8
Investments in unconsolidated joint ventures	19.2	16.5
Intangible assets, net	39.4	35.6
Other assets	40.1	40.3
TOTAL ASSETS	$1,777.3	$1,623.2
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$123.1	$26.2
Accounts payable	143.6	137.8
Accrued payroll	103.3	108.1
Current portion of warranties	41.2	42.3
Taxes payable	8.3	—
Indemnification liabilities	11.6	11.2
Income tax liabilities	3.9	4.9
Other accrued liabilities	126.4	121.1
Total current liabilities	561.4	451.6
Long-term debt	—	52.0
Post-retirement benefits	340.8	348.6
Deferred tax liabilities	27.9	25.8
Long-term income tax liabilities	46.1	67.0
Other liabilities	39.1	42.4
Total liabilities	1,015.3	987.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 75,491,138 in 2012; 74,242,930 in 2011; and shares outstanding: 63,312,083 in 2012; 64,765,655 in 2011	0.7	0.7
Capital surplus	723.8	693.4
Treasury stock, at cost: 12,179,055 shares in 2012; 9,477,275 shares in 2011	(605.9)	(456.8)
Retained earnings	658.9	416.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(18.1)	(16.1)
Unrealized losses on benefit plans, net of tax	(49.7)	(50.6)
Total shareholders’ equity	709.7	587.2
Noncontrolling interests	52.3	48.6
Total equity	762.0	635.8
TOTAL LIABILITIES AND EQUITY	1,777.3	1,623.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(Amounts in millions)
Operating activities:
Net income	$250.4	$295.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.7	49.9
Amortization of intangibles	8.3	8.8
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.7)	(4.1)
Non-cash stock compensation	11.0	10.1
Deferred income tax expense	(15.6)	(11.6)
Loss on sale or disposal of property, plant and equipment	0.1	0.7
Indemnification settlements	—	(23.1)
Changes in assets and liabilities:
Accounts receivable, net	(24.9)	(70.5)
Inventories	(9.3)	(52.5)
Accounts payable	6.8	4.1
Other accrued liabilities and taxes	2.7	40.0
Other current and long-term assets	32.1	15.5
Other long-term liabilities	(27.5)	(16.4)
Net cash provided by operating activities	282.1	246.0
Investing activities:
Purchases of property, plant and equipment	(60.5)	(59.9)
Investments in capitalized software	(6.8)	(5.7)
(Acquisitions) / divestitures, net	(5.1)	—
Net cash used in investing activities	(72.4)	(65.6)
Financing activities:
Net borrowings / (repayments) of revolving credit facilities	47.4	(11.6)
Borrowings / (repayments) of long-term debt	0.7	(0.2)
Net (repayments) / borrowings of short-term debt	(6.2)	4.6
Purchases of treasury stock	(146.9)	(125.4)
Dividends to noncontrolling interest holders	(4.6)	(3.9)
Proceeds from exercise of stock options	21.5	34.7
Net cash used in financing activities	(88.1)	(101.8)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.0)
Net increase in cash and cash equivalents	122.6	77.6
Cash and cash equivalents at beginning of period	102.4	67.1
Cash and cash equivalents at end of period	$225.0	$144.7
Cash paid during the period for:
Interest	$0.8	$0.7
Income taxes	$23.5	$43.0
Non cash items for the period:
Treasury stock purchase accrual	$4.0	$5.8
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2011, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2012.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In 2011, the FASB issued Accounting Standards Update 2011-5, Presentation of Comprehensive Income ("ASU 2011-5") and ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 ("ASU 2011-12").
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

The main purpose of ASU 2011-12 was to the defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, therefore it did not have an impact on Company's condensed consolidated financial statements.

NOTE 3.	Comprehensive Income and Noncontrolling Interests

Total comprehensive income attributable to Company consisted of the following (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$79.5	$86.9	$250.4	$295.1
Foreign currency translation gains / (losses)	24.2	(52.9)	(1.9)	(23.7)
Unrealized (losses) / gains on benefit plans, net	(1.7)	2.8	0.9	1.4
Comprehensive income	102.0	36.8	249.4	272.8
Less: Net income attributable to noncontrolling interests	2.0	3.1	8.1	8.0
Foreign currency translation gains / (losses), attributable to noncontrolling interests	2.7	(3.1)	—	(2.8)
Comprehensive income attributable to Company	$97.3	$36.8	$241.3	$267.6

Dividends to noncontrolling interest holders for the three and nine month periods ending September 30, 2012 were $1.7 million and $4.6 million, respectively. Dividends to noncontrolling interest holders for the three and nine month periods ending September 30, 2011 were $0.9 million and $3.9 million, respectively.

NOTE 4.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2012 for one additional year.
During the nine months ended September 30, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2012 was €557.2 million ($714.5 million at weighted average September 30, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at September 30, 2012 amounted to €71.3 million ($92.1 million at September 30, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $92.1 million and cash and cash equivalents increased by $54.4 million. The remaining amount of proceeds of $37.7 million is a subordinated deposit with Société Générale Bank Nederland N.V. at September 30, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2012 were both immaterial. Servicing fees paid for the program were $0.7 million and $1.0 million for the nine months ended September 30, 2012 and September 30, 2011 respectively.

In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $26.0 million of additional cash as of September 30, 2012. Of these cash receipts, $17.7 million is classified on the consolidated balance sheet as loans payable to bank and $8.3 million reduced the subordinated deposit to $29.4 million which is classified as restricted cash on the consolidated balance sheet at September 30, 2012. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.6 million ($15.0 million at September 30, 2012 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable state owned and public enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2012 and 2011 were $33.5 million and $55.2 million, respectively, resulting in expenses of $0.1 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively, and are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $44.5 million and $40.0 million as of September 30, 2012 and December 31, 2011, respectively. The Company monitors the credit quality of these notes monthly through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of September 30, 2012 or December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average incremental shares included	1,275,250	1,845,007	1,453,919	2,329,058
Shares excluded due to anti-dilutive effect	510,997	240,114	472,459	—

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the first nine months of 2012.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
Shares issued upon exercise of stock options	1,049,107	—	1,049,107
Shares issued upon vesting of RSUs	199,101	—	199,101
Shares purchased for treasury	—	(2,701,780)	(2,701,780)
Balance, September 30, 2012	75,491,138	(12,179,055)	63,312,083
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2012, no shares have been reissued.

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400 million which expires on May 31, 2013. As of September 30, 2012, the Company had repurchased a total of $329.6 million of shares leaving an unexpended balance of $70.4 million available to repurchase shares in the future. Subsequent to September 30, 2012, the Company has repurchased an additional 190,763 shares for a total of $10.9 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.
On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400 million of common shares at the discretion of management for a period until December 31, 2014.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation	$3.4	$3.5	$11.0	$10.1
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	284,691	$58.71	$23.10	276,287	$59.24	$22.94
RSUs Granted	133,804	$—	$58.47	220,181	$—	$62.44
Total Awards	418,495			496,468
In the nine months ended September 30, 2012, a total of 284,691 options were granted of which all are exercisable in equal installments over a period of three years. In the nine months ended September 30, 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In 2012, a total of 133,804 RSUs were granted of which 105,649 vest ratably over a period of three years. Of the remaining 28,155 RSUs granted in 2012, 10,027 vest immediately, 3,588 vest after two years and 14,540 vest after three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest ratably over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the nine month periods ended September 30, 2012 and 2011:

Assumption	September 30, 2012	September 30, 2011
Risk-free interest rate	0.81%	2.30%
Expected volatility	44.48%	42.82%
Expected holding period	5 Years	5 Years
Expected forfeiture rate	2.6%	2.3%
Expected dividend yield	0.0%	0.47%

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

As of September 30, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of September 30, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2012. At September 30, 2012, the carrying amount of the Facility approximated fair value. The balance outstanding on the Facility as of September 30, 2012, was $103.3 million in addition to $1.3 million of letters of credit. The balance outstanding is classified as loans payable to banks on the condensed consolidated balance sheets.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2012 the Company had the ability to borrow an incremental $295.4 million under the Facility and was in compliance with all the covenants.
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

Also, various subsidiaries had borrowings from banks totaling $19.8 million, of which $17.7 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $2.1 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine months ended September 30, 2012 and 2011 (amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance of warranty costs accrued, beginning of period	$52.1	$54.7	$52.6	$44.9
Warranty costs accrued	4.5	10.6	20.1	31.8
Warranty claims settled	(6.5)	(7.2)	(20.5)	(21.9)
Foreign exchange translation effects	1.8	(2.4)	(0.3)	0.9
Balance of warranty costs accrued, end of period	$51.9	$55.7	$51.9	$55.7
Current liability, included in current portion of warranties	$41.2	$52.0	$41.2	$52.0
Long-term liability, included in other liabilities	$10.7	$3.7	$10.7	$3.7
Guarantees and Commitments
The Company has bank guarantees for $29.4 million which is comprised of uncollateralized bank guarantees, of which $23.3 million is related to tax and other litigation, $1.3 million is related to letters of credit and $4.8 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €11.6 million ($15.0 million at September 30, 2012 exchange rates).
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company now believes that a decision on the appeal will be made in the next six months.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO", WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $15.0 million as of September 30, 2012. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the first nine months of 2012 was $15.7 million on pretax income of $266.1 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Additionally, the income tax expense for the first nine months of 2012 is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million as adjusted by the filing of the Company's U.S. Federal income tax return in September 2012. During the third quarter of 2012, the Company also recorded an additional tax benefit of $4.1 million related to the filing of its 2011 U.S. Federal income tax return in September 2012.
The accompanying September 30, 2012 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax losses as it has been determined as of September 30, 2012 that it is more likely than not that the losses will not be utilized in the foreseeable future.
Unrecognized tax benefits at September 30, 2012 amounted to $45.9 million related to the WABCO business and $4.2 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO". The Company believes that it is reasonably possible that certain unrecognized tax benefits will be recognized within the next 12 months. As a result, $45.9 million of the unrecognized tax benefits are classified as long-term liabilities and $4.2 million are classified as short-term liabilities. Approximately $0.1 million of these long-term unrecognized tax benefits and $4.1 million of the short-term unrecognized tax benefits relate to WABCO’s obligations to tax authorities for Trane’s Bath and Kitchen business. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No significant penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes", the liabilities as of September 30, 2012 include $4.2 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of September 30, 2012, the Company had indemnification liabilities of $15.0 million, of which $3.4 million is classified within long-term liabilities on the balance sheet and $11.6 million is classified within short-term liabilities.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2012 is $46.4 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the nine months ended September 30, 2012 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2011	$17.5
Charges during the first nine months of 2012	—
Payments during the first nine months of 2012	(5.1)
Balance as of September 30, 2012	$12.4
Other Programs
Balance as of December 31, 2011	$2.3
Charges during the first nine months of 2012	7.7
Payments during the first nine months of 2012	(2.8)
Balance as of September 30, 2012	$7.2
Foreign exchange translation effects	$(0.1)
Total streamlining liability as of September 30, 2012	$19.5
A balance of $12.2 million is classified as long term and is included in other liabilities. The remaining $7.3 million is classified as short term and is included in other accrued liabilities as of September 30, 2012.

The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended September 30, 2012		Charges for Nine Months Ended September 30, 2012		Cumulative Charges as of September 30, 2012
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$1.8	$—	$3.7	$45.7	$8.5
Employee-related charges – selling and administrative	—	1.0	—	3.9	45.8	5.9
Asset write-offs – cost of sales	—	—	—	0.1	—	0.9
Total program costs	$—	$2.8	$—	$7.7	$91.5	$15.3

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three and nine months ended September 30, 2012 and 2011 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2012	2011	2011	2012	2012	2011	2011
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$2.2	$—	$2.1	$—	$6.7	$—	$6.4	$—
Interest cost on the projected benefit obligation	5.9	0.2	6.1	0.1	17.8	0.4	18.3	0.5
Plan amendments	—	—	—		(4.3)	—
Less assumed return on plan assets	(2.4)	—	(2.2)	—	(6.8)	—	(6.4)	—
Amortization of net loss	0.7	0.1	0.6	0.2	1.9	0.3	1.6	0.7
Defined benefit plan cost	$6.4	$0.3	$6.6	$0.3	$15.3	$0.7	$19.9	$1.2
Accretion expense as reflected in selling and administrative expenses and cost of sales	$3.5	$0.2	$3.9	$0.1	$11.0	$0.4	$11.9	$0.5

The plan amendment of $4.3 million recorded during the second quarter of 2012 related to an adjustment to our UK pension obligation.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2012, forward contracts for an aggregate notional amount of €45.3 million ($58.4 million at September 30, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the nine months ended September 30, 2012 was $0.3 million. The majority of these exchange contracts were entered into on September 27, 2012. The fair value of the derivatives was immaterial.

NOTE 15.	Business Combinations
On September 13, 2012, the Company completed its acquisition of Ephicas, based in the Netherlands, a pioneering company in the field of innovative aerodynamic solutions for commercial vehicles. The Company acquired all of the equity interests in Ephicas and also assumed certain liabilities. Leveraging Ephicas’ expertise and patented technologies, the Company will develop a range of aerodynamic products – branded OptiFlow™ – that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.
The acquisition is recorded in accordance with ASC 805 - Business Combinations ("ASC 805"). ASC 805 requires that all identifiable intangible assets be recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or is separable from the acquired entity. The fair value of the Ephicas business identified intangible assets is $2.1 million and goodwill is $3.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the third quarter of 2012, the production of new trucks and buses greater than 6 tons declined in virtually every market, and we estimate that commercial vehicle production declined 12.3% globally. Wabco’s sales in the same period decreased by 7.2% excluding foreign currency translation effects, or 16.7% as reported, compared to one year ago.

Emerging markets again accounted for more than half of the world's truck and bus production in the third quarter of 2012. The Company continued to benefit from its well anchored position in these markets, and has successfully increased the level of adoption of WABCO technologies and systems, resulting in a higher value of WABCO content per vehicle.

During the third quarter of 2012, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $17.1 million of materials and conversion productivity. Gross materials productivity represented 5.3% of total materials cost but, as anticipated, the impact of commodity inflation reduced net materials productivity to 4.6%. Conversion productivity represented 6.1%, another robust result.
Results of Operations
Approximately 88% of our sales are outside the U.S., and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2012 compared with 2011 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income attributable to Company translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.
Third Quarter Results of Operations for 2012 Compared with 2011
(amounts in millions)

	Three Months Ended September 30,
				Excluding foreign exchange translation (a)
	2012	2011	% change reported	2012 adjusted Amount	% change adjusted
Sales	$588.3	$706.3	(16.7)%	$655.2	(7.2)%
Cost of sales	413.1	501.9	(17.7)%	459.3	(8.5)%
Gross profit	175.2	204.4	(14.3)%	195.9	(4.2)%
Operating expenses	102.0	112.0	(8.9)%	112.9	0.8%
Operating income	73.2	92.4	(20.8)%	83.0	(10.2)%
Equity income of unconsolidated joint ventures	4.1	3.9	5.1%	4.1	5.1%
Other non-operating (expense)/income, net	(0.8)	0.1	*	(0.7)	*
Interest expense, net	(0.3)	(0.4)	(25.0)%	(0.3)	(25.0)%
Income before income taxes	76.2	96.0	(20.6)%	86.1	(10.3)%
Income tax (benefit)/expense	(3.3)	9.1	(136.3)%	(2.1)	(123.1)%
Net income	79.5	86.9	(8.5)%	88.2	1.5%
Less: net income attributable to noncontrolling interests	2.0	3.1	(35.5)%	2.3	(25.8)%
Net income attributable to Company	$77.5	$83.8	(7.5)%	$85.9	2.5%
* Percentage change not meaningful

(a)	The 2012 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending September 30, 2011.
Sales
Our sales for the third quarter of 2012 were $588.3 million, a decrease of 16.7% (7.2% excluding foreign currency translation effects) from $706.3 million in 2011. The decrease, excluding foreign currency translation effects, was predominately driven by a 12.3% decline in the global production of new trucks and buses greater than 6 tons. Total sales in Europe, our largest market, decreased approximately 19.6% (9.7% excluding foreign currency translation effects) for the third quarter of 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 1.7% in North America, despite a slight decline in commercial vehicle production. Total sales in Asia decreased 12.5% (5.6% excluding foreign currency translation effects). The sales reduction in Asia primarily included a decrease in total sales in India of 25.6% (10.3% excluding foreign currency translation effects), a decrease in total sales in Korea of 25.7% (20.5% excluding foreign currency translation effects), a decrease in total sales in Japan of 7.9% (6.7% excluding foreign currency translation effects), partially offset by an increase of sales in China of 6.9% (5.9% excluding foreign currency translation effects). Total sales in South America decreased 37.4% (23.8% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the 2012 emission mandate as well as the termination of a government sponsored incentive program at the end of 2011. WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 4.7% at reported rates, but the growth was 7.0% excluding foreign currency translation effects.

Cost of Sales and Gross Profit
Our cost of sales for the third quarter of 2012 was $413.1 million, a decrease of $88.8 million (a decrease of $42.6 million excluding foreign currency translation effects) from $501.9 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.4% of material savings before the impact of commodity inflation, which had a negative impact of 0.8%, bringing net materials productivity to 4.6% for the quarter. This productivity achievement resulted in $11.5 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $4.0 million, while our productivity efforts generated $5.6 million of savings, or 6.1% of the conversion costs. Warranty expenses were lower compared to the third quarter of 2011 by $4.8 million, driven by an improvement in warranty claims experience. Absorption of overhead costs and other indirect costs were unfavorable by $13.4 million versus the prior year. Volume and mix reduced cost of sales by $35.7 million, but contributed $8.4 million to decline of gross profit. Sales price reductions had a negative impact of $4.3 million on gross profit, or 0.6% of sales, which is a very low level for the quarter. Streamlining and separation charges adversely affected results by $1.6 million versus last year. Foreign currency translational effects decreased cost of sales by $46.1 million and combined with translational effects on sales they negatively affected gross profit in the amount of $20.7 million. Foreign currency transactional impacts decreased cost of sales by $4.0 million and positively affected gross profit in the amount of $1.3 million. The net result of all these changes was a decrease in gross profit of $29.2 million (or $8.5 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $10.0 million (an increase of $0.9 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprises a reduction in incentive compensation of $3.6 million, offset by an increase in labor and other cost inflation of $2.0 million, an investment in global expansion of $1.9 million, an increase in streamlining and separation expenses of $0.3 million and an increase in research and development investments of $0.3 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $0.2 million to $4.1 million in 2012 as compared to $3.9 million in 2011.
Income Taxes
The income tax benefit for the third quarter of 2012 was $3.3 million on pre-tax income of $76.2 million before adjusting for noncontrolling interest, compared with a provision of $9.1 million on a pre-tax income of $96.0 million before adjusting for noncontrolling interest in the third quarter of 2011.
In the three months ended September 30, 2012 and September 30, 2011 the income tax expense is primarily the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, adjustments from the filing of the Company's U.S. Federal income tax return in September 2012 and 2011, respectively, and certain foreign tax planning. The income tax expense for the three months ended September 30, 2012 is entirely offset by a tax benefit of $4.1 million due to the filing of the Company's 2011 US Federal income tax return in September 2012 and a tax benefit of 11.2 million due to the Company's government filings submitted in January 2012. The tax benefit of $11.2 million includes the expected benefit of $5.2 million as previously disclosed in the Company's Form 10-K and subsequently adjusted by the filing of the Company's 2011 U.S. Federal income tax return. In 2011, income tax expense was partially offset by the release of tax accruals of approximately $1.6 million as a consequence of the settlement of foreign tax audits and the filing of the Company's 2010 U.S. Federal income tax return in September 2011.

Year to Date Results of Operations for 2012 Compared with 2011
(amounts in millions)

	Nine Months Ended September 30,
				Excluding foreign exchange translation (a)
	2012	2011	% change reported	2012 adjusted Amount	% change adjusted
Sales	$1,880.8	$2,122.2	(11.4)%	$2,040.8	(3.8)%
Cost of sales	1,315.8	1,503.7	(12.5)%	1,425.3	(5.2)%
Gross profit	565.0	618.5	(8.6)%	615.5	(0.5)%
Operating expenses	309.5	339.0	(8.7)%	335.2	(1.1)%
Operating income	255.5	279.5	(8.6)%	280.3	0.3%
Equity income of unconsolidated joint ventures	13.8	12.4	11.3%	13.9	12.1%
Other non-operating (expense)/income, net	(2.0)	21.4	(109.3)%	(2.3)	(110.7)%
Interest expense, net	(1.2)	(1.6)	(25.0)%	(1.2)	(25.0)%
Income before income taxes	266.1	311.7	(14.6)%	290.7	(6.7)%
Income taxes	15.7	16.6	(5.4)%	18.6	12.0%
Net income	250.4	295.1	(15.1)%	272.1	(7.8)%
Less: net income attributable to noncontrolling interests	8.1	8.0	1.3%	9.0	12.5%
Net income attributable to Company	$242.3	$287.1	(15.6)%	$263.1	(8.4)%

(a)	The 2012 amounts adjusted for foreign currency translation were calculated using average exchange rates for the nine month period ending September 30, 2011.
Sales
Our sales for the first nine months of 2012 were $1,880.8 million, a decrease of 11.4% (3.8% excluding foreign currency translation effects) from $2,122.2 million in 2011. The decrease, excluding foreign currency translation effects, was predominately driven by a 9.5% decline in the global production of new trucks and buses greater than 6 tons. Total sales in Europe, our largest market, decreased approximately 14.7% (6.7% excluding foreign currency translation effects) for the first nine months of 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 16.0% in North America, which benefited from increased commercial vehicle production. Total sales in Asia decreased 7.3% (2.4% excluding foreign currency translation effects). The sales reduction in Asia included a decrease in total sales in India of 16.4% (2.5% excluding foreign currency translation effects), a decrease in Korea of 21.5% (17.1% excluding foreign currency translational effects), and a decrease in China of 7.4% (10.0% excluding foreign currency translational effects), partially offset by an increase in total sales in Japan of 18.0% (17.1% excluding foreign currency translation effects). Total sales in South America decreased 30.3% (19.1% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the 2012 emission mandate as well as the termination of a government sponsored incentive program at the end of 2011. WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 5.0% at reported rates, but the growth was 3.8% excluding foreign currency translation effects.

Cost of Sales and Gross Profit
Our cost of sales for the first nine months of 2012 was $1,315.8 million, a decrease of $187.9 million (a decrease of $78.4 million excluding foreign currency translation effects) from $1,503.7 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 1.1%, bringing net materials productivity to 4.2% for the first nine months of 2012. This productivity achievement resulted in $33.1 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $12.0 million, while our productivity efforts generated $18.4 million of savings, or 6.3% of the conversion costs. Warranty expenses were lower compared to the first nine months of 2011 by $9.6 million, driven by an improvement in warranty claims experience. Absorption of overhead costs and other indirect costs were unfavorable by $32.9 million versus the prior year. Volume and mix decreased cost of sales by $42.2 million and contributed $21.1 million to decline in gross profit. Sales price reductions had a negative impact of $11.8 million on gross profit, or 0.6% of sales, which is at the lowest level we have historically seen. Streamlining and separation charges increase adversely affected results by $2.4 million versus last year. Foreign currency translational effects decreased cost of sales by $109.5 million and combined with the translational effects on sales they negatively affected gross profit in the amount of $50.5 million. Foreign currency transactional impacts decreased cost of sales by $22.4 million and positively affected gross profit in the amount of $16.2 million. The net result of all these changes was a decrease in gross profit of $53.5 million (an increase of $3.0 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $29.5 million ($3.8 million excluding foreign currency translation effects). The decrease excluding foreign currency translation effects comprises a reduction in incentive compensation of $16.9 million and reduction in our UK pension obligation of $4.3 million, partially offset by an increase in research and development investments of $4.8 million, increases in labor and other cost inflation of $6.0 million, increases in streamlining and separation expenses of $2.9 million and net investments in global expansion of $3.7 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $1.4 million to $13.8 million in 2012 as compared to $12.4 million in 2011.
Income Taxes
The income tax provision for the first nine months of 2012 was $15.7 million on pre-tax income of $266.1 million before adjusting for noncontrolling interest, compared with a provision of $16.6 million on a pre-tax income of $311.7 million before adjusting for noncontrolling interest in the first nine months of 2011.
Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. During the third quarter of 2012, the Company recorded a tax benefit of $4.1 million related to the filing of its 2011 U.S. Federal income tax return in September 2012. As a result, the income tax expense for the first nine months ended September 30, 2012 is also offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10K. The tax charge for the first nine months 2011 was partially offset by release of tax accruals of approximately $26.8 million.
Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Nine Months Ended September 30, 2012
Net cash provided by operating activities was $282.1 million for the first nine months of 2012. This compared with net cash provided by operating activities of $246.0 million for the first nine months of 2011.

The Company recorded net income of $250.4 million for the first nine months of 2012 compared with net income of $295.1 million for the first nine months of 2011. Net income attributable to the Company for the first nine months of 2012 included noncash elements such as depreciation and amortization of $58.0 million. Our working capital increased as a result of the timing of accounts receivable and inventory, partially offset by accounts payable which are all typically at the lowest level at year end. However the working capital increase for the nine months ended September 30, 2012 of $27.4 million was significantly below the increase of $118.9 million for the nine months ended September 30, 2011, when our business had strong growth.
The change in other accrued liabilities and taxes was an increase of $2.7 million for the first nine months of 2012 compared to an increase of $40.0 million for the first nine months of 2011. The major drivers of this change were increases of tax related items, partially offset by holiday payments and net fluctuations of our incentive compensation accruals and payments. The change in other current and long-term assets for the first nine months of 2012 was a decrease of $32.1 million compared to a decrease of $15.5 million for the first nine months of 2011. The main drivers of this change were decreases in tax related items, restricted cash under our accounts receivable securitization program and advances to suppliers, partially offset by an increase in notes receivable from our Chinese operations. The change in other long-term liabilities for the first nine months of 2012 was a decrease of $27.5 million compared to a decrease of $16.4 million for the first nine months of 2011. The main driver of this change was the release of tax accruals for uncertain tax positions due to government filings submitted in January 2012.
The net cash used in investing activities amounted to $72.4 million in the first nine months of 2012 compared to net cash used in investing activities of $65.6 million in the first nine months of 2011. The net cash usage for 2012 includes capital expenditures of $31.8 million of investments in tooling, $28.7 million on plant and equipment, $6.8 million in software and $5.1 million for acquisitions. This compared with $28.6 million of investments in tooling, $31.3 million on plant and equipment and $5.7 million in software during the first nine months of 2011.
The net cash used by financing activities during the first nine months of 2012 amounted to $88.1 million compared to net cash used by financing activities of $101.8 million during the first nine months of 2011.
Our total third party debt was $123.1 million as of September 30, 2012 compared to $108.7 million as of September 30, 2011. This consisted primarily of $103.3 million borrowed under our $400 million five-year credit facility (described further below under "Credit Facility"). Also, subsidiaries in other countries had borrowings from banks totaling $19.8 million. The increase during the first nine months of 2012 is driven by an increase of $51.3 million under our $400 million five-year credit facility offset by a reduction in our loan under a borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program. The proceeds of the borrowings under our $400 million five-year credit facility will be available to repurchase WABCO shares, finance acquisitions, refinance existing indebtedness and meet general financing requirements.
We received $21.5 million of stock option proceeds during 2012 compared with $34.7 million in 2011. The number of stock options exercised in the first nine months of 2012 and 2011 were 1,049,107 and 1,594,973, respectively.
In May 2011, the Company's Board of Directors approved a $400 million program to purchase shares of the Company's common stock. During the first nine months of 2012, the Company repurchased $149.1 million of shares of which $4.0 million was not settled until after September 30, 2012. At September 30, 2012, the Company had the authority to make an additional $70.4 million of share repurchases.
On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400 million of common shares at the discretion of management for a period until December 31, 2014.
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

As of September 30, 2012, this is our principal bank credit facility, and the Facility will expire on September 1, 2016. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of September 30, 2012, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2012. At September 30, 2012, the carrying amount of this facility approximated fair value. The balance outstanding on this facility as of September 30, 2012, was $103.3 million in addition to $1.3 million of letters of credit.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2012 the Company had the ability to borrow an incremental $295.4 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $19.8 million, of which $17.7 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $2.1 million supports local working capital requirements.
Accounts Receivable Securitization Program
As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity. Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €100 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2012 for one additional year.
During the nine months ended September 30, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2012 was €557.2 million ($714.5 million at weighted average September 30, 2012 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at September 30, 2012 amounted to €71.3 million ($92.1 million at September 30, 2012 exchange rates). As a result of the sale, accounts receivable decreased by $92.1 million and cash and cash equivalents increased by $54.4 million.

The remaining amount of proceeds of $37.7 million is a subordinated deposit with Société Générale Bank Nederland N.V. at September 30, 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2012 were both immaterial. Servicing fees for the program were $0.7 million for the nine months ended September 30, 2012.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2012, forward contracts for an aggregate notional amount of €45.3 million ($58.4 million at September 30, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and result in a net non-operating loss of $0.3 million as per September 30, 2012. As the majority of these exchange contracts were entered into on September 27, 2012. The fair value of the derivatives was immaterial.
Business Combinations
On September 13, 2012, the Company completed its acquisition of Ephicas, based in the Netherlands, a pioneering company in the field of innovative aerodynamic solutions for commercial vehicles. The Company acquired all of the equity interests in Ephicas and also assumed certain liabilities. Leveraging Ephicas’ expertise and patented technologies, the Company will develop a range of aerodynamic products – branded OptiFlow™ – that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.
The acquisition is recorded in accordance with ASC 805 - Business Combinations ("ASC 805"). ASC 805 requires that all identifiable intangible assets be recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or is separable from the acquired entity. The fair value of the Ephicas business identified intangible assets is $2.1 million and goodwill is $3.6 million.
Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program.”

Aggregate Contractual Obligations
The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2011 disclosed in the Annual Report on Form 10-K. As disclosed in Note 10. Income Taxes, the Company released tax accruals of approximately $18.8 million in 2012, reducing our overall tax liability obligation, as previously disclosed in our 2011 Form 10-K. There have been no other material changes to those obligations since December 31, 2011.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2012.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2012 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2011	3,520,469	$51.25	3,520,469

January 1 - January 31	279,409	$48.94	279,409	$205,885,134
February 1 - February 29	273,085	$59.83	273,085	$189,546,551
March 1 - March 31	321,134	$59.44	321,134	$170,459,563
Total first quarter	873,628	$56.20	873,628

Total through March 31, 2012	4,394,097	$52.24	4,394,097

April 1 - April 30	292,900	$58.26	292,900	$153,393,800
May 1 - May 31	230,185	$55.13	230,185	$140,703,763
June 1 - June 30	440,042	$50.47	440,042	$118,496,196
Total second quarter	963,127	$53.95	963,127

Total through June 30, 2012	5,357,224	$52.55	5,357,224

July 1 - July 31	291,793	$50.62	291,793	$103,372,743
August 1 - August 31	181,320	$57.25	181,320	$93,393,106
September 1 - September 30	391,912	$58.6	391,912	$70,426,540
Total third quarter	865,025	$55.57	865,025

Total through September 30, 2012	6,222,249	$52.97	6,222,249

(a) On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. The unexpended balance of $70.4 million under that authorization as of September 30, 2012 will continue to be used to repurchase shares in the future. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400 million of common shares at the discretion of management for a period until December 31, 2014.

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
November 2, 2012

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
101
The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*
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