Form 10-K
period 2012-12-31
WABCO Holdings Inc.
filed 2013-02-15
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Title of each class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                             ☒  Yes                     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        ☐  Yes                     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 29, 2012 was approximately $3.4 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 13, 2013	62,812,912	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2012.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2012

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “strategies,” “prospects,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management's expectations, including:

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

History of Our Company

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. We were purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Control Systems business division within American Standard until we were spun off from American Standard on July 31, 2007. Subsequent to our spin-off, American Standard changed its name to Trane Inc., which we herein refer to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and exists today as a wholly owned subsidiary of Ingersoll Rand.

Products and Services
We develop, manufacture and sell advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disc brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe, North America and Asia. We sell replacement parts, diagnostic tools, training and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators and provide remanufacturing services.

WABCO is a leader in improving highway safety, with products that help drivers prevent accidents by enhancing vehicle responsiveness and stability. For example, we offer a stability control system for trucks and buses that constantly monitors the vehicle's motion and dynamic stability. If the system detects vehicle instability, such as the driver swerving to avoid another vehicle, it responds by applying the brakes at specific wheels, or slowing the vehicle down to minimize the risk of instability or a rollover. In 2012, we introduced OnLane™, an innovative lane departure warning system (LDWS) for trucks and buses. OnLane increases vehicle safety by providing the driver with visual and acoustic warnings or an optional seat-vibration warning, in case of unintentional lane departure. OnLane is fully compliant with the European Union's regulation that requires LDWS on new trucks and buses as of November 2013. Also in 2012, we acquired Ephicas, a pioneering company in the field of aerodynamic solutions for commercial vehicles. We are developing a range of aerodynamic products, branded OptiFlow™, that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.
In 2011, we signed contracts with major European commercial vehicle manufacturers to deliver our new breakthrough c-comp™ clutchable air compressor technology. The c-comp technology optimally disengages a truck or bus air compressor from the engine when the vehicle's air system reaches full pressure, allowing for fuel savings up to 264 gallons (1,000 liters) on long haul applications while reducing the vehicle's carbon dioxide emissions. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced emergency braking system (AEBS). OnGuardPLUS is the commercial vehicle industry's first system in compliance with the European Union's regulation to make AEBS mandatory on new heavy commercial vehicles beginning in November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems were made available beginning in 2012 for trucks and buses worldwide.

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

Key Markets and Trends
Electronically controlled products and systems are important for the growth of our business. The market for these products is driven primarily by the growing electronics content of control systems in commercial vehicles. The electronics content has been increasing steadily with each successive platform introduction, as original equipment manufacturers (OEMs) look to improve safety and performance through added functionalities, and meet evolving regulatory safety standards. Overall the trends in commercial vehicle design show a shift in demand towards electronics content. Although the pace varies, this is a trend in all major geographies, and braking systems are part of this broader shift from conventional to advanced electronic systems. In addition to increasing safety, improving stopping distances, and reducing installation complexity, advanced EBS also allow for new functionality to be introduced into vehicles at a lower price. The new functionality includes stability control, adaptive cruise control, automated transmission controls, brake performance warning, vehicle diagnostics, driver assistance systems and engine braking/speed control. Adaptive cruise control uses sensors to detect proximity to other vehicles and automatically adjusts speed. Automated transmission controls reduce the amount of gear shifting, resulting in better fuel efficiency, less physical effort and training required for drivers, less component wear, fewer parts, and enhanced driver safety and comfort.
Another trend in the global commercial vehicle industry is movement towards environmental sustainability. This means improving fuel efficiency and reducing emissions. WABCO continues to innovate technology that increases fuel efficiency, reduces vehicle weight and optimizes energy recovery, among other advancements that increase the environmental friendliness of trucks, buses and trailers over the lifetime of the vehicle. WABCO increases fuel efficiency through industry breakthroughs such as clutch compressors, high-output two-stage compressors and advanced transmission automation systems. WABCO reduces vehicle weight, which influences fuels savings, through industry-leading engineering involving lighter materials and optimized weight-to-performance ratios in a new generation of technologies such as air disc brakes, high-output compressors and air dryer systems. WABCO recuperates energy through industry-leading innovations in air processing technology, electronically driven compressors and other products that integrate the vehicle's mechanical operations and braking. In 2012, we acquired Ephicas, a pioneering company in the field of aerodynamic solutions for commercial vehicles. We are developing a range of aerodynamic products, branded OptiFlow™, that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.
A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have over the last five years demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. During the five year period through 2012, WABCO's European sales to T&B OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2008	2009	2010	2011	2012
Sales to European T&B OEMs (at a constant FX rate)	4%	(58)%	60%	34%	(10)%
European T&B Production	4%	(62)%	52%	31%	(9)%

Customers
We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounted for approximately 11% and 12% of our sales in 2012 and 2011, respectively. Volvo accounted for 10% and 11% of our sales in 2012 and 2011, respectively. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2012, and 2011, our top 10 customers accounted for approximately 52% of our sales.
The largest group of our customers, representing approximately 62% of sales (64% in 2011), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation. As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in their products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply.
The second largest group, representing approximately 25% of sales (23% in 2011), consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we continue to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.
The next largest group, representing approximately 9% of sales (9% in 2011), consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.
The smallest group, representing approximately 4% of sales (4% in 2011), consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel and gasoline direct injection (“GDI”) engines and, therefore, enjoy higher than average growth rates associated with increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated customers who demand high product quality and overall service levels.
We address our customers through a global sales force that is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio.
Europe represented approximately 60% of our sales in 2012 (62% in 2011), the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. The growth in Asia is being enhanced by our strong roots in China and India where we have achieved leading positions in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2011 % of Sales	FY 2012 % of Sales	By Major End-Market	FY 2011 % of Sales	FY 2012 % of Sales
Europe	62%	60%	Truck & Bus Products (OEMs)	64%	62%
Asia	19%	20%	Aftermarket	23%	25%
North America	9%	11%	Trailer Products	9%	9%
South America	7%	6%	Car Products	4%	4%
Other	3%	3%

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

Growth Strategy
Our growth strategy is focused on four key platforms, helping further differentiation in the market place: technology innovation, geographic expansion, aftermarket growth and opportunistic automotive application of our products and systems. Drivers of growth for both our aftermarket and advanced car systems are discussed in “Customers” above.
Technology
WABCO is focused on global technology trends that are relevant to our customers. Our technology strategy has two pillars to create value for manufacturers of commercial vehicles in every region of the world. One technology pillar is advanced safety and driver effectiveness to reduce the number of accidents involving commercial vehicles. The other technology pillar is vehicle efficiency to improve the environmental sustainability of trucks, buses and trailers.
We continue to drive growth by utilizing our industry-leading expertise in developing electronically controlled systems, including braking, transmission automation, air suspension and air management systems. We have a strong track record of innovation and are responsible for some of the industry's most important innovations including:

•	First heavy-duty truck ABS;

•	First electronically controlled air suspension (ECAS) system for commercial vehicles;

•	First commercial vehicle automated manual transmission (AMT) controls system;

•	First electronic stability control (ESC) system for commercial vehicles;

•	First collision safety system with active braking developed for the North American market, based on Adaptive Cruise Control technology (ACC); and

•	First AEBS for commercial vehicles, for collision imminent situations with moving or stopped vehicles.

We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America and Asia. WABCO expended approximately $104.3 million in 2012, $105.1 million in 2011 and $85.9 million in 2010 for product engineering costs which include research activities and product development costs.
We are also focused on longer-term opportunities, particularly in the area of Advanced Driver Assistance Systems (ADAS). ADAS is a technology concept that involves connecting advanced sensors with truck control devices, such as braking and steering systems as well as engine controls, to improve safety and avoid collisions. In 2012, we introduced OnLane, an innovative lane departure warning system (LDWS) for trucks and buses. OnLane increases vehicle safety by providing the driver with visual and acoustic warnings or an optional seat-vibration warning, in case of unintentional lane departure. OnLane is fully compliant with the European Union's regulation that requires LDWS on new trucks and buses as of November 2013. Also in 2012, we acquired Ephicas, a pioneering company in the field of aerodynamic solutions for commercial vehicles. We are developing a range of aerodynamic products, branded OptiFlow™, that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses. In 2011, we signed contracts with major European commercial vehicle manufacturers to deliver our new breakthrough c-comp™ clutchable air compressor technology. The c-comp technology optimally disengages a truck or bus air compressor from the engine when the vehicle’s air system reaches full pressure, allowing for fuel savings up to 264 gallons (1,000 liters) on long haul applications while reducing the vehicle’s carbon dioxide emissions. In 2010, we presented our breakthrough OnGuardPLUS™ technology, an advanced AEBS. OnGuardPLUS is the commercial vehicle industry's first system in compliance with the European Union's regulation to make AEBS mandatory on new heavy commercial vehicles beginning in November 2013. Using a single radar sensor and proprietary algorithms, OnGuardPLUS systems became available beginning in 2012 for trucks and buses worldwide.
Geographic Expansion
We continue to drive sales in the high growth markets of Eastern Europe, China, India and Brazil. In Eastern Europe, we have been manufacturing products since 2001. The market in Eastern Europe has historically experienced rapid growth, and we have established relationships with local customers.
Americas
During 2012, WABCO further globalized our senior management team by creating the position of President of the Americas. This new role further demonstrates WABCO’s commitment to commercial vehicle industry in North and South America with our well anchored capabilities in vehicle safety and efficiency. Within the Americas, Brazil is a long-term growth market for WABCO due to its expected volume of truck and bus production and increasing adoption of advanced technology from commercial vehicles. For example, the Brazilian federal government has mandated that anti-lock braking systems will be compulsory on new trucks, buses and trailers in a phased approach starting in 2013 to further increase road safety. Also in 2010, WABCO celebrated its 30th anniversary in Brazil where the company is well anchored and has substantially advanced its local capabilities to integrate WABCO's technologies, product engineering and lean manufacturing within our global organization. WABCO's potential for growth in South America is due to our ability in Brazil to leverage global engineering, supply chain and support capabilities while deepening our connectivity with customers in the region. WABCO respects the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.
China
China is a key long-term growth market for us. The adoption of more advanced braking, safety and other related systems is increasing in China, and the number of trucks built in the country is expected to continue to increase in the longer term. We are the leading provider of advanced systems like ABS, with a strong brand and established customer relationships. We were honored with nine top supplier awards by seven leading Chinese manufacturers of commercial vehicles, in recognition of our superior performance in 2012. Near term growth will be driven by introducing other new products into the local market such as our advanced air compressors and our new generation air disc brakes, clutch servos and automated manual transmission (AMT) systems. In the medium term, we are well positioned to take advantage of growth driven by the continued enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, as well as additional future regulations to cover more classes of vehicles. In 2011, we entered into a long term agreement with Shaanxi Fast Gear Company, Ltd., China's largest manufacturer of heavy duty transmissions, to develop and supply WABCO's OptiDriveTM system, further illustrating our ability to grow in this market. To serve the growing demand for products both in China and for export, we have four facilities to manufacture conventional products, advanced systems such as ABS, and new modular air compressors. The latest factory was built to more closely support the partnership with CNHTC, our largest customer in China. In addition, we built a facility in the Southern part of China to produce air disc brakes as part of the joint venture formed in December 2008 with Guangdong FUWA Heavy Industry Co., Ltd. (FUWA).
India

India is another growth market for us due to its expected volume of truck production and increasing adoption of advanced technology from commercial vehicle manufacturers. We participate in this market through WABCO INDIA, which we took a majority ownership position in during the second quarter of 2009, further strengthening the Company's already well-anchored position in India. In 2012, we inaugurated our second world-class manufacturing facility at Mahindra World City in Chennai, which manufactures leading technologies and innovative products to supply commercial vehicle manufacturers in Germany, Japan, Poland, and the United States, among other markets internationally. With four world class factories in India, we are the market leader in compressed air related products and systems. We leverage this enviable position to introduce increasingly advanced technologies like ABS advanced braking or OptiDrive automated manual transmission control systems. India also provides a strong base for sourcing and engineering activities, which we are actively developing. WABCO INDIA is a sourcing hub for our global operations by purchasing raw materials locally at best cost and it provides machining capabilities to process the metals, castings and electrical motors that are used in our other factories in Europe, North America, Brazil and China to manufacture our products.  WABCO INDIA is also a center of mechanical and software engineering activity that provides a source of high skills at very competitive cost to develop software and mechanical systems to support WABCO globally. In particular, WABCO INDIA has the expertise to develop products that satisfy emerging markets expectations and specificity.

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

Our global sourcing organization purchases a wide variety of components including electrical, electro-mechanical, cast aluminum products and steel, as well as copper, rubber and plastic containing components that represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe and Asia. To support the continuing shift of manufacturing to best cost countries, we also continue to shift more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners into our extended enterprise. Many of our Western European suppliers are accompanying us on our move to best cost countries. Since 1999, the share of our sourcing from best cost regions has increased from 10% to approximately 39%.
We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,631 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications and manufacturing processes. Our sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries performing functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India.

Joint Ventures
We use joint ventures globally to expand and enhance our access to customers. Our important joint ventures are:

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki (WABCO Japan Inc.) that distributes WABCO's products in the local market.

•	A majority-owned (70%) partnership in the U.S. with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•	A majority-owned joint venture (70%) in China with Mingshui Automotive Fitting Factory (MAFF) that provides conventional mechanical products to the local market.

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

•	A 50% owned joint venture in North America with ArvinMeritor Brake Holdings, LLC (Meritor WABCO) that markets ABS and other vehicle control products.

•	A minority equity investment in a joint venture in South Africa, where we have a 49% ownership joint venture with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees
We have 10,657 employees. Approximately 48% of our employees are salaried and 52% are hourly. Approximately 51% of our workforce is in Europe, 42% is in Asia, and the remaining 7% is in the Americas. Approximately 1,631 employees work in engineering/product development.
Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements or laws at the region or country level. Currently 55% of our workforce is covered by collective bargaining agreements. The employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages. In October 2012, we faced a three-week strike in Brazil due to a regional union action organized around the annual salary increase negotiation. This action was targeted against all companies active in the region in which we operate.

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

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is materially dependent upon any single patent or group of related patents. At the same time, we recognize that technical leadership is an ongoing pillar of success and our intellectual property portfolio will continue to grow in importance for the company as a whole as a result. The risks associated with successful patent prosecution and defense, trademark protection and the exploitation and protection of other intellectual property rights accordingly is something that we continue to focus on.

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
A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2012 to evaluate and remediate these sites were not material.
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
Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In 2012, heavy truck and bus production has decreased in Europe, our largest market which accounted for approximately 60% of our total sales. Adverse economic conditions in our markets, particularly in Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.
A global recession would negatively impact our customers and result in reduced demand for our products, which would therefore have a significant negative impact on our business.
During the recent global recession, the credit markets experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced availability of credit and increased borrowing costs.  The disruptions in the credit markets and impacts of the global recession negatively impacted consumer spending patterns and caused our customers to reduce truck and bus production.  During 2012, the commercial vehicle industry experienced an abrupt slowdown to the significant recovery seen in 2010 and 2011 in our more developed markets, in addition to double digit declines in some of our emerging markets, namely Brazil and China. A further or "double dip" global recession could cause our customers to again reduce truck and bus production, which would have a negative impact on our business and results of operations, our operating cash flows and our financial condition.
Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.
We conduct business through subsidiaries in many different countries, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. dollars. In 2012, approximately 89% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, significant unfavorable changes in the exchange rates of the euro, U.S. dollar and other applicable currencies could negatively impact our results of operations. Additionally, our results of operations are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. dollars.

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
Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently 55% of our workforce is covered by collective bargaining agreements. These employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations. In October 2012, we faced a three-week strike in Brazil due to a regional union action organized around the annual salary increase negotiation. This action was targeted against all companies active in the region in which we operate.
We are dependent on key customers.
We rely on several key customers. For the fiscal year ending December 31, 2012, sales to our top three customers accounted for approximately 11% (Daimler), 10% (Volvo) and 7% (Meritor WABCO - our 50%-owned joint venture in North America), respectively, of our sales, and sales to our top ten customers accounted for approximately 52% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:
•the loss of any key customer, in whole or in part;
•a declining market in which customers reduce orders or demand reduced prices; or
•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

We are subject to price reduction demands from our OEM customers. These price reductions could adversely affect the results of our operations
Downward pricing pressure is a characteristic of the automotive industry, and as with other suppliers to commercial vehicle OEMs, we continue to experience price reduction demands from our customers. In the face of lower prices to customers, we must reduce our operating costs in order to maintain profitability. Whilst we have successfully implemented cost reduction initiatives, we anticipate our customers will continue to pursue aggressive pricing strategies. If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other initiatives, or if we are unable to avoid price reductions from our customers, the results of our operations could be adversely affected.
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
We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 1.1% and 1.6% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.
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
The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work and practices of auditors operating in Belgium, including our auditor.
Our auditors, Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, are registered with the Public Company Accounting Oversight Board (PCAOB). Our auditors, like any other independent registered public accounting firms operating in Belgium, are not permitted, because of Belgian law restrictions, to be subject to inspections by the PCAOB that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. As a result, our investors may not realize the potential benefits of such inspections.

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

As part of a multi-company investigation, American Standard and certain of its European subsidiaries engaged in the Bath and Kitchen business were charged by the European Commission for alleged infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to the Indemnification and Cooperation Agreement, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) will be responsible for, and will indemnify American Standard (now Trane) and Ideal Standard International (including certain subsidiaries engaged, or formerly engaged in the Bath and Kitchen business) and their respective affiliates. As required by the Indemnification and Cooperation agreement, WABCO paid the fine amount into escrow on August 30, 2010 and those funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company anticipates that a decision on the appeal will be made before the end of 2013.

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
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our shareholders and our company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 15, 2013, we conducted our manufacturing activities at 20 plants in 10 countries.

Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China (2 plants)	Braking systems and Compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Meppel, Netherlands	Actuators
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland	Vehicle control systems
Miass, Russia	Actuators and foundation brakes
Charleston, United States	Compressors
Rochester Hills, United States	Remanufactured products
We own all of the plants described above, except for Jinan, China; Taishan, China; Claye-Souilly, France; Miass, Russia; Rochester Hills, U.S. and Charleston, U.S.; which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2012, the manufacturing plants, taken as a whole, met our capacity needs.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 13, 2013 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	53	Chairman of the Board of Directors and Chief Executive Officer
Ulrich Michel	50	Chief Financial Officer
Christopher Harrison	46	Chief Human Resources Officer
Nikhil M. Varty	48	President, Americas and Vice President, Mergers & Acquisitions
Todd Weinblatt	43	Vice President and Controller
Vincent Pickering	44	Chief Legal Officer and Secretary
Michael E. Thompson	44	Vice President, Compression & Braking
Nick Rens	48	Vice President, Trailer Systems, Aftermarket & Driveline Controls

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

Christopher Harrison has served as our Chief Human Resources Officer since February 2013. Prior to February 2013, Mr. Harrison served as Vice President, Human Resources for TE Connectivity a position he held since April 2011. Prior to April 2011, Mr. Harrison served as the Vice President, Human Resources for ITT Corporation from October 2010. Prior to holding that position, Mr. Harrison spent fourteen years from 1996 at Stanley, Black & Decker where he held a broad range of roles of increasing responsibility in product development, operations management, product portfolio optimization and Human Resources. These roles included Vice President HR & Business Transformation for EMEA region from March 2007 to August 2008, Vice President, HR & Acquisition Integration for EMEA region from September 2008 to June 2009, President, Stanley Proto Industrial Tools from July 2009 to January 2010, culminating in Mr. Harrison's position as Vice President, Acquisition Integration which he held from September 2009 through September 2010.

Nikhil M. Varty has served as our President, Americas and Vice President, Mergers & Acquisitions since February 2012. Prior to this, Mr. Varty served as Vice President, Compression & Braking since July 2007. Prior to July 2007, Mr. Varty served as Vice President, Compression and Braking of Trane's Vehicle Control Systems business, a position he has held since January 2005. Prior to holding that position, Mr. Varty served in the capacity of Chief Financial Officer of Trane's Vehicle Control Systems business. Prior to joining Trane in June 2001, Mr. Varty had more than 10 years of national and international senior level finance roles with Great Lakes Chemical Corp., AlliedSignal/Honeywell and Coopers & Lybrand.

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

Vincent Pickering has served as our Chief Legal Officer and Secretary since September 2010. Prior to joining WABCO, Mr. Pickering served as the Associate General Counsel for the Worldwide Licensing and Pricing Division of Microsoft Corp., for eight years. Prior to working at Microsoft, Mr. Pickering worked both in-house and in private practice, representing companies across a diverse range of industries that include the telecommunications and energy sectors.

Dr. Michael E. Thompson has served as our Vice President, Compression and Braking since February 2012. Previously, Dr. Thompson held the position of Vice-President Car Systems & Investor Relations since April 2009.  Between July 2007 and April 2009, Dr. Thompson served as our Vice President, Strategy and Investor Relations.  Prior to July 2007, Dr. Thompson served as Vice President, Marketing and Strategy of Trane's Vehicle Control Systems business, a position he held since August 2005. Prior to joining Trane, Dr. Thompson held positions of increasing responsibility at Honeywell Aerospace from October 1999 through July 2005 ultimately serving as the division's Vice President of Marketing. Prior to joining Honeywell, Dr. Thompson was a consultant with McKinsey & Company from June 1996.

Nick Rens has served as our Vice President, Driveline Controls since January 2013, adding to his existing roles as Vice President, Aftermarket, a position he has held since 2008 and Vice President, Trailer Systems, since 2005. Previously, Mr. Rens worked for three years as our regional trailer sales leader for southern and western Europe based in Claye Souilly, France. Since 1999, Mr. Rens has also been Managing Director of WABCO Belgium where he held several sales leadership roles both in the Aftermarket and Original Equipment (OE) sales organizations. Mr. Rens has worked at the Company for almost his entire career, having joined the company in 1989 as a product line specialist.

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
We estimate that there are approximately 474 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. We estimate that there are approximately 30,029 beneficial owners of our common stock.
We have not declared and paid any cash dividends in 2011 or 2012. Our last cash dividend was paid ($0.07 per share) in the first quarter of 2009. We continuously consider ways to return capital to our stockholders, either through our open market repurchase program and/or through the payment of cash dividends.
Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2011 and 2012.

2011	High	Low
First quarter	$65.53	$55.73
Second quarter	$75.00	$59.00
Third quarter	$73.15	$36.33
Fourth quarter	$52.48	$34.17
2012
First quarter	$62.54	$44.22
Second quarter	$63.67	$47.59
Third quarter	$62.32	$46.73
Fourth quarter	$65.60	$55.54

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved an open market stock repurchase program. On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400.0 million, which expires on May 31, 2013.
Additionally on October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400.0 million of common shares at the discretion of management for a period until December 31, 2014. This brings the total unexpended balance to $420.6 million as of December 31, 2012.

A summary of the repurchase activity for 2012 follows.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2011	3,520,469	$51.27	3,520,469	$219,505,568

January 1 - January 31	279,409	$48.94	279,409	$205,885,134
February 1 - February 28	273,085	$59.83	273,085	$189,546,551
March 1 - March 31	321,134	$59.44	321,134	$170,459,563
Total first quarter	873,628	$56.20	873,628

April 1 - April 30	292,900	$58.26	292,900	$153,393,800
May 1 - May 31	230,185	$55.13	230,185	$140,703,763
June 1 - June 30	440,042	$50.47	440,042	$118,496,196
Total second quarter	963,127	$53.95	963,127

July 1 - July 31	291,793	$50.62	291,793	$103,372,743
August 1 - August 31	181,320	$57.25	181,320	$93,393,106
September 1 - September 30	391,912	$58.60	391,912	$70,426,540
Total third quarter	865,025	$55.57	865,025

October 1 - October 31	190,763	$57.20	190,763	$459,514,995
November 1 - November 30	224,337	$60.00	224,337	$446,054,687
December 1 - December 31	414,000	$61.59	414,000	$420,555,846
Total fourth quarter	829,100	$60.15	829,100

Total through December 31, 2012	7,051,349	$53.82	7,051,349	$420,555,846

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

PERFORMANCE GRAPH
The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2007 through December 31, 2012, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The table and graph use data supplied by the S&P Capital IQ.
The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.

Total Shareholder Returns

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
WABCO Holdings, Inc.	100	31.82	52.26	123.48	87.95	132.11
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Auto Parts & Equipment Index	100	51.34	79.41	113.38	93.27	97.42

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Sales	$2,477.4	$2,794.1	$2,175.7	$1,491.5	$2,588.0
Cost of sales	1,732.0	1,984.6	1,556.6	1,126.7	1,883.5
Streamlining expenses (a)	5.2	1.5	4.0	37.0	10.5
Gross profit	740.2	808.0	615.1	327.8	694.0
Costs and expenses:
Selling and administrative expenses	300.5	326.6	307.4	251.9	316.8
Product engineering expenses	104.3	105.1	85.9	75.2	92.9
Streamlining (income) / expenses (a)	7.7	0.6	(0.8)	19.8	26.4
Other operating expense / (income), net	3.2	5.8	5.0	(4.2)	11.4
Operating income / (loss)	324.5	369.9	217.6	(14.9)	246.5
European Commission fine indemnification	—	—	(400.4)	—	—
Equity income of unconsolidated joint ventures	18.1	16.5	9.9	3.1	8.1
Other non-operating (expense), net	(5.0)	(2.9)	(2.2)	(5.3)	(4.3)
Income from indemnification and other settlements	—	23.1	—	41.3	—
Fair value adjustment (charge) of the noncontrolling interest prior to taking control	—	—	—	(11.5)	—
Interest (expense) / income, net	(1.5)	(1.7)	(2.2)	0.5	3.7
(Loss) / income before income taxes	336.1	404.9	(177.3)	13.2	254.0
Income tax expense / (benefit) (b)	23.6	36.7	36.9	(10.7)	38.2
Net (loss) / income including noncontrolling interests	312.5	368.2	(214.2)	23.9	215.8
Less: net income attributable to noncontrolling interests	10.5	11.2	11.9	5.1	2.5
Net (loss) / income	$302.0	$357.0	$(226.1)	$18.8	$213.3
Per share:
Basic	$4.73	$5.35	$(3.50)	$0.29	3.28
Diluted	$4.62	$5.19	$(3.50)	$0.29	3.24
Average number of outstanding common shares:
Basic	63,906,992	66,693,064	64,562,222	64,024,237	65,113,404
Diluted	65,323,389	68,829,440	64,562,222	65,030,557	65,871,941
Balance Sheet Data (at end of period):
Total assets	$1,747.0	$1,623.2	$1,524.9	$1,715.6	$1,776.0
Total debt	$76.2	$78.2	$113.5	$156.1	$250.0
Total Shareholders' equity	$676.4	$587.2	$412.3	$640.1	$601.5
Cash dividends per common share	$—	$—	$—	$0.07	0.28

(a) Due to the materiality of the streamlining expenses related to cost of sales during 2009, the amounts have been shown separately and comparable periods have been adjusted.

(b) The income tax provision for 2012 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Additionally, the income tax provision is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10-K. Additionally, a tax benefit of $4.1 million related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September, 2012 was recorded during the third quarter.

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
This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2012, 2011 and 2010 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.
Executive Overview

In 2012, the production of new trucks and buses greater than six tons declined in most markets, with exception of Japan and US, and we estimate that commercial vehicle production declined 10% globally. WABCO's sales during full year 2012 decreased by 11.3% (4.8% excluding foreign currency translation effects) compared with the same period a year ago. Overall, WABCO continued in 2012 to outperform in aggregate the global production of commercial vehicles.

In 2012, WABCO's global aftermarket sales decreased by 2% (an increase of 5% excluding foreign currency translation effects), compared with the same period a year ago, resulting in record aftermarket revenues on a currency adjusted basis. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

In the third quarter of 2012, WABCO inaugurated its second world-class manufacturing facility at Mahindra World City in Chennai, India. WABCO INDIA's newest plant will supply customers in Germany, Japan, Poland and the United States, among other markets internationally. WABCO INDIA owns and operates four world-class manufacturing sites located in India.

Also in the third quarter of 2012, WABCO opened its new sales and training center in Hanover, Germany, further extending the aftermarket capabilities of WABCO University to serve customers within the commercial vehicle industry. The new center is WABCO's largest of 14 training centers worldwide. WABCO University serves customers in 45 countries.

Throughout 2012 and despite declines in market demand, WABCO continued to deliver strong profitability, achieving an operating profit margin at 13.1% of sales. Also during 2012, WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering $66.6 million of materials and conversion productivity. Gross materials productivity in 2012 represented 5.3% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 4.4%. Conversion productivity in 2012 represented 6.2%, another robust result.

Our Markets and Our Customers
Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 57% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant euro to U.S. dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the growth in European T&B production by an average of 3% per year.

Year to Year Change	2008	2009	2010	2011	2012
Sales to European T&B OEMs (at a constant FX rate)	4%	(58)%	60%	34%	(10)%
European T&B Production	4%	(62)%	52%	31%	(9)%

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

Our aftermarket sales account for approximately 25% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, type of vehicles built, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (on a constant exchange to the U.S. dollar rate) have grown by 6% annually for the last five years as shown in the table below.

Year to Year Change	2008	2009	2010	2011	2012	Average Change
Aftermarket Sales (at Constant FX rate)	1%	(6)%	22%	8%	5%	6%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2012	2011	2010
Major End-Markets

OE Manufacturers:
Truck & Bus products	62%	64%	63%
Trailer products	9%	9%	7%
Car products	4%	4%	4%
Aftermarket	25%	23%	26%
	100%	100%	100%
Geography:
Europe	60%	62%	60%
North America	11%	9%	8%
South America	6%	7%	7%
Asia	20%	19%	22%
Other	3%	3%	3%
	100%	100%	100%
Our largest customer is Daimler, which accounts for approximately 11% of our sales. Volvo accounted for 10% of our sales in 2012. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2012 and 2011, our top 10 customers accounted for approximately 52% each year.
Results of Operations
Approximately 88.9% of our sales are outside the U.S. and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Year-over-year changes in sales, expenses and net income for 2012 compared with 2011 and 2011 compared with 2010, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2012 Compared with 2011

	Year ended December 31,			Excluding Foreign Exchange Translation *
(amounts in millions)	2012	2011	% change reported	2012 adjusted amount	% change adjusted
Sales	$2,477.4	$2,794.1	(11.3)%	$2,659.6	(4.8)%
Cost of sales	1,737.2	1,986.1	(12.5)%	1,862.8	(6.2)%
Gross profit	740.2	808.0	(8.4)%	796.8	(1.4)%
Operating expenses	415.7	438.1	(5.1)%	444.5	1.5%
Operating income	324.5	369.9	(12.3)%	352.3	(4.8)%
Equity in net income of unconsolidated joint ventures	18.1	16.5	9.7%	18.3	10.9%
Other non-operating (expense)/income, net	(5.0)	20.2	(124.8)%	(5.3)	(126.2)%
Interest (expense), net	(1.5)	(1.7)	(11.8)%	(1.5)	(11.8)%
Income before income taxes	336.1	404.9	(17.0)%	363.8	(10.2)%
Income tax expense	23.6	36.7	(35.7)%	27.0	(26.4)%
Net income including noncontrolling interests	312.5	368.2	(15.1)%	336.8	(8.5)%
Less: net income attributable to noncontrolling interests	10.5	11.2	(6.3)%	11.5	2.7%
Net income attributable to Company	$302.0	$357.0	(15.4)%	$325.3	(8.9)%
* Amounts translated using 2011 average exchange rates for comparability
Sales
Our sales for 2012 were $2,477.4 million, a decrease of 11.3% (4.8% excluding foreign currency translation effects) from $2,794.1 million in 2011. The decrease, excluding foreign currency translation effects, was predominately driven by a 10.2% decline in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, decreased approximately 13.9% (7.0% excluding foreign currency translation effects) for the full year 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 11.7% in North America, which benefited from increased commercial vehicle production. Total sales in Asia decreased 8.1% (4.4% excluding foreign currency translation effects). The sales drop in Asia included reduction in total sales in: India of 19.1% (7.8% excluding foreign currency translation effects), South Korea of 17.1% (14.7% excluding foreign currency translation effects), China of 6% (8.5% excluding foreign currency translation effects) and an increase in total sales in Japan of 11% (11.8% excluding foreign currency translation effects). Total sales in South America decreased 28.1% (15.9% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the emission mandate as well as the termination of the government sponsored incentive program at the end of 2011. Based on our analysis, we estimate that WABCO's sales growth for 2012 continued to outperform the aggregate global market. The global aftermarket sales decrease, included in the geographic numbers provided above, was 2.5% (increase of 5.2% excluding foreign currency translation effects). This performance, excluding foreign currency translation effects, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the year 2012 was $1,737.2 million, a decrease of $248.9 million ($123.3 million excluding foreign currency translation effects) from $1,986.1 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 0.9%, bringing net materials productivity to 4.4% for the year. This productivity achievement resulted in $43.0 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $16.8 million, while our productivity efforts generated $23.6 million of savings, or 6.1% of the conversion costs. Better claims experience decreased warranty expenses by $10.4 million compared to last year. Absorption of overhead costs and other indirect costs were unfavorable by $37.3 million versus the prior year. Volume and mix decreased cost of sales by $78.6 million, and together with the decrease in sales contributed $31.9 million to decrease of gross profit. Sales price reductions had a negative impact of $16.9 million on gross profit, or 0.6% of sales. Foreign currency translational effects decreased cost of sales by $125.7 million, but combined with translational effects on sales they negatively affected gross profit in the amount of $56.6 million. Foreign currency transactional impacts decreased cost of sales by $21.8 million and positively affected gross profit in the amount of $14.7 million. The net result of all these changes was a decrease in gross profit of $67.8 million (or $11.2 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $22.4 million (increased by $6.4 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprises increases in labor and other cost inflation of $10.5 million, research and development investments of $7.8 million and streamlining and separation expenses of $9.2 million. These increases are partially offset by reduction in incentive compensation of $16.1 million, reduction in our UK pension obligation of $4.3 million and other net savings of $0.7 million.
Equity in Net Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased $1.6 million to $18.1 million in 2012 as compared to $16.5 million in 2011. The increase was primarily driven by income from the Meritor WABCO joint venture, which increased by $1.7 million.
Other Non-Operating Expense, net
2011 non-operating income amounted to $20.2 million. This amount was primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements. Absent this income our other non-operating result, net was an expense $5.0 million in 2012. The primary component of the 2012 expense was driven by the accrual of a tax indemnification liability of $3.4 million.
Interest Expense, net
Net interest expense decreased by $0.2 million to $1.5 million of expense in 2012 compared to $1.7 million of expense in 2011.
Income Taxes
The income tax provision for 2012 was $23.6 million on $336.1 million of pre-tax income before adjusting for noncontrolling interest, compared with $36.7 million on a pre-tax income of $404.9 million before adjusting for noncontrolling interest in 2011. The tax provision for 2012 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Additionally, the income tax provision is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10-K. Furthermore, a tax benefit of $4.1 million related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September, 2012 was recorded during the third quarter.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased by $0.7 million (increased by $0.3 million excluding foreign currency translation effects) to $10.5 million in 2012. The decline is primarily the result of a decrease in earnings from WABCO INDIA, partially offset by improved results of WABCO Compressor Manufacturing.
Backlog
Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1.1 billion at the end of 2012, down 2.9% (0.5% excluding foreign currency translation effects) from the end of 2011. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2011 Compared with 2010

	Year ended December 31,			Excluding Foreign Exchange Translation **
(amounts in millions)	2011	2010	% change reported	2011 adjusted amount	% change adjusted
Sales	$2,794.1	$2,175.7	28.4%	$2,661.3	22.3%
Cost of sales	1,986.1	1,560.6	27.3%	1,888.0	21.0%
Gross profit	808.0	615.1	31.4%	773.3	25.7%
Operating expenses	438.1	397.5	10.2%	419.3	5.5%
Operating income	369.9	217.6	70.0%	354	62.7%
Equity in net income of unconsolidated joint ventures	16.5	9.9	66.7%	16.4	65.7%
Other non-operating income/(expense), net	20.2	(402.6)	*	27.8	*
Interest (expense), net	(1.7)	(2.2)	(22.7)%	(1.7)	(22.7)%
Income/(loss) before income taxes	404.9	(177.3)	*	396.5	*
Income tax expense	36.7	36.9	(0.5)%	35.9	(2.7)%
Net income/(loss) including noncontrolling interests	368.2	(214.2)	*	360.6	*
Less: net income attributable to noncontrolling interests	11.2	11.9	(5.9)%	11.5	(3.4)%
Net income/(loss) attributable to Company	$357.0	$(226.1)	*	$349.1	*
* Percentage change not considered meaningful
** Amounts translated using 2010 average exchange rates for comparability
Sales
Our sales for 2011 were $2,794.1 million, an increase of 28.4% (22.3% excluding foreign currency translation effects) from $2,175.7 million in 2010. The increase was attributable to the higher levels of commercial vehicle production that was evident in most regions across the world, expansion of our aftermarket and car businesses, as well as increased WABCO content per vehicle on trucks, buses and trailers globally. Total sales in Europe, our largest market, increased approximately 31.8% (24.5% excluding foreign currency translation effects) for the full year 2011. Total sales increased 42.5% in North America. Total sales in Asia increased 13.2% (9.4% excluding foreign currency translation effects). The sales growth in Asia included an increase in total sales in India of 14.7% (16.8% excluding foreign currency translation effects) and an increase in total sales in China of 1.5% (a decrease of 2.8% excluding foreign currency translation effects), which was impacted by the anticipated decline in production of new trucks and buses in China. Total sales in South America increased 27.7% (20.9% excluding foreign currency translation effects). Based on our analysis, we estimate that WABCO's sales growth for 2011 outperformed the aggregate global market. The global aftermarket sales increase, included in the geographic numbers provided above, was 13.2% (8.0% excluding foreign currency translation effects), resulting in record aftermarket revenues.
Cost of Sales and Gross Profit
Our cost of sales for the year 2011 was $1,986.1 million, an increase of $425.5 million ($327.4 million excluding foreign currency translation effects) from $1,560.6 million in 2010. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 2.0%, bringing net materials productivity to 3.3% for the year. This productivity achievement resulted in $37.7 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $18.6 million, while our productivity efforts generated $25.5 million of savings, or 5.9% of the conversion costs. Warranty expenses were higher compared to last year by $7.9 million, driven mostly by increased volume. Absorption of overhead costs and other indirect costs were favorable by $45.9 million versus the prior year. Volume and mix increased cost of sales by $398.0 million, and contributed $109.4 million to increase of gross profit. Sales price reductions had a negative impact of $26.6 million on gross profit, or 1.0% of sales. Foreign currency translational effects increased cost of sales by $98.2 million and combined with translational effects on sales they positively affected gross profit in the amount of $34.8 million. Foreign currency transactional impacts increased cost of sales by $11.9 million and negatively affected gross profit in the amount of $7.3 million. The net result of all these changes was an increase in gross profit of $192.9 million (or $158.2 excluding foreign currency translation effects).

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
Other Non-Operating Expense, net
In 2010 we incurred an expense for the EC Fine indemnification in the amount of $400.4 million, driving the majority of the other non-operating expense incurred last year of $402.6 million. Absent this expense in 2011, our other non-operating income, net was $20.2 million. This amount was primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements.
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
Income Taxes
The income tax provision for 2011 was $36.7 million on $404.9 million of pre-tax income before adjusting for noncontrolling interest, compared with $36.9 million on a pre-tax loss of $177.3 million before adjusting for noncontrolling interest in 2010. The tax charge for 2011 was the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions and benefits from certain foreign tax planning. Furthermore, income tax expense was partially offset by the release of tax accruals of approximately $19.2 million as a consequence of the settlement of foreign tax audits and the expiration of a statute of limitation. Additionally, the Company provided a tax provision of $12.7 million during the fourth quarter of 2011 due to the Company's decision to repatriate earnings from a foreign affiliate of approximately $299 million.
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
We believe the combination of expected cash flows, the revolving credit facility being committed until September 2016, and the Accounts Receivable Securitization Program maturing in September 2015 (subject to annual renewal) will provide us with adequate liquidity to support the Company's operations.
The Company also has the ability to access a wide range of additional external financing instruments.
Specifically for 2013 we expect our consolidated cash flow to be in line with the Company's 2012 cash flow profile, and there are no known trends or uncertainties that are reasonably expected to have a material effect on the separate sources and uses of cash.

As of December 31, 2012, $99.2 million of the $175.0 million of cash and cash equivalents on the consolidated balance sheet was held by foreign subsidiaries, confirming our focus and intent to use our cash outside the U.S. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the U.S. and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2012. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the U.S. to be approximately $475 million as December 31, 2012, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

Cash Flows for 2012 Compared with 2011
Net cash provided by operating activities was $358.3 million for 2012 compared with net cash provided by operating activities of $332.0 million for 2011.
We recorded net income including noncontrolling interests of $312.5 million for 2012 compared with net income including noncontrolling interests of $368.2 million for 2011. Net income for 2012 included noncash elements such as depreciation and amortization of $76.9 million. Our working capital increase was primarily driven by a reduction in accounts payable due to timing of payments at year end. Inventory levels decreased with business activity, while accounts receivable increased, partially due to late payments from customers. Although we had a positive impact from working capital in the second half of the year, this could not offset entirely the increase of the first half of the year.
The change in other accrued liabilities and taxes was a decrease of $37.9 million for 2012 compared to a decrease of $4.4 million for 2011. The major drivers of this change were tax related items, change in incentive compensation accruals, decreases in freight accruals as well as in short term portion of warranty accruals. The change in other current and long-term assets for 2012 was a decrease of $23.0 million compared to an increase of $34.8 million for 2011. The main drivers of this change were decreases in tax related items and restricted cash related to the Accounts Receivable Securitization Program. The change in other long-term liabilities for 2012 was an increase of $2.1 million compared to an increase of $8.6 million for 2011. The main drivers were increases in a long term portion of warranty accrual partially offset by s decrease in long term tax related items which included the release of accruals for uncertain tax positions due to certain government filings in January 2012 as previously disclosed in the Company's 2011 Form 10-K.
The net cash used in investing activities amounted to $105.6 million in 2012 compared to net cash used in investing activities of $105.2 million in 2011. The net cash usage for 2012 includes capital expenditures of $43.2 million of investments in tooling, $48.4 million on plant and equipment and $8.8 million in computer software, which supported our market growth and new programs in 2012. Additionally we spent $5.1 million for acquisitions. This compared with $40.1 million of investments in tooling, $58.2 million on plant and equipment and $6.9 million in computer software in 2011.
The net cash used by financing activities during 2012 amounted to $182.6 million compared to net cash used by financing activities of $183.5 million during 2011.
As of December 31, 2012, our total third party debt was $76.2 million consisting primarily of $46.3 million of short-term debt borrowed under our $400 million five-year revolving credit facility. During 2012, we repaid approximately $11.6 million of debt outstanding at December 31, 2011 on our revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $29.5 million classified as short-term debt. The increase in net borrowings of short-term debt from the prior year of $3.6 million is driven by a $27.7 million loan under a short-term borrowing with Société Générale Bank Nederland N.V. related to the Accounts Receivable Securitization Program.
We received $28.6 million of stock option proceeds during 2012 compared with $36.6 million in 2011. The number of stock options exercised in 2012 and 2011 were 1,312,288 and 1,630,838, respectively.
During 2012, we repurchased shares in the amount of $198.9 million of which $2.5 million was not settled until after December 31, 2012. As of December 31, 2012, we had the authority to make an additional $420.6 million of share repurchases. Between January 1, 2013 and February 13, 2013, we have repurchased an additional 88,700 shares for a total of $5.8 million.

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

As of December 31, 2012, this is our principal bank credit facility, and it expires on September 1, 2016. It replaced our prior $800 million multi-currency five-year senior unsecured revolving credit facility.

Under the revolving credit facility, we may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of December 31, 2012, and up to $50 million is available in the form of swingline loans, all $50.0 million of which was available for use as of December 31, 2012. At December 31, 2012 and December 31, 2011, the carrying amount of this facility approximated fair value based on level 2 inputs. The balance outstanding on this facility as of December 31, 2012, was $46.3 million in addition to $1.3 million of letters of credit, compared to respectively $52 million and $1.3 million at December 2011. The aggregate interest rate applicable on loan drawings at December 31, 2012 and December 31, 2011 was respectively 0.931% and 1.0963%.

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

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. At December 31, 2012 we had the ability to borrow an incremental $352.4 million under our revolving credit facility and we were in compliance with all the covenants.
As of December 31, 2012, the Company's various subsidiaries had borrowings from banks totaling $29.5 million, of which $27.7 million relates to our Accounts Receivable Securitization Program, compared to respectively $26.2 million and $24.4 million at December 31, 2011. The remaining $1.8 million supports local working capital requirements.
Accounts Receivable Securitization Program & Financing Receivables
As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity.  Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale Bank Nederland N.V. ("Société Générale") on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program is €80 million, following the voluntary reduction in January 2013 of the program from €100 million to €80million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivables Securitization Program in September 2012 for one additional year.
During the year ended December 31, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the year ended December 31, 2012 was €731.7 million ($941.1 million at weighted average December 31, 2012 year-to-date exchange rates), compared to €816.8 million ($1,136.8 million at weighted average December 31, 2011exchange rates) during the year ended December 31, 2011. The amount of eligible receivables sold and outstanding at December 31, 2012 amounted to €67.4 million ($89.1 million at December 31, 2012 exchange rates), compared to €76.6 million ($99.3 million at December 31, 2011 exchange rates).
As a result of the sale, accounts receivable decreased by $89.1 million and cash and cash equivalents increased by $51.7 million, compared to respectively $99.3 million and $52.5 million in 2011. The remaining amount of proceeds of $37.4 million is a subordinated deposit, before cash collections with Société Générale at December 31, 2012, compared to $46.8 million at December 31, 2011.
As a result of the Company's access to the cash collections of the sold receivables, the company collected $39.1 million of additional cash as of December 31, 2012. Of these cash receipts, $27.7 million is classified on the consolidated balance sheet as loans payable to bank and $11.4 million reduced the subordinated deposit to $26.0 million which is classified as restricted cash on the consolidated balance sheet at December 31, 2012.
Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €9.8 million ($12.9 million at December 31, 2012 exchange rates), compared to €1.8 million ($2.3 million at December 31, 2011 exchange rates) in 2011.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2012 were both immaterial. Servicing fees paid for the program were $0.8 million, $1.4 million and $1.8 million for the year ended December 31, 2012, 2011 and 2010 respectively
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2012 and 2011 were $33.3 million and $62.8 million, respectively, resulting in expenses of $0.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively, which are included in “Other non-operating expense, net.” The carrying amounts of these guaranteed notes receivable are $41.2 million and $40.0 million as of December 31, 2012 and December 31, 2011, respectively, and are included in “other current assets” on the consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of December 31, 2012 or December 31, 2011.

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

Foreign exchange contracts are used by us to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2012, forward contracts for an aggregate notional amount of €43.4 million ($57.4 million at December 31, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the twelve months ended December 31, 2012 was $0.4 million. The majority of these exchange contracts were entered into on December 28, 2012. The fair value of the derivatives was immaterial.

Off-Balance Sheet Arrangements
    Please see the disclosure above in “Accounts Receivable Securitization Program.”

Contractual Obligations
Following is a summary of contractual obligations as of December 31, 2012.
Aggregate Contractual Obligations
As of December 31, 2012
(in millions)

Payments due by period(1)
Contractual Obligation	Total	2013	2014 and 2015	2016 and 2017	Beyond 2017
Debt obligations (principal plus interest)(2)	$76.2	$76.2	$—	$—	$—
Operating lease obligations(3)	68.4	18.8	22.3	15.0	12.3
Tax indemnifications(4)	18.8	—	—	—	—
Purchase obligations(5)	174.0	174.0	—	—	—
Unfunded pension and post-retirement benefits(6)	301.9	29.6	59.9	60.5	151.9
Tax liabilities(7)	47.7	—	—	—	—
Total	$687.0	$298.6	$82.2	$75.5	$164.2

(1)
The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our revolving credit facility will depend on the amount of debt outstanding under the agreement in each year.

(2)	Amounts shown for debt obligations include the associated interest amounting to $0.1 million, calculated at the December 31, 2012 rates applicable to each type of debt.

(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2012.

(4)
Amounts are probable and estimable costs that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. The entire $18.8 million is classified as long term and the Company is currently unable to estimate the timing of the potential amounts to be paid.

(5)
In the normal course of business we expect to purchase approximately $1.5 billion in 2013 of materials and services, and estimate that on average no more than approximately $174.0 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.5 billion, $1.7 billion and $1.3 billion on materials and services in 2012, 2011 and 2010, respectively.

(6)
Amounts represent undiscounted projected benefit payments to WABCO's unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2013. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2012 and include benefits attributable to estimated future employee service of current employees.

(7)
Amounts represent the Company's unrecognized tax benefits (including interest of $5.7 million) potentially owed to tax authorities as described in Note 15 - Income Taxes. The remaining $42.0 million liability is classified as long term and the Company is currently unable to estimate the timing of potential amounts to be paid.

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
We believe that of our significant accounting policies (see Note 2 of Notes to Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are allowance for doubtful accounts, inventory reserves, property, plant and equipment, goodwill, stock-based compensation, post-retirement benefits, warranties, income taxes, and contingencies.

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
The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2012, and the Company's goodwill was not at risk for failing the first step of its impairment test.
Stock-Based Compensation-The Company measures and recognizes in its combined statement of income the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units and restricted stock grants based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four year historical volatility of WABCO and the median most recent one year historical volatility of WABCO's peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant. Of these assumptions, the expected term of the option and expected volatility of WABCO's common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO's stock. An increase in the volatility of WABCO's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate. An increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense. Commencing in 2013, the Company will replace stock options with performance share units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative performance earnings per share goals approved by the Compensation, Nominating and Governance Committee of the Board of Directors.
Post-Retirement Benefits- The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated Aa or better by Moody's Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the U.S. are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $6.9 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would not materially increase annual health insurance costs. The impact of Health Care Reform legislation in the U.S. is immaterial to WABCO. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 12 of Notes to the Consolidated Financial Statements.
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
To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 1.1% in 2012, 1.5% in 2011 and 1.5% in 2010. We do not expect this percentage to change in the near future. See Note 14 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.
Income taxes-We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. Deferred tax assets have been reduced by a valuation allowance of $240.2 million at December 31, 2012 foreign exchange rates related to foreign net operating losses. We calculated this valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and maintain it until sufficient positive evidence exists to support a reversal.
Because evidence such as our historical operating results during the most recent years is afforded more weight than forecasted results for future periods, our cumulative loss during the three-year period ended December 31, 2012 represents sufficient negative evidence regarding the need for a full valuation allowance under ASC 740. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. We may be required to release all or a portion of this valuation allowance in the next 12 months, although the exact timing and the portion of the valuation allowance released are subject to the level of profitability that we are able to actually achieve for the year and our visibility into future period results.
We expect that the release of the valuation allowance will be recorded as an income tax benefit at the time of release, significantly increasing our reported net income, thus, significantly reducing our effective tax rate and likely resulting in a negative effective tax rate. However, we expect our effective tax rate to increase in subsequent periods following any significant release of the valuation allowance. Our net income and effective tax rate will be negatively affected in periods following the release. However, any valuation allowance release will not affect the amount of cash paid for income taxes.
We also estimate our effective income tax rate quarterly, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective rate to vary significantly. In addition, changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.
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

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position was not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in the notes to the financial statements.

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 16 - Tax and Indemnification Liabilities Transferred from Trane to WABCO, in Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $18.8 million.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Approximately 71% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production was consistently growing since 2001. In the fourth quarter of 2008, however, the global commercial vehicle markets started to experience a significant decline that was unprecedented in its breadth, depth and speed which continued through 2009. All markets experienced favorable growth in 2010 while our most developed markets again experienced favorable growth in 2011. 2012 saw most markets decline with only our markets in North America and Japan experiencing growth. Our markets are difficult to predict; however, in 2013 we are anticipating mixed markets with a few estimated to grow and others anticipated to be flat to down versus 2012. The continued adoption of new technologies by truck and bus manufacturers helps our business outperform the rate of truck and bus production over the longer term. The commercial vehicle industry is not subject to material seasonal impacts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.
Foreign Currency Exchange Rates
We conduct operations through controlled subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea, India and Japan as well as the US. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (“VAR”) methodology to our foreign currency exchange rate exposure, across the translational, cash flow and balance sheet exposures for the year 2012, the potential maximum loss in earnings is estimated to be $12 million which is based on a 1- year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties.
Interest Rate Sensitivity
All of the Company's financial debt and investments are based on floating rates. Even material moves of the interest rates, based on the weighted average of net outstanding interest bearing debt in 2012, would have an immaterial effect on our 2012 earnings.
Commodity Exposures
We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers.
Applying a VAR methodology to this exposure, the potential maximum loss in earnings is estimated to be $25 million which is based on a 1-year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income / (loss), and cash flows for each of the three years in the period ended December 31, 2012.  Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Harry Everaerts, Partner
Brussels, Belgium
February 15, 2013

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2012	2011	2010
Sales	$2,477.4	$2,794.1	$2,175.7
Cost of sales	1,737.2	1,986.1	1,560.6
Gross Profit	740.2	808.0	615.1
Costs and expenses:
Selling and administrative expenses	308.2	327.2	306.6
Product engineering expenses	104.3	105.1	85.9
Other operating expense, net	3.2	5.8	5.0
Operating income	324.5	369.9	217.6
European Commission fine indemnification	—	—	(400.4)
Equity income of unconsolidated joint ventures, net	18.1	16.5	9.9
Other non-operating expense, net	(5.0)	(2.9)	(2.2)
Indemnification settlements, net	—	23.1	—
Interest expense, net	(1.5)	(1.7)	(2.2)
Income / (loss) before income taxes	336.1	404.9	(177.3)
Income tax expense	23.6	36.7	36.9
Net income / (loss) including noncontrolling interests	312.5	368.2	(214.2)
Less: net income attributable to noncontrolling interests	10.5	11.2	11.9
Net income / (loss) attributable to Company	$302.0	$357.0	$(226.1)
Net income / (loss) attributable to Company per common share
Basic	$4.73	$5.35	$(3.50)
Diluted	$4.62	$5.19	$(3.50)
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	63,906,992	66,693,064	64,562,222
Diluted	65,323,389	68,829,440	64,562,222
See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,
(Amounts in millions)	2012	2011	2010
Net income/(loss) including noncontrolling interests	$312.5	$368.2	$(214.2)
Foreign currency translation effects	(0.8)	(54.4)	(52.1)
Unrealized (losses)/gains on benefit plans, net of tax	(56.6)	0.1	(3.0)
Prior service cost arising during period (net of taxes of $0.1 in 2012)	0.1	—	—
Net actuarial loss arising during the period (net of taxes of $25.3 in 2012, $1.1 in 2011 and $1.5 in 2010)	(58.1)	(1.7)	(5.1)
Recognized net actuarial gain (net of taxes of $0.6 in 2012, $0.7 in 2011 and $0.8 in 2010)	1.5	1.7	2.0
Less: amortization of prior service cost (net of taxes $0.1 in each year)	(0.1)	0.1	0.1
Comprehensive income/(loss) including noncontrolling interests	$255.1	$313.9	$(269.3)
Less: Comprehensive income attributable to noncontrolling interests	9.1	5.6	13.4
Comprehensive income/(loss) attributable to Company	$246.0	$308.3	$(282.7)

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$175.0	$102.4
Accounts receivable, less allowance for doubtful accounts of $3.6 in 2012 and $3.4 in 2011	301.5	296.3
Inventories	191.8	198.0
Taxes receivable on income	—	18.5
Future income tax benefits	13.8	8.7
Restricted cash	26.0	34.4
Guaranteed notes receivable	41.2	40.0
Other current assets	43.3	52.4
Total current assets	792.6	750.7
Property, plant and equipment, less accumulated depreciation	389.0	357.4
Goodwill	371.7	363.9
Long-term future income tax benefits	91.5	58.8
Investments in unconsolidated joint ventures	20.5	16.5
Intangible assets, net	39.4	35.6
Other assets	42.3	40.3
TOTAL ASSETS	$1,747.0	$1,623.2
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$76.2	$26.2
Accounts payable	115.4	137.8
Accrued payroll	94.2	108.1
Current portion of warranties	33.8	42.3
Taxes payable	5.7	—
Indemnification liabilities	—	11.2
Income tax liabilities	—	4.9
Other accrued liabilities	120.4	121.1
Total current liabilities	445.7	451.6
Long-term debt	—	52.0
Post-retirement benefits	430.6	348.6
Deferred tax liabilities	29.9	25.8
Long-term income tax liabilities	47.7	67.0
Other liabilities	64.4	42.4
Total liabilities	1,018.3	987.4
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 75,755,306 in 2012; 74,242,930 in 2011; and shares outstanding: 62,747,151 in 2012; 64,765,655 in 2011	0.7	0.7
Capital surplus	735.5	693.4
Treasury stock, at cost: 13,008,155 shares in 2012; 9,477,275 shares in 2011	(655.8)	(456.8)
Retained earnings	718.6	416.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(15.4)	(16.1)
Unrealized losses on benefit plans, net of tax	(107.2)	(50.6)
Total shareholders’ equity	676.4	587.2
Noncontrolling interests	52.3	48.6
Total equity	728.7	635.8
TOTAL LIABILITIES AND EQUITY	1,747.0	1,623.2

See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Operating activities:
Net income / (loss) including noncontrolling interests	$312.5	$368.2	$(214.2)
Adjustments to reconcile net income / (loss) to net cash provided / (used) by operating activities:
Depreciation	65.6	66.4	66.3
Amortization of intangibles	11.3	11.8	17.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(3.0)	(2.1)	(1.5)
Non-cash stock compensation	14.3	13.7	13.0
Deferred income tax (expense) / benefit	(2.9)	1.9	(2.6)
Loss on sale or disposal of property, plant and equipment	0.3	1.1	7.4
Indemnification settlements, net	—	(23.1)	—
Changes in assets and liabilities:
Accounts receivable, net	(6.2)	(40.1)	(3.8)
Inventories	5.7	(14.8)	(41.8)
Accounts payable	(23.0)	(18.1)	50.3
Other accrued liabilities and taxes	(37.9)	(4.4)	51.0
Post - retirement benefits	(3.5)	(2.3)	10.7
Other current and long-term assets	23.0	(34.8)	(101.7)
Other long-term liabilities	2.1	8.6	(40.1)
Net cash provided / (used) by operating activities	358.3	332.0	(190.0)
Investing activities:
Purchases of property, plant and equipment	(91.7)	(98.3)	(65.7)
Investments in capitalized software	(8.8)	(6.9)	(8.0)
Proceeds from the disposal of property, plant and equipment		—	3.0
Acquisitions, net	(5.1)	—	—
Net cash used in investing activities	(105.6)	(105.2)	(70.7)
Financing activities:
Net repayments of revolving credit facilities	(11.6)	(46.6)	(66.4)
Borrowings / (payments) of capital leases	0.6	(0.2)	(0.4)
Net borrowings of short-term debt	3.6	10.4	13.9
Purchases of treasury stock	(198.3)	(178.9)	—
Dividends to noncontrolling interest holders	(5.5)	(4.8)	(4.3)
Proceeds from exercise of stock options	28.6	36.6	41.8
Net cash used in financing activities	(182.6)	(183.5)	(15.4)
Effect of exchange rate changes on cash and cash equivalents	2.5	(8.0)	(7.0)
Net increase / (decrease) in cash and cash equivalents	72.6	35.3	(283.1)
Cash and cash equivalents at beginning of period	102.4	67.1	350.2
Cash and cash equivalents at end of period	$175.0	$102.4	$67.1
Cash paid during the period for:
Interest	$1.1	$1.1	1.9
Income taxes	$30.3	$54.1	47.9
Non cash items for the period:
Treasury stock purchase accrual	$2.5	$1.7	—
See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation	Unrealized Losses on Benefit Plans, net of tax	Non Controlling Interests
Balance at December 31, 2009	$0.7	$591.5	$(276.3)	$285.7	$88.4	$(49.9)	$38.8
Net income	—	—	—	(226.1)			11.9
Foreign currency translation					(55.4)	1.8	1.5
Other comprehensive income						(3.0)
Stock options exercised	—	41.8	—	—
Stock-based compensation	—	13.0	—	—
Other stock issued	—	0.1	—	—
Dividends paid	—	—	—	—			(4.3)
Balance at December 31, 2010	$0.7	$646.4	$(276.3)	$59.6	$33.0	$(51.1)	$47.9
Net income	—	—	—	357.0			11.2
Foreign currency translation					(49.1)	0.4	(5.7)
Other comprehensive income						0.1
Treasury stock purchased	—	—	(180.5)	—
Stock options exercised	—	36.6	—	—
Stock-based compensation	—	10.4	—	—
Dividends paid	—	—	—	—			(4.8)
Balance at December 31, 2011	$0.7	$693.4	$(456.8)	$416.6	$(16.1)	$(50.6)	$48.6
Net income	—	—	—	302.0			10.5
Foreign currency translation					0.7	—	(1.4)
Other comprehensive income						(56.6)
Treasury stock purchased	—	—	(199.0)	—
Stock options exercised	—	28.5	—	—
Stock-based compensation	—	13.6	—	—
Dividends paid	—	—	—	—			(5.4)
Balance at December 31, 2012	$0.7	$735.5	$(655.8)	$718.6	$(15.4)	$(107.2)	$52.3
See Notes to Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1.	Description of Company
WABCO Holdings Inc. and its subsidiaries (collectively “WABCO” or the “Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (“ABS”), electronic braking systems (“EBS”), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe, North America and Asia. In addition, we sell replacement parts, diagnostic tools, training, remanufacturing and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (“OEMs”), trailer OEMs, aftermarket distributors of replacement parts and services and automotive OEMs.

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. The Company was purchased by American Standard Companies Inc. (or “American Standard”) in 1968 and operated as the Vehicle Control Systems business division within American Standard until the Company was spun off from American Standard on July 31, 2007. Subsequent to the spin-off, American Standard changed its name to Trane Inc., which is herein referred to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (“Ingersoll Rand”) and exists today as a wholly owned subsidiary of Ingersoll Rand.

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

NOTE 2. Summary of Significant Accounting Policies
Use of Estimates-The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to allowance for doubtful accounts, inventory reserves, property, plant and equipment, goodwill, warranties, post-retirement benefits, income taxes and stock-based compensation. Allocation methods are described in the notes to these consolidated financial statements where appropriate.
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
WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, WABCO recorded $36.6 million, $43.0 million and $33.9 million in 2012, 2011 and 2010, respectively, in the accompanying consolidated statements of income.
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
Property, Plant & Equipment-Property, plant and equipment balances, including tooling, are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. WABCO assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred.

Depreciation-Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings, 3 to 5 years for tooling and 5 to 15 years for machinery and equipment.
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
The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2012.
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
Debt Issuance Costs-The costs related to the issuance of debt are capitalized and amortized over the life of the related debt. The Company has a balance of $2.3 million related to deferred financing costs included in other assets as of December 31, 2012. A total of $0.5 million was amortized during the year ended December 31, 2012 and included in selling and administrative expenses.
Warranties-Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of sales totaled 1.1% in 2012, 1.5% in 2011 and 1.5% in 2010. See Note 13 for a summary of warranties.
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
Fair Value of Financial Instruments-Financial instruments consist mainly of cash, accounts receivable, accounts payable and loans payable to banks. At December 31, 2012 and 2011, the carrying amounts of these instruments approximated their fair values. At December 31, 2011, long-term debt also approximated fair value.
Derivative Instruments and Hedging Activities-The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments which qualify for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net or other operating expense, net. See Note 19 for further details on derivative instruments.

Research, Development and Engineering Expenses-Research and development costs are expensed as incurred. WABCO expended approximately $104.3 million in 2012, $105.1 million in 2011 and $85.9 million in 2010 for research activities, product development and for product engineering.
Income Taxes-Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries, except Brazil, that are indefinitely reinvested.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We calculated this valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made.

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

	Year Ended December 31,
	2012	2011	2010
Weighted average incremental shares included	1,416,397	2,136,376	—
Shares excluded due to anti-dilutive effect	480,756	205,321	—

Comprehensive Income / (Loss)-Comprehensive income / (loss) consists of net income, foreign currency translation adjustments, pension liability adjustments and unrecognized gains or losses on post-retirement benefit plans and is presented in the accompanying consolidated statement of shareholders' equity and comprehensive income.
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
The adoption of recently issued accounting standards did not have a material impact on the consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the consolidated financial statements.
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
The main purpose of ASU 2011-12 was to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, therefore it did not have an impact on the Company's consolidated financial statements.

NOTE 4.	Streamlining Expenses
The Company classifies employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. The company accounts for employee related terminations as streamlining when the position is not being replaced. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.
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
Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (“Other Programs”). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of December 31, 2012.
The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2012 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges.

2008 / 2009 Program
Balance as of December 31, 2011	$17.5
Charges during 2012	—
Payments during 2012	(7.3)
Balance as of December 31, 2012	$10.2
Other Programs
Balance as of December 31, 2011	$2.3
Charges during 2012	12.9
Payments during 2012	(5.3)
Balance as of December 31, 2012	$9.9
Total foreign exchange translation effects	$0.3
Total streamlining liability as of December 31, 2012	$20.4
A balance of $10.9 million is included in other liabilities (non-current) and $9.5 million is included in other accrued liabilities (current) as of December 31, 2012.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Year Ended December 31, 2012		Cumulative Charges as of December 31, 2012
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$5.2	$45.7	$10.0
Employee-related charges – selling and administrative	—	7.5	45.8	9.5
Total employee related charges	—	12.7	91.5	19.5
Asset write-offs	—	0.2	—	1.0
Total program costs	$—	$12.9	$91.5	$20.5

NOTE 5.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2012, 2011 and 2010.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2009	70,034,252	(5,956,806)	64,077,446
Shares issued upon exercise of stock options	2,231,178	—	2,231,178
Shares issued upon vesting of RSUs	149,985	—	149,985
Shares purchased for treasury	—	—	—
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	1,630,838	—	1,630,838
Shares issued upon vesting of RSUs	196,677	—	196,677
Shares purchased for treasury	—	(3,520,469)	(3,520,469)
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
Shares issued upon exercise of stock options	1,312,288	—	1,312,288
Shares issued upon vesting of RSUs	200,088	—	200,088
Shares purchased for treasury	—	(3,530,880)	(3,530,880)
Balance, December 31, 2012	75,755,306	(13,008,155)	62,747,151

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2012, no shares have been reissued.
The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. The authorization by the Board of Directors on May 26, 2011 approved the purchase of shares in an amount not to exceed $400.0 million which expires on May 31, 2013. Additionally on October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400.0 million of common shares at the discretion of management for a period until December 31, 2014.
As of December 31, 2012, the Company had repurchased a total of $379.4 million of shares leaving an unexpended balance of $420.6 million available to repurchase shares in the future. Between January 1, 2013 and February 13, 2013, the Company has repurchased an additional 88,700 shares for a total of $5.8 million. The Company plans to continue to purchase shares at prevailing market prices. Timing will vary depending on market conditions and other factors.

NOTE 6.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on our common stock in 2012, 2011 and 2010.
The WABCO Holdings Inc. 2007 Omnibus Incentive Plan (the “2007 Omnibus Plan”), was formally adopted by our Board of Directors prior to the Distribution. The 2007 Omnibus Plan was replaced in May 2009 by the WABCO Holdings Inc. 2009 Omnibus Incentive Plan (the “2009 Omnibus Plan”) which was approved by the shareholders at the Annual Meeting of Shareholders. The 2009 Omnibus plan is intended to promote our long-term financial success and increase shareholder value by providing us with the flexibility to implement annual and long-term cash, equity and equity-based incentives. The 2009 Omnibus Plan is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance. Under the 2009 Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock units, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the 2009 Omnibus Plan is 5,100,000. No participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted shares or restricted stock units, with respect to 200,000 shares or units as the case may be during any calendar year. If an award under either the 2007 Omnibus Plan or the 2009 Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, the unpurchased shares will become available for future grant or sale under the 2009 Omnibus Plan. At December 31, 2012, options to purchase a total of 3,233,923 shares, RSUs and restricted shares were outstanding and there were 4,037,477 shares remaining available for grant under the 2009 Omnibus Plan.
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation (before tax effects)	$14.3	$13.7	$13.0
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Shares underlying options			Weighted - Average Exercise Price	Weighted - Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2009	4,495,532	2,771,001	7,266,533	$23.78
Options Granted	564,848	—	564,848	$27.49	$9.80
Options Exercised	(859,444)	(1,371,734)	(2,231,178)	$18.75
Options Forfeited	(124,179)	(134,234)	(258,413)	$29.33
Options Outstanding December 31, 2010	4,076,757	1,265,033	5,341,790	$26.02
Options Granted	276,287	—	276,287	$59.24	$22.94
Options Exercised	(1,228,475)	(403,731)	(1,632,206)	$22.52
Options Forfeited	(34,329)	(8,865)	(43,194)	$34.12
Options Outstanding December 31, 2011	3,090,240	852,437	3,942,677	$29.61
Options Granted	284,691	—	284,691	$58.71	$23.10
Options Exercised	(1,037,538)	(279,205)	(1,316,743)	$21.90
Options Forfeited	(37,260)	(5,173)	(42,433)	$40.74
Options Outstanding December 31, 2012	2,300,133	568,059	2,868,192	$35.82

Exercisable at December 31, 2012	1,573,314	568,059	2,141,373	$33.06

RSUs Outstanding December 31, 2009	503,729
RSUs Granted	235,201				$25.81
RSUs Vested	(190,706)				$22.07
RSUs Forfeited	(24,831)				$18.54
RSUs Outstanding December 31, 2010	523,393				$19.93
RSUs Granted	220,181				$62.44
RSUs Vested	(245,035)				$19.87
RSUs Forfeited	(13,695)				$37.55
RSUs Outstanding December 31, 2011	484,844				$38.80
RSUs Granted	133,804				$58.47
RSUs Vested	(232,980)				$23.14
RSUs Forfeited	(19,937)				$53.63
RSUs Outstanding December 31, 2012	365,731				$55.08

In 2012, a total of 284,691 options were granted of which all are exercisable in equal installments over a period of three years. In 2011, a total of 276,287 options were granted of which all are exercisable in equal installments over a period of three years. In 2010, a total of 564,848 options were granted of which 564,848 are exercisable in equal annual installments over a period of three years. In 2012, a total of 133,804 RSUs were granted of which 103,581 vest in equal annual installments over a period of three years. Of the remaining 30,223 RSUs granted in 2012, 11,023 vest immediately, 6,454 vest after two years, 12,746 vest after three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest in equal annual installments over a period of three years. Of the remaining 118,534 RSUs granted in 2011, 3,973 vest after two years and 41,064 vest after three years and 73,497 vest after four years. In 2010, a total of 235,201 RSUs were granted of which 225,523 vest in equal annual installments over a period of three years. Of the remaining 9,678 RSUs granted in 2010, 6,635 vest after two years and 3,318 vest after three years.
The total aggregate intrinsic value of awards outstanding as of December 31, 2012 is $84.2 million. The total aggregate intrinsic value of options exercisable as of December 31, 2012 is $68.8 million. The total aggregate intrinsic value of options outstanding, less expected forfeitures, as of December 31, 2012 is $84.1 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2012, multiplied by the number of shares per each option. In addition, the weighted average remaining contractual life of options outstanding as of December 31, 2012 is 5.5 years. The total intrinsic value of options exercised was $49.9 million, $68.9 million and $66.8 million during the year ended December 31, 2012, 2011 and 2010 respectively. Total fair value of shares vested was $14.2 million, $13.2 million and $11.8 million during the year ended December 31, 2012, 2011 and 2010 respectively. The 1,081,015 of nonvested options and RSUs as of December 31, 2012 will result in the recognition of $18.1 million of compensation cost. This cost will be recognized over the weighted average period of 1.9 years. The weighted average remaining contractual life of the vested options as of December 31, 2012 is 4.7 years. The contractual life of all options is 10.0 years. The tax benefit from stock options exercised during the years ended December 31, 2012 and 2011 was immaterial.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Assumption	2012	2011	2010
Risk-free interest rate	0.81%	2.30%	2.39%
Expected volatility	44.48%	42.82%	40.96%
Expected holding period	5 Years	5 Years	5 Years
Expected dividend yield	—%	0.47%	1.02%
The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four-year period, the common stock of its peer group over a five-year period, and the implied volatility for at the money options to purchase shares of its common stock. The five-year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four-year historical volatility of WABCO and the median most recent three-year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The dividend yield was based on an expected future dividend amount for the period at the time of grant. Commencing in 2013, the Company will replace stock options with performance share units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative performance earnings per share goals approved by the Compensation, Nominating and Governance Committee of the Board of Directors.

NOTE 7.	Other Operating and Non-Operating Expense / (Income), Net
Other expense / (income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Operating:
Bank charges	$1.5	$1.7	$1.3
Miscellaneous taxes	2.4	1.8	—
Other (income)/expense, net	(0.7)	2.3	3.7
	$3.2	$5.8	$5.0

Non-operating:
Tax indemnification liabilities	$3.4	$0.3	$1.0
Receivable discount fees	1.1	2.3	1.6
Losses on accounts receivable securitization program	—	—	—
Foreign exchange loss/(gain)	0.8	(0.6)	—
Other (income)/expense, net	(0.3)	0.9	(0.4)
	$5.0	$2.9	$2.2

NOTE 8.	Inventories
The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2012	2011
Finished products	$76.9	$82.4
Products in process	7.1	8.6
Raw materials	107.8	107.0
Inventories at cost	$191.8	$198.0
The current replacement cost approximated the LIFO carrying cost for 2012 and 2011. Inventory allowance reserve amounted to $14.4 million and $15.2 million in years ended December 31, 2012 and December 31, 2011 respectively.

NOTE 9.	Facilities
The components of facilities, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2012	2011
Land	$22.3	$18.3
Buildings	164.1	153.0
Machinery and equipment	618.3	557.4
Improvements in progress	25.7	37.8
Gross facilities	830.4	766.5
Less: accumulated depreciation	441.4	409.1
Net facilities	$389.0	$357.4
Depreciation expense for owned assets for the years ended December 31, 2012, 2011 and 2010 was $65.6 million, $66.4 million and $66.3 million, respectively.
Machinery and equipment includes tooling investments, which amounted to $74.5 million and $63.9 million for the years ended December 31, 2012 and 2011 respectively.

NOTE 10.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million, following the voluntary reduction in January 2013 of the program from €100 million to €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2012 for one additional year.
During the year ended December 31, 2012, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables prior to the following settlement date with the bank.
The sold receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the year ended December 31, 2012 was €731.7 million ($941.1 million at weighted average 2012 exchange rates), compared to €816.8 million ($1,136.8 million at weighted average December 31, 2011 exchange rates) during the year ended December 31, 2011 and €578 million ($756 million at weighted average 2010 exchange rates) during the year ended December 31, 2010. The amount of eligible receivables sold and outstanding at December 31, 2012 amounted to €67.4 million ($89.1 million at December 31, 2012 exchange rates) compared to €76.6 million ($99.3 million at December 31, 2011 exchanged rates) at year ended December 31, 2011.

As a result of the sale, accounts receivable decreased by $89.1 million and cash and cash equivalents increased by $51.7 million in 2012, compared to respectively $99.3 million and $52.5 million in 2011. The remaining amount of proceeds of $37.4 million is a subordinated deposit, before the effect of cash collections, with Société Générale Bank Nederland N.V. at December 31, 2012, compared to $46.8 million at December 31, 2011.
As a result of the Company's access to the cash collections of the sold receivables, the company collected $39.1 million of additional cash as of December 31, 2012, compared to $36.8 million at December 31, 2011. Of these cash receipts, $27.7 million is classified on the consolidated balance sheet as loans payable to bank, compared to $24.4 million at December 31, 2011 and $11.4 million reduced the subordinated deposit to $26.0 million which is classified as restricted cash on the consolidated balance sheet at December 31, 2012. The subordinated deposit at December 31, 2011 stood at $34.4 million.
Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €9.8 million ($12.9 million at December 31, 2012 exchange rates), compared to €1.8 million ($2.3 million at December 31, 2011 exchange rates) in 2011.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2012 and 2011 were both immaterial. Servicing fees paid for the program were $0.8 million, $1.4 million and $1.8 million for the year ended December 31, 2012, 2011 and 2010 respectively.
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2012, 2011 and 2010 were $33.3 million, $62.8 million and $85.3 million, respectively, resulting in expenses of $0.1 million, $0.6 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in “Other non-operating expense, net.” The fair value of these guaranteed notes receivable equal their carrying amounts of $41.2 million and $40.0 million as of December 31, 2012 and December 31, 2011, respectively, and are included in “other current assets” on the consolidated balance sheets. The Company monitors the credit quality of these notes through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of December 31, 2012 or December 31, 2011.

NOTE 11.	Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(Amounts in millions)	2012	2011
Balance of goodwill, beginning of year	$363.9	$378.4
Acquisitions	3.6	—
Foreign exchange translation	4.2	(14.5)
Balance of goodwill, end of year	$371.7	$363.9

The changes in the carrying value of intangible assets for the years ended December 31 are as follows:

	Capitalized Software	Other Intangible Assets	Total
Gross intangible assets as of:
December 31, 2009	$88.1	$22.4	$110.5
Additions	8.0	0.8	8.8
Disposals	(0.6)	—	(0.6)
Foreign exchange translation	(6.3)	0.4	(5.9)
December 31, 2010	89.2	23.6	112.8
Additions	6.9	2.1	9.0
Disposals	(2.6)	—	(2.6)
Foreign exchange translation	(2.6)	(2.9)	(5.5)
December 31, 2011	90.9	22.8	113.7
Additions	8.7	4.6	13.3
Disposals	(4.5)		(4.5)
Foreign exchange translation	0.4	(0.4)	—
December 31, 2012	$95.5	$27.0	$122.5

Accumulated amortization as of:
December 31, 2009	$(66.1)	$(0.9)	$(67.0)
Amortization expense	(6.9)	(4.2)	(11.1)
Disposals	0.6	—	0.6
Foreign exchange translation	4.9	(0.1)	4.8
December 31, 2010	(67.5)	(5.2)	(72.7)
Amortization expense	$(7.5)	$(2.8)	$(10.3)
Disposals	2.5	—	2.5
Foreign exchange translation	2.0	0.5	2.5
December 31, 2011	(70.5)	(7.5)	(78.0)
Amortization expense	(6.6)	(2.9)	(9.5)
Disposals	4.3		4.3
Foreign exchange translation	—	0.1	0.1
December 31, 2012	$(72.8)	$(10.3)	$(83.1)

Net intangible assets as of:
December 31, 2012	$22.7	$16.7	$39.4

The Company will incur approximately $10 million to $12 million of amortization expense for each of the next three fiscal years.

NOTE 12.	Post-retirement Benefits
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

WABCO recognizes in its statement of financial position an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The significant long-term liability of $430.6 million on the consolidated balance sheet is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.
The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2012 and 2011, and a statement of the funded status as of December 31, 2012 and 2011:

	2012	2012	2011	2011
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$15.2	$487.7	$17.8	$481.6
Service cost	0.1	9.1	—	8.6
Interest cost	0.6	22.3	0.7	24.4
Participant contributions	0.3	0.3	0.4	0.3
Plan amendments	—	(4.5)	—	—
Actuarial loss / (gain)	1.0	83.8	(1.0)	12.9
Benefit payments	(2.2)	(27.9)	(2.7)	(29.4)
Foreign exchange effects	—	15.2	—	(10.2)
Other	—	(0.6)	—	(0.5)
Obligation at end of year	$15.0	$585.4	$15.2	$487.7

	2012	2012	2011	2011
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$154.6	$—	$139.5
Actual return on assets	—	12.8	—	19.9
Employer contributions	1.9	26.4	2.3	25.8
Participant contributions	0.3	0.3	0.4	0.3
Benefit payments	(2.2)	(27.9)	(2.7)	(29.4)
Foreign exchange effects	—	7.2	—	(0.8)
Other expenses	—	(1.3)	—	(0.7)
Fair value of plan assets at end of year	$—	$172.1	$—	$154.6
Funded Status at December 31	$(15.0)	$(413.3)	$(15.2)	$(333.1)

Amounts recognized in the balance sheet:
Noncurrent assets	—	23.2	—	21.4
Current liabilities	(1.7)	(19.2)	(1.8)	(19.3)
Noncurrent liabilities	(13.3)	(417.3)	(13.4)	(335.2)
Net amounts recognized in balance sheet:	$(15.0)	$(413.3)	$(15.2)	$(333.1)

Cumulative amounts recognized in other Comprehensive Income consists of:
Prior service cost	$0.2	$0.1	$0.3	$0.1
Net actuarial loss	7.4	148.3	6.7	65.1
Total (before tax effects)	$7.6	$148.4	$7.0	$65.2

$6.4 million of the amount in other comprehensive income as of December 31, 2012 is expected to be recognized as post-retirement costs in 2013.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2012	2011
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$528.1	$448.1
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$382.1	$317.7
Total post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Foreign pensions	$20.2	$25.1	$25.4
Health & Life insurance benefits (Americas)	1.0	1.0	1.2
Total post-retirement costs, including accretion expense	$21.2	$26.1	$26.6
Components of post-retirement costs are broken out in the tables below:
Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2012 Pensions	2011 Pensions	2010 Pensions
Service cost-benefits earned during period	$9.2	$8.6	$8.5
Interest cost on projected benefit obligation	22.3	24.4	22.9
Less assumed return on plan assets	(8.6)	(10.0)	(7.9)
Amortization of prior service cost	(0.1)	—	0.1
Amortization of net loss	1.7	2.1	1.8
Plan amendments	(4.3)	—	—
Net defined benefit plan cost after amendments	$20.2	$25.1	$25.4

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2012 Health & Life Ins. Benefits	2011 Health & Life Ins. Benefits	2010 Health & Life Ins. Benefits
Interest and service cost on projected benefit obligation	$0.6	$0.7	$0.9
Amortization of net loss	0.4	0.3	0.3
Defined benefit plan cost	$1.0	$1.0	$1.2
Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.
Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31,	2012 Health & Life Ins. Benefits	2012 Foreign Pension Plans	2011 Health & Life Ins. Benefits	2011 Foreign Pension Plans
Discount rate	3.25%	3.63%	4.25%	4.68%
Salary growth	N/A	3.22%	N/A	3.22%
Net Periodic Pension Cost for the year
Discount rate	4.25%	4.68%	4.75%	5.00%
Salary growth	N/A	3.22%	N/A	3.23%
Expected return on plan assets	N/A	5.78%	N/A	5.99%
The discount rate assumption in this chart changed from 2011 to 2012, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss / (gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.
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

Asset Allocation	2012	2011	2012 Target	2011 Target
Equity securities	19%	18%	24%	24%
Debt securities	76%	75%	71%	71%
Other *	6%	7%	5%	5%
* Included in "other" above is investments in mutual funds held in real estate
The 2012 target asset allocation was in line with the 2011 target allocation. The Company will continue to move towards these asset allocations in 2013.
All assets are measured at the current fair value. The Company determines fair value for each class of assets in its entirety using quoted prices in active markets for identical assets (Level 1). The Company has not changed the valuation techniques and inputs used during the periods presented. The fair values for each class of assets are presented below:

(Amounts in millions)	2012	2011
Equity securities	$32.2	$28.4
Debt securities	130.1	116.6
Other *	9.8	9.6
Total fair value of plan assets	$172.1	$154.6
* Included in "other" above is investments in mutual funds held in real estate
WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2012, including payment of benefits incurred by unfunded plans, totaled $28.3 million. Contributions in 2013 are expected to be in line with the contributions made during 2012.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2013	2014	2015	2016	2017	2018-2022
Domestic plans without subsidy	$1.8	$1.7	$1.6	$1.5	$1.4	$5.3
Foreign pension plans	$27.8	$28.2	$28.5	$28.9	$28.8	$146.6

The weighted average annual assumed rate of increase in the health care cost trend rate was 8.5% for 2011, 8.0% for 2012 and is assumed to lower to 7.0% in 2013 and then gradually decline to 4.75% by 2019. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.0	$(1.0)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$—	$—

NOTE 13.	Debt

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

As of December 31, 2012, this is our principal bank credit facility, and it expires on September 1, 2016. It replaced our prior $800 million multi-currency five-year senior unsecured revolving credit facility.

Under the revolving credit facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.7 million was unused as of December 31, 2012, and up to $50 million is available in the form of swingline loans, all $50.0 million of which was available for use as of December 31, 2012. At December 31, 2012 and December 31, 2011, the carrying amount of this facility approximated fair value based upon level 2 inputs. The balance outstanding on this facility as of December 31, 2012, was $46.3 million in addition to $1.3 million of letters of credit, compared to $52 million and $1.3 million at December 2011 respectively. The balance outstanding is classified as loans payable to banks on the consolidated balance sheet at December 31, 2012. The aggregate interest rate applicable on loan drawings at December 31, 2012 and December 31, 2011 was respectively 0.931% and 1.0963%.

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

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. At December 31, 2012 the Company had the ability to borrow an incremental $352.4 million, compared to $346.7 million at December 31, 2011, under our revolving credit facility and we were in compliance with all the covenants.
As of December 31, 2012, the Company's various subsidiaries had borrowings from banks totaling $29.5 million, of which $27.7 million relates to our Accounts Receivable Securitization Program referred to in Note 10 above, compared to respectively $26.2 million and $24.4 million at December 31, 2011. The remaining $1.8 million supports local working capital requirements.

NOTE 14.	Warranties, Guarantees, Commitments and Contingencies
Warranties
Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates and the allocation of warranty between short and long term are updated based upon the most current warranty claims information available.
The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2012, 2011 and 2010 (amounts in millions).

	Year Ended December 31,
	2012	2011	2010
Balance of warranty costs accrued, beginning of period	$52.6	$44.9	45.8
Warranty costs accrued	27.1	41.9	32.6
Warranty claims settled	(25.3)	(33.0)	(31.3)
Foreign exchange translation effects	0.8	(1.2)	(2.2)
Balance of warranty costs accrued, end of period	$55.2	$52.6	44.9
Current liability, included in current portion of warranties	$33.8	$42.3	41.7
Long-term liability, included in other liabilities	$21.4	$10.3	3.2
Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2012, are: $18.8 million in 2013; $12.3 million in 2014; $10.0 million in 2015; $8.1 million in 2016; $6.9 million in 2017 and $12.3 million thereafter, a total of $68.4 million. Net rental expense for all operating leases was $19.6 million, $19.0 million and $16.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company has bank guarantees for $29.5 million which is comprised of uncollateralized bank guarantees, of which $23.1 million is related to tax and other litigation, $1.3 million is related to letters of credit and $5.1 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $10.0 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €9.8 million ($12.9 million at December 31, 2012 exchange rates).
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings under a revolving credit facility. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company anticipates that a decision on the appeal will be made before the end of 2013.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 16. Tax and Indemnification Liabilities Transferred from Trane to WABCO," WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $18.8 million as of December 31, 2012. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

NOTE 15.	Income Taxes
Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Income before income taxes:
Domestic	$77.2	$72.4	$33.5
Foreign	258.9	332.5	(210.8)
	$336.1	$404.9	$(177.3)
Provision / (benefit) for income taxes:
Current:
Domestic	$(6.2)	$24.9	$11.2
Foreign	32.7	9.9	28.3
	26.5	34.8	39.5
Deferred:
Domestic	0.1	(0.4)	(1.3)
Foreign	(3.0)	2.3	(1.3)
	(2.9)	1.9	(2.6)

Total provision / (benefit)	$23.6	$36.7	$36.9

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2012, 2011 and 2010 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Tax provision at statutory rate	$117.4	$141.7	$(62.1)
Separation related taxes and contingencies	2.2	1.8	4.7
Foreign earnings taxed at other than 35%	(71.9)	(76.6)	(45.5)
Increase/(Decrease) in valuation allowance	109.8	(33.4)	—
EC fine indemnity	(116.3)	—	134.9
Tax contingency accruals	8.1	18.8	4.3
Benefit of tax contingency reversals	(30.0)	(19.2)	(3.6)
Equity Compensation	5.0	4.2	3.9
Other, net	(0.7)	(0.6)	0.3
Total provision	$23.6	$36.7	$36.9

The effective income tax rates for 2012 and 2011 were 7.1% and 9.1%, respectively. The income tax provision for 2012 is principally driven by income taxes in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. As such, the nature of the reconciling item "Foreign earnings taxed at other than 35%", also includes permanent differences in foreign jurisdictions, foreign tax incentives such as recently obtained tax rulings in Europe, and certain tax credits, resulting in a net tax benefit. Additionally, the income tax provision is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10-K. As further discussed below, as a result of a settlement of a foreign tax audit in the fourth quarter of 2012, a portion of the EC fine indemnity deduction claimed in 2010 was accepted and added to existing net operating losses. The tax effect of this settlement was $116.3 million, the benefit for which was fully offset by an increase to a valuation allowance and thus had no impact on the Company's effective tax rate. The income tax provision for 2011 was principally driven by income taxes in profitable jurisdictions offset by benefits related to ongoing foreign tax planning activities, a decrease of a valuation allowance of $33.4 million, and the release of certain tax accruals. In addition, the Company recorded a tax provision of $12.7 million during the fourth quarter of 2011 due to its decision to repatriate earnings from a foreign affiliate of approximately $299.0 million. As further discussed below, the Company did not recognize a tax benefit of $134.9 million at December 31, 2010 foreign exchange rates for the payment of the EC fine indemnity in the third quarter of 2010. It should be noted that changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays and incentive tax credits in various countries in which the Company does business were $6.5 million and $0.10 in 2012, $4.1 million and $0.06 in 2011 and $4.3 million and $0.07 in 2010, respectively. The tax holidays and incentive tax credits expire at various dates through 2020.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2012	2011
Deferred tax liabilities:
Basis difference in minority interest	$11.4	$11.2
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	23.3	22.2
Inventory (LIFO)	—	1.7
Intangibles	3.6	4.1
Other	—	—
	$38.3	$39.2
Deferred tax assets:
Foreign net operating losses and tax credits	$293.0	$174.4
Post-retirement and other employee benefits	45.4	23.1
Intangibles	0.9	4.4
Inventory	0.6	—
Warranties	2.5	2.2
Other	11.6	7.2
	$354.0	$211.3

Valuation allowances	(240.2)	(130.4)

Net deferred tax assets	$75.5	$41.7

At December 31, 2012, the Company has $863.3 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $825.9 million of such NOLs have an unlimited life and the remainder is available for periods of up to 7 years. As of December 31, 2012, the Company has provided a full valuation allowance of $240.2 million representing the value of the associated deferred tax asset with regard to $706.7 million of the unlimited life NOLs. These NOLs consist of NOLs inherited by WABCO upon separation from Trane, losses incurred in post-spin years, as well as a portion of the EC fine indemnity as discussed below. We may be required to release all or a portion of this valuation allowance in the next 12 months, although the exact timing and the amount of the valuation allowance released are subject to change based on the level of profitability that we are able to actually achieve for the year and our visibility into future period results. Because evidence such as our historical operating results during the most recent years is afforded more weight than forecasted results for future periods, our cumulative loss during the three-year period ended December 31, 2012 represents sufficient negative evidence regarding the need for a full valuation allowance under ASC 740. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax asset will be realized.

Unrecognized tax benefits at December 31, 2012 amounted to $46.2 million related to the WABCO business and $1.5 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 16. Tax and Indemnification Liabilities Transferred from Trane to WABCO. Moreover, $47.7 million of the unrecognized tax benefits are classified as long-term liabilities. Interest related to unrecognized tax benefits recorded in the 2012, 2011 and 2010 consolidated statement of income were $1.1 million, $0.8 million and, $3.1 million respectively. Total accrued interest at December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $5.7 million, $4.6 million and $8.7 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Beginning balance, January 1	$209.6	$208.3	$74.5
Additions for tax positions related to current year	—	19.7	139.2
Additions for tax positions related to prior years	7.5	—	—
Reductions for tax positions related to prior years	(172.4)	(12.9)	—
Cash settlements	(1.5)	(10.6)	(3.6)
Expirations of statute of limitations	(2.6)	(5.2)	—
Foreign exchange	1.3	10.3	(1.8)
Ending balance, December 31	$41.9	$209.6	$208.3

In 2010, the Company recorded an uncertain tax position of approximately 135.8 million at then foreign exchange rates related to tax deductions in foreign jurisdictions for the payment of an EC fine indemnity. The deduction claimed for 396.9 million of the EC fine indemnity added to existing net operating losses in a foreign jurisdiction that has a full valuation allowance against the deferred tax asset for such NOLs. The use of a valuation allowance as a substitute for recording an unrecognized tax position is not permitted under US GAAP. As a result, the unrecognized tax benefit had been recorded as a reduction of the deferred tax asset and related valuation allowance in 2010. In the fourth quarter of 2012, as a result of the settlement of a foreign tax audit, $342.3 million, at December 31, 2012 foreign exchange rates, of the EC fine indemnity tax deduction claimed in 2010 was accepted. Thus, the 2010 reserve for this uncertain tax position has been reversed and adds $116.3 million to existing net operating losses in a foreign jurisdiction that has a full valuation allowance against the deferred tax asset for such NOLs. The remaining amount of $29.0 million is also removed from the tabular rollforward for unrecognized tax benefits as of December 31, 2012, due to the settlement.

The reversal of $172.4 million during 2012 relates to the settlement of a foreign tax audit as described above, certain government filings submitted in January 2012, and the expiration of statutes of limitation. The reversal of $28.7 million during 2011 relates to the closure of foreign tax audits and the expiration of statutes of limitation. In addition, the Company will recognize a tax benefit of $2.4 million in the first quarter of 2013 due to the impact of U.S. tax legislation enacted in January 2013. At December 31, 2012, 2011, and 2010 there are $41.9 million, $209.6 million, and $208.3 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2007. The Company may realize a reduction of up to $11.2 million of unrecognized tax benefits to occur within 12 months as a result of the expiration of statutes of limitation.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the U.S. and as such no deferred tax liability has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2012. The Company estimates the amount of its permanently reinvested unremitted foreign earnings to be approximately $475 million as December 31, 2012, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

NOTE 16.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 15. Income Taxes, the liabilities as of December 31, 2012 include $1.5 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of December 31, 2012, the Company had probable indemnification liabilities of $18.8 million, which is classified within long-term liabilities on the balance sheet. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

During 2012, approximately $1.2 million of indemnification liabilities was reversed in the statement of income due to the expiration of a statute of limitations.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the claims as of December 31, 2012 is $46.2 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and the likelihood of loss is not probable and thus no accrual is required at this time.

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
As of December 31, 2012, WABCO has net investments in and advances to Meritor WABCO of $16.6 million, WABCO SA of $2.9 million and WABCOWURTH of $1.0 million. WABCO received dividends from the joint ventures of $15.2 million, $14.4 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2012	2011	2010	2012	2011	2010
Meritor WABCO	$180.7	$174.0	$127.0	$—	$0.2	$0.1
WABCO SA	6.7	7.6	5.8	—	—	—
WABCOWURTH	0.2	0.2	0.1	0.2	—	—

(Amounts in Millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2012	2011	2012	2011
Meritor WABCO	$24.8	$32.1	$—	$—
WABCO SA	2.1	2.3	—	—
WABCOWURTH	0.1	0.1	0.6	—

Consolidated Joint Ventures

WABCO has four fully consolidated joint ventures. The first of these joint ventures is in Japan with Sanwa-Seiki and it distributes WABCO's products in the local market. WABCO's ownership interest in Sanwa-Seiki is 90%.

The second joint venture is in the U.S. with Cummins Engine Co. ("Cummins"), a manufacturing partnership formed to produce air compressors designed by WABCO. WABCO's ownership interest in Cummins is 70%.

The third joint venture is with Guangdong FUWA Heavy Industry Co., Ltd., (“FUWA”) to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world. WABCO's ownership interest in FUWA is 70%.

The fourth joint venture is with Mingshui Automotive Fitting Factory ("MAFF"), to produce conventional mechanical products to the local market. WABCO's ownership interest in MAFF is 70%. Sales to and purchases from MAFF were immaterial in year ended December 31, 2012 and previous years.

(Amounts in Millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2012	2011	2010	2012	2011	2010
Sanwa-Seiki	0.2	0.2	0.2	42.9	39.3	35.8
Cummins	75.8	68.5	44.3	—	—	—
FUWA	1.0	4.1	—	—	—	—

NOTE 18. Geographic Information
WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 11%, 12% and 13% of our sales in 2012, 2011 and 2010, respectively. Volvo accounted for 10%, 11% and 10% of our sales in 2012, 2011 and 2010, respectively. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such.

European sales for the years ended December 31, 2012, 2011 and 2010 accounted for 60%, 62% and 60% of total sales, respectively.  Asian sales for the years ended December 31, 2012, 2011 and 2010 accounted for 20%, 19% and 22% of total sales, respectively.  We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.
Geographic Data

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010
Product Sales:
OEM	$1,847.4	$2,150.4	$1,605.6
Aftermarket	630.0	643.7	570.1
Sales-Geographic distribution (a):
United States	$274.5	$246.2	$173.6
Europe (countries below are included in this total)	1,496.7	1,737.5	1,318.7
Germany	657.6	759.0	579.6
France	89.0	111.9	90.0
Sweden	201.7	238.2	171.2
Other (countries below are included in this total)	706.2	810.4	683.4
Japan	116.1	104.6	82.7
China	152.3	162.1	159.7
Brazil	135.3	195.3	153.1
India	147.0	181.7	158.4
Total sales	$2,477.4	$2,794.1	$2,175.7

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2012	2011	2010
Long-lived Assets (b)
Geographic distribution:
United States	$14.1	$11.9	$7.3
Europe (countries below are included in this total)	607.8	576.2	580.6
Germany	303.2	295.6	324.9
Poland	93.7	79.5	80.9
Other (countries below are included in this total)	220.5	209.0	207.4
India	104.1	98.7	104.6
Total long-lived assets	$842.4	$797.1	$795.3
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2012 and 2011, respectively, forward contracts for an aggregate notional amount of €43.4 million ($57.4 million at December 31, 2012 exchange rates) and€205.1 million ($265.9 million at December 31, 2011 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The majority of these exchange contracts were entered into on December 28th 2012. As of December 31, 2012 and 2011 the fair value of the derivatives was immaterial.

For the year ended December 31, 2012, the Company recognized net gains on its derivative instruments of $8.7 million in "other non-operating expense, net" on the consolidated statement of operations. For the year ended December 31 2011, the Company recognized net gains of $0.2 million, of which $1.5 million was recognized in "cost of sales" and $1.7 million in "other non-operating expense, net".

NOTE 20. Business Combinations

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

NOTE 21. Quarterly Data (Unaudited)

	Year 2012
(Amounts in millions)	First	Second	Third	Fourth
Sales	$657.3	$635.2	$588.3	$596.5
Cost of sales	461.2	441.5	413.1	421.3
Gross profit	196.1	193.7	175.2	175.2
Income before income taxes	93.4	96.5	76.2	70.1
Income tax expense / (benefit)	1.4	17.6	(3.3)	8.0
Net income attributable to Company	89.2	75.6	77.5	59.7
Net income per common share
Basic	$1.38	$1.18	$1.22	$0.95
Diluted	$1.34	$1.15	$1.19	$0.93

	Year 2011
(Amounts in millions)	First	Second	Third	Fourth
Sales	$678.2	$737.7	$706.3	$672.0
Cost of sales	481.9	520.0	501.9	482.5
Gross profit	196.3	217.7	204.4	189.5
Income before income taxes	115.1	100.5	96.0	93.2
Income tax (benefit) / expense	(3.2)	10.6	9.1	20.1
Net income attributable to Company	$114.7	$88.6	$83.8	$69.8
Net income per common share
Basic	$1.71	$1.31	$1.25	$1.07
Diluted	$1.66	$1.26	$1.22	$1.04

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

The income tax benefit recorded in the third quarter of 2012 is the net result of the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012, a tax benefit related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September, 2012, taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions and benefits from certain foreign tax planning.

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
The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company's effectiveness of our internal control over financial reporting, as of December 31, 2012, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.
WABCO Holdings Inc.
February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WABCO Holdings Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income / (loss), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 15, 2013 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Harry Everaerts, Partner
Brussels, Belgium
February 15, 2013

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011, and 2010
(Amounts in thousands)

Description	Balance Beginning of Period	Adjustments to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2012:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$3,425	$418	$(314)	(A)	$52	$3,581
2011:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$7,706	$(424)	$(3,840)	(A)	$(17)	$3,425
2010:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$9,305	$(315)	$(645)	(A)	$(639)	$7,706
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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 15, 2013
Jacques Esculier	(Principal Executive Officer)

/s/ Ulrich Michel	Chief Financial Officer	February 15, 2013
Ulrich Michel	(Principal Financial Officer)

/s/ Todd Weinblatt	Vice President and Controller	February 15, 2013
Todd Weinblatt	(Principal Accounting Officer)

*	Director	February 15, 2013
Jean-Paul L. Montupet

*	Director	February 15, 2013
G. Peter D'Aloia

*	Director	February 15, 2013
John F. Fiedler

*	Director	February 15, 2013
Dr. Juergen Gromer

*	Director	February 15, 2013
Mary Petrovich

*	Director	February 15, 2013
Kenneth J. Martin

*	Director	February 15, 2013
Michael T. Smith

*	Director	February 15, 2013
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

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc.*

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

4.3
Rights Certificate (attached as an exhibit to the Rights Agreement, dated July 16, 2007, previously filed as Exhibit 4.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

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

10.5
Amendment to WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.5 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).

10.6
WABCO Holdings Inc. 2009 Omnibus Incentive Plan (previously filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 17, 2009 and herein incorporated by reference).

10.7
Amendment to WABCO Holdings Inc. 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.7 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).

10.8
Form of Indemnification Agreement for executive officers and members of the Board of Directors (previously filed as Exhibit 10.6 to the Company's Form
10, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

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

10.17
Amendment No. 3 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of January 1, 2012 (previously filed as Exhibit 10.17 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).

10.18	Amendment No. 4 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of November 30, 2012.*

10.19	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).

10.20
Amendment to WABCO Holdings Inc. Deferred Compensation Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.16 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).

10.21	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

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

10.24
Partnership Agreement, dated as of January 9, 1990, as amended by Amendment No. 1 thereto, dated as of May 29, 1990, and Amendment No. 2 thereto, dated as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, LLC (successor in interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company's Form 10 (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.31	Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jacques Esculier.*

10.32	Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Nikhil Varty.*

10.33	Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Kevin Tarrant.*

10.34	Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Ulrich Michel.*

10.35	Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jean-Christophe Figueroa.*

10.36	Letter from the Company to Nikhil Varty, dated November 12, 2012. *

10.37	First Amendment to Management Agreement, dated December 30, 2012 entered into by and between the Company and Nikhil Varty.*
10.38	First Amendment to Management Agreement, dated December 30, 2012 entered into by and between the Company and Kevin Tarrant.*

10.39	First Amendment to Offer Letter dated November 12, 2012 from the Company to Nikhil Varty.*

16.1	Letter from Ernst & Young LLP dated August 2, 2007 (previously filed as Exhibit 16.1 to the Company's 8-K (File No. 001-33332), filed on August 2, 2007 and herein incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Mary Petrovich, Michael T. Smith, Donald J. Stebbins and Jean-Paul L. Montupet).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on February 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the years ended December 31, 2012 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at December 31, 2012 and 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.+

+ Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings