Form 10-Q
period 2013-03-31
WABCO Holdings Inc.
filed 2013-04-25
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 24, 2013	62,443,827 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
Three months ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2013	2012
Sales	$644.7	$657.3
Cost of sales	447.0	461.2
Gross Profit	197.7	196.1
Costs and expenses:
Selling and administrative expenses	82.5	79.1
Product engineering expenses	30.3	26.1
Other operating expense, net	3.2	1.4
Operating income	81.7	89.5
Equity income of unconsolidated joint ventures, net	2.9	4.9
Other non-operating expense, net	(0.1)	(0.7)
Interest expense, net	(0.3)	(0.3)
Income before income taxes	84.2	93.4
Income tax expense	8.2	1.4
Net income	76.0	92.0
Less: net income attributable to noncontrolling interests	2.3	2.8
Net income attributable to Company	$73.7	$89.2
Net income attributable to Company per common share
Basic	$1.17	$1.38
Diluted	$1.15	$1.34
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	62,921,412	64,648,494
Diluted	64,071,002	66,399,459
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2013	2012
Comprehensive income	$68.1	$105.5
Less: comprehensive income attributable to noncontrolling interests	2.6	3.8
Comprehensive income attributable to Company	$65.5	$101.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175.7	$175.0
Accounts receivable, less allowance for doubtful accounts of $4.0 in 2013 and $3.6 in 2012	348.6	301.5
Inventories:
Finished products	84.0	76.9
Products in process	9.1	7.1
Raw materials	109.2	107.8
Future income tax benefits	11.1	13.8
Restricted cash	24.7	26.0
Guaranteed notes receivable	44.9	41.2
Other current assets	47.6	43.3
Total current assets	854.9	792.6
Property, plant and equipment, less accumulated depreciation	378.4	389.0
Goodwill	362.2	371.7
Long-term future income tax benefits	91.7	91.5
Investments in unconsolidated joint ventures	19.8	20.5
Intangible assets, net	41.4	39.4
Other assets	42.5	42.3
TOTAL ASSETS	$1,790.9	$1,747.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$63.6	$76.2
Accounts payable	156.2	115.4
Accrued payroll	98.1	94.2
Current portion of warranties	30.7	33.8
Taxes payable	—	5.7
Other accrued liabilities	122.7	120.4
Total current liabilities	471.3	445.7
Post-retirement benefits	418.6	430.6
Deferred tax liabilities	30.5	29.9
Long-term income tax liabilities	47.9	47.7
Other liabilities	61.8	64.4
Total liabilities	1,030.1	1,018.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 76,545,044 in 2013; 75,755,306 in 2012; and shares outstanding: 62,791,142 in 2013; 62,747,151 in 2012	0.7	0.7
Capital surplus	752.8	735.5
Treasury stock, at cost: 13,753,902 shares in 2013; 13,008,155 shares in 2012	(707.7)	(655.8)
Retained earnings	792.2	718.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(27.3)	(15.4)
Unrealized losses on benefit plans, net of tax	(103.5)	(107.2)
Total shareholders’ equity	707.2	676.4
Noncontrolling interests	53.6	52.3
Total equity	760.8	728.7
TOTAL LIABILITIES AND EQUITY	1,790.9	1,747.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(Amounts in millions)
Operating activities:
Net income	$76.0	$92.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.3	16.7
Amortization of intangibles	3.0	2.7
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.7	(1.4)
Non-cash stock compensation	3.2	3.6
Deferred income tax expense	(1.0)	(1.4)
Loss on sale or disposal of property, plant and equipment	—	0.1
Changes in assets and liabilities:
Accounts receivable, net	(53.2)	(13.0)
Inventories	(14.8)	(24.5)
Accounts payable	45.1	28.6
Other accrued liabilities and taxes	(3.8)	3.4
Other current and long-term assets	(8.2)	6.1
Other long-term liabilities	(1.3)	(18.6)
Net cash provided by operating activities	64.0	94.3
Investing activities:
Purchases of property, plant and equipment	(15.5)	(16.7)
Investments in capitalized software	(4.9)	(2.2)
Net cash used in investing activities	(20.4)	(18.9)
Financing activities:
Net repayments of revolving credit facilities	(13.1)	—
Net borrowings / (repayments) of short-term debt	2.3	(6.4)
Purchases of treasury stock	(43.8)	(48.6)
Dividends to noncontrolling interest holders	(1.3)	(1.4)
Proceeds from exercise of stock options	15.7	8.9
Net cash used in financing activities	(40.2)	(47.5)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	2.1
Net increase in cash and cash equivalents	0.7	30.0
Cash and cash equivalents at beginning of period	175.0	102.4
Cash and cash equivalents at end of period	$175.7	$132.4
Cash paid during the period for:
Interest	$0.1	$0.3
Income taxes	$13.3	$6.1
Non cash items for the period:
Treasury stock purchase accrual	$10.6	$2.1
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K.
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2012, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2013.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In 2013, the FASB issued Accounting Standards Update 2013-2 Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-2") .
ASU 2013-2 aims to improve the reporting of reclassifications out of accumulated other comprehensive income. The entities are required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income.
We adopted the provisions of ASU 2013-2 as of March 31, 2013.

NOTE 3.	Comprehensive Income

Total comprehensive income attributable to Company consisted of the following (amounts in millions):

	Three Months Ended
	March 31,
	2013	2012
Net income	$76.0	$92.0
Foreign currency translation gains / (losses)	(11.6)	14.2
Unrealized (losses) / gains on benefit plans, net	3.7	(0.7)
Comprehensive income	68.1	105.5
Less: Net income attributable to noncontrolling interests	2.3	2.8
Foreign currency translation gains / (losses), attributable to noncontrolling interests	0.3	1.0
Comprehensive income attributable to Company	$65.5	$101.7

The table below presents the rollforward of Accumulated Other Comprehensive Income for the first three months of 2013 (amounts in millions).

	Accumulated Other Comprehensive Income
	Foreign Currency Translation	Unrealized Losses on Benefit Plans, net of tax		Total
Beginning balance as of Dec 31, 2012	(15.4)	(107.2)		(122.6)
Other comprehensive income before reclassifications	(11.9)	2.6		(9.3)
Amounts reclassified from accumulated other comprehensive income	—	1.1	(1)	1.1
Net current period other comprehensive income	(11.9)	3.7		(8.2)
Ending Balance as of March 31, 2013	(27.3)	(103.5)		(130.8)

(1) This accumulated other comprehensive income component, net of $0.6 million in tax, is included in the computation of net periodic pension cost. See Note 13 Post-retirement Benefits for additional details.

NOTE 4.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2012 for one additional year.
During the three months ended March 31, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2013 was €173.8 million ($229.5 million at weighted average March 31, 2013 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2013 amounted to €62.3 million ($79.8 million at March 31, 2013 exchange rates). As a result of the sale, accounts receivable decreased by $79.8 million and cash and cash equivalents increased by $42.4 million. The remaining amount of proceeds of $37.5 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2013.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at March 31, 2013 were both immaterial. Servicing fees paid for the program were $0.2 million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012 respectively.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $41.7 million of additional cash as of March 31, 2013. Of these cash receipts, $28.9 million is classified on the consolidated balance sheet as loans payable to bank and $12.8 million reduced the subordinated deposit to $24.7 million, which is classified as restricted cash on the consolidated balance sheet at March 31, 2013. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €22.0 million ($28.1 million at March 31, 2013 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable state owned and public enterprises in China that are settled through notes receivable, which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2013 and 2012 were $7.3 million and $12.6 million, respectively. There were no expenses for the three months ended March 31, 2013, compared to $0.1 million for the three months ended March 31, 2012. The carrying amounts of these guaranteed notes receivable are $44.9 million and $41.2 million as of March 31, 2013 and December 31, 2012, respectively. The Company monitors the credit quality of these notes monthly through historical losses and current economic conditions with Chinese banks. As these receivables are guaranteed by banks and the Company has not experienced any historical losses nor is the Company expecting future credit losses, we have not established a loss provision against these receivables as of March 31, 2013 or December 31, 2012.

NOTE 5.	Net Income Attributable to Company per Share
Basic net income attributable to Company per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income attributable to Company per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options, vesting of restricted stock units (“RSUs”) and performance stock units ("PSUs") after assuming that the Company would use the proceeds from the exercise of options to repurchase treasury stock. Anti-dilutive options, if applicable, are excluded and represent those options whose exercise price was greater than the average price of the Company’s common stock.

	Three Months Ended March 31,
	2013	2012
Weighted average incremental shares included	1,149,590	1,750,965
Shares excluded due to anti-dilutive effect	249,169	384,116

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the first three months of 2013.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2012	75,755,306	(13,008,155)	62,747,151
Shares issued upon exercise of stock options	687,026	—	687,026
Shares issued upon vesting of RSUs	102,712	—	102,712
Shares purchased for treasury	—	(745,747)	(745,747)
Balance, March 31, 2013	76,545,044	(13,753,902)	62,791,142
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2013, no shares have been reissued.

On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of an additional $400 million of common shares at the discretion of management for a period until December 31, 2014. As of March 31, 2013, the Company had repurchased shares for a total amount of $431.4 million, leaving an unexpended balance of $368.6 million available to repurchase shares in the future. Subsequent to March 31, 2013, the Company has repurchased an additional 469,018 shares for a total of $31.2 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of income over the requisite service period. Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with performance stock units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of a three-year cumulative earnings metric. Total stock-based compensation cost recognized during the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation	$3.2	$3.6
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	—			267,343	$58.85	$23.16
RSUs Granted	107,174	$—	$67.89	118,010	$—	$58.85
PSUs Granted	94,364		68.10	—		—
Total Awards	201,538			385,353

There were no stock options granted in the three months ended March 31, 2013. In the three months ended March 31, 2012, a total of 267,343 options were granted of which all are exercisable in equal installments over a period of three years. In the first three months of 2013, a total of 107,174 RSUs were granted of which 100,220 vest in equal annual installments over a period of three years and 3,068 vest after three years. Of the remaining 3,886 RSUs granted in 2013 66% vest after two years and 34% vest after three years. In the first three months of 2012, a total of 118,010 RSUs were granted of which 68,149 vest in equal annual installments over a period of three years and 49,708 vest after three years. Of the remaining 153 RSUs granted in 2012 66% vest after two years and 34% vest after three years.
In the first three months of 2013, a total of 94,364 PSUs were granted, the vesting of which would occur, if at all, and at levels depending upon, the achievement of a certain three-year cumulative earnings per share goal.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the three month periods ended March 31, 2013 and 2012:

Assumption	March 31, 2013	March 31, 2012
Risk-free interest rate	N/A	0.81%
Expected volatility	N/A	44.48%
Expected holding period	N/A	5 Years
Expected forfeiture rate	N/A	2.6%
Expected dividend yield	N/A	—%
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

As of March 31, 2013, the Facility is our principal bank credit facility, and it will expire on September 1, 2016. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of March 31, 2013, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2013. At March 31, 2013, the carrying amount of the Facility approximated fair value. The balance outstanding on the Facility as of March 31, 2013, was $32.0 million in addition to $1.2 million of letters of credit. The balance outstanding is classified as loans payable to banks on the condensed consolidated balance sheets.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At March 31, 2013 the Company had the ability to borrow an incremental $366.8 million under the Facility and was in compliance with all the covenants.
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
Also, various subsidiaries had borrowings from banks totaling $31.6 million, of which $28.6 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $3.0 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three months ended March 31, 2013 and 2012 (amounts in millions).

	Three Months Ended March 31,
	2013	2012
Balance of warranty costs accrued, beginning of period	$55.2	$52.6
Warranty costs accrued	4.9	9.9
Warranty claims settled	(7.6)	(6.0)
Foreign exchange translation effects	(1.3)	1.2
Balance of warranty costs accrued, end of period	$51.2	$57.7
Current liability, included in current portion of warranties	$30.7	$46.6
Long-term liability, included in other liabilities	$20.5	$11.1

Guarantees and Commitments
The Company has bank guarantees for $27.8 million which is comprised of uncollateralized bank guarantees, of which $22.3 million is related to tax and other litigation, $1.2 million is related to letters of credit and $4.3 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of $8.3 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €22.0 million ($28.1 million at March 31, 2013 exchange rates).
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union, located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court. This was the final step in the procedure before a judgment is handed down. The Company now believes that a decision on the appeal will be made within next six months.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO", WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $18.4 million as of March 31, 2013. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the first three months of 2013 was $8.2 million on pretax income of $84.2 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, the Company recognized a tax benefit of $2.4 million due to the impact of U.S. tax legislation enacted in January 2013.
The accompanying March 31, 2013 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax loss carryforwards due to a continued cumulative loss position and an uncertain level of earnings in Europe. As a result of anticipated profitability for the year and positive trends in the foreseeable future in Europe, we may release all or a portion of this valuation allowance within the next 12 months. However, the exact timing and amount of the valuation allowance released are subject to change based on the level of profitability that we are able to actually achieve for the year and our visibility into future period results. The potential release of this valuation allowance within the next 12 months would have a material impact on our recorded tax expense in the period of reversal. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax asset will be realized.
Unrecognized tax benefits at March 31, 2013 amounted to $46.5 million related to the WABCO business and $1.4 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO". Moreover, $47.9 million of the unrecognized tax benefits are classified as long-term liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes", the liabilities as of March 31, 2013 include $1.4 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of March 31, 2013, the Company had indemnification liabilities of $18.4 million which is classified within long-term liabilities on the balance sheet.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2013 is $47.4 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the three months ended March 31, 2013 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges. Non-employee-related charges, such as facility exit costs, were not incurred during the period.

2008 / 2009 Program
Balance as of December 31, 2012	$10.2
Charges during the first three months of 2013	—
Payments during the first three months of 2013	(1.2)
Balance as of March 31, 2013	$9.0
Other Programs
Balance as of December 31, 2012	$9.9
Charges during the first three months of 2013	5.2
Payments during the first three months of 2013	(3.5)
Balance as of March 31, 2013	$11.6
Foreign exchange translation effects	$(0.2)
Total streamlining liability as of March 31, 2013	$20.4
A balance of $10.9 million is classified as long term and is included in other liabilities. The remaining $9.5 million is classified as short term and is included in other accrued liabilities as of March 31, 2013.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Quarter Ended March 31, 2013		Cumulative Charges as of March 31, 2013
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$2.9	$45.7	$12.9
Employee-related charges – selling and administrative	—	2.3	45.8	11.8
Asset write-offs	—	—	—	1.0
Total program costs	$—	$5.2	$91.5	$25.7

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three months ended March 31, 2013 and 2012 (amounts in millions):

	Three Months Ended March 31,
	2013	2013	2012	2012
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$3.2	$—	$2.2	$—
Interest cost on the projected benefit obligation	5.1	0.1	6.0	0.1
Less assumed return on plan assets	(2.3)	—	(2.2)	—
Amortization of net loss	1.6	0.1	0.6	0.1
Defined benefit plan cost	$7.6	$0.2	$6.6	$0.2

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2013, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2013 and also in line with the contributions made during 2012.
Defined benefit plan cost is included in selling and administrative expenses and cost of sales on the Condensed Consolidated Statements of Income.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2013, forward contracts for an aggregate notional amount of €57.3 million ($73.4 million at March 31, 2013 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain/(loss) for the three months ended March 31, 2013 was $0.1 million. The majority of these exchange contracts were entered into on March 27, 2013. The fair value of the derivatives was $0.4 million at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the first quarter of 2013, the production of new trucks and buses greater than six tons declined in almost every market, and we estimate that commercial vehicle production declined 10% globally. WABCO’s sales in the same period decreased by 0.7% excluding foreign currency translation effects, or 1.9% as reported, compared to one year ago.

WABCO's global aftermarket sales increased by 7.4% (an increase of 8.7% excluding foreign currency translation effects) in the first quarter of 2013. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

During the first quarter of 2013, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $18.8 million of materials and conversion productivity, a record amount for WABCO. Gross materials productivity represented 5.0% of total materials cost but, as anticipated, the impact of commodity inflation reduced net materials productivity to 4.5%. Conversion productivity represented 5.9%, another robust result. These productivity results helped contribute to WABCO achieving a new record level of quarterly gross profit margin.
Results of Operations
Approximately 90% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2013 compared with 2012 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income attributable to Company translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income attributable to

Company excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.
First Quarter Results of Operations for 2013 Compared with 2012
(amounts in millions)

	Three Months Ended March 31,
				Excluding foreign exchange translation (a)
	2013	2012	% change reported	2013 adjusted amount	% change adjusted
Sales	$644.7	$657.3	(1.9)%	$653.0	(0.7)%
Cost of sales	447.0	461.2	(3.1)%	454.0	(1.6)%
Gross profit	197.7	196.1	0.8%	199.0	1.5%
Operating expenses	116.0	106.6	8.8%	116.4	9.2%
Operating income	81.7	89.5	(8.7)%	82.6	(7.7)%
Equity income of unconsolidated joint ventures	2.9	4.9	(40.8)%	2.9	(40.8)%
Other non-operating (expense)/income, net	(0.1)	(0.7)	(85.7)%	(0.1)	(85.7)%
Interest expense, net	(0.3)	(0.3)	—%	(0.3)	—%
Income before income taxes	84.2	93.4	(9.9)%	85.1	(8.9)%
Income tax (benefit)/expense	8.2	1.4	485.7%	8.5	507.1%
Net income	76.0	92.0	(17.4)%	76.6	(16.7)%
Less: net income attributable to noncontrolling interests	2.3	2.8	(17.9)%	2.4	(14.3)%
Net income attributable to Company	$73.7	$89.2	(17.4)%	$74.2	(16.8)%
* Percentage change not meaningful

(a)	The 2013 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending March 31, 2012.
Sales
Our sales for the first quarter of 2013 were $644.7 million, a decrease of 1.9% (0.7% excluding foreign currency translation effects) from $657.3 million in 2012. The decrease, excluding foreign currency translation effects, was predominately driven by a 10.0% decline in the global production of new trucks and buses greater than six tons, largely offset by increased WABCO content per vehicle and growth in our aftermarket sales. Total sales in Europe, our largest market, decreased approximately 2.0% (2.5% excluding foreign currency translation effects) for the first quarter of 2013, driven mainly by lower levels of truck, bus and trailer production. Total sales decreased 5.3% in North America, despite a more significant decline in commercial vehicle production, due to increased WABCO content per vehicle. Total sales in Asia decreased 14.7% (10.6% excluding foreign currency translation effects). The sales reduction in Asia primarily included a decrease in total sales in India of 32.7% (27.4% excluding foreign currency translation effects), a decrease in total sales in Korea of 1.2% (4.5% excluding foreign currency translation effects), a decrease in total sales in Japan of 24.4% (12.4% excluding foreign currency translation effects), partially offset by an increase of sales in China of 4.3% (2.9% excluding foreign currency translation effects). Total sales in South America increased 23.6% (39.0% excluding foreign currency translation effects) driven by the recovery in production of new trucks and buses in Brazil. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 7.4% (8.7% excluding foreign currency translation effects), as we continued to benefit from the continued success of the Company's aftermarket strategies initiated several years ago.

Cost of Sales and Gross Profit
Our cost of sales for the first quarter of 2013 was $447.0 million, a decrease of $14.2 million ($7.2 million excluding foreign currency translation effects) from $461.2 million in 2012. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.0% of material savings before the impact of commodity inflation, which had a negative impact of 0.5%, bringing net materials productivity to 4.5% for the quarter. This productivity achievement resulted in $12.7 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $3.5 million, while our productivity efforts generated $6.1 million of savings, or 5.9% of the conversion costs. Warranty expenses were lower compared to the first quarter of 2012 by $4.9 million, driven by an improvement in warranty claims experience. Absorption of overhead and other costs were favorable by $4.2 million versus the prior year. Volume and mix increased cost of sales by 11.2 million, but contributed $8.4 million to the decline of gross profit. Sales price reductions had a negative impact of $7.2 million on gross profit, or 1.1% of sales. Streamlining expenses added $2.9 million to cost of sales. Foreign currency translation effects decreased cost of sales by $7.0 million and combined with translation effects on sales they negatively affected gross profit in the amount of $1.3 million. Foreign currency transaction impacts increased cost of sales by $3.1 million and negatively affected gross profit in the amount of $3.0 million. The net result of all these changes was an increase in gross profit of $1.6 million ($2.9 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $9.4 million ($9.8 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprises increases in research and development investment of $4.2 million, in labor inflation and other costs of $2.4 million, in pension costs of $1.0 million, in incentive compensation of $0.9 million and in streamlining and separation expenses of $1.2 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures decreased by $2.0 million to $2.9 million in 2013 as compared to $4.9 million in 2012, primarily driven by lower income from our North American joint venture.
Income Taxes
The income tax expense for the first quarter of 2013 was $8.2 million on pre-tax income of $84.2 million before adjusting for noncontrolling interest, compared with a provision of $1.4 million on a pre-tax income of $93.4 million before adjusting for noncontrolling interest in the first quarter of 2012.
In the three months ended March 31, 2013 and March 31, 2012 the income tax expense is primarily the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, the income tax expense for the three months ended March 31, 2013 is partially offset by a tax benefit of $2.4 million due to the impact of U.S. tax legislation enacted in January 2013. Also, the tax expense for the three months ended March 31, 2012 was largely offset by the release of tax accruals of approximately $13.6 million due to certain government filings submitted in January 2012.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Three Months Ended March 31, 2013
Net cash provided by operating activities was $64.0 million for the first three months of 2013. This compared with net cash provided by operating activities of $94.3 million for the first three months of 2012.
The Company recorded net income of $76.0 million for the first three months of 2013 compared with net income of $92.0 million for the first three months of 2012. Net income attributable to the Company for the first three months of 2013 included noncash elements such as depreciation and amortization of $21.3 million. Our working capital increased due to higher business activity compared to the fourth quarter of last year, as well as from seasonal activity, which resulted in increased level of accounts receivable and to a lesser extent inventory, partially offset by accounts payable which are all typically at the lowest level at year end. Working capital increase for the three months ended March 31, 2013 of $22.9 million was higher than an increase of $8.9 million for the three months ended March 31, 2012.
Other accrued liabilities and taxes decreased $3.8 million for the first three months of 2013 compared to an increase of $3.4 million for the first three months of 2012. The major drivers of this change were payments of bonuses and incentive compensation partially netted off by current period accruals, as well as other payroll related items. Other current and long-term assets for the first three months of 2013 increased $8.2 million compared to a decrease of $6.1 million for the first three months of 2012. The main drivers of this change were increases in notes receivable from our Chinese operations, prepayments and other current assets, partially offset by decreases in advances to suppliers. Other long-term liabilities for the first three months of 2013 decreased $1.3 million compared to a decrease of $18.6 million for the first three months of 2012. The main driver of this change was a decrease in the long term portion of our incentive compensation.
The net cash used in investing activities amounted to $20.4 million in the first three months of 2013 compared to net cash used in investing activities of $18.9 million in the first three months of 2012. The net cash usage for 2013 includes capital expenditures of $9.9 million of investments in tooling, $5.6 million in plant and equipment and $4.9 million in software. This compared with $8.1 million of investments in tooling, $8.6 million in plant and equipment and $2.2 million in software during the first three months of 2012.
The net cash used by financing activities during the first three months of 2013 amounted to $40.2 million compared to net cash used by financing activities of $47.5 million during the first three months of 2012.
Our total third party debt was $63.6 million as of March 31, 2013 compared to $72.3 million as of March 31, 2012. This consisted primarily of $32.0 million borrowed under the Facility (described further below under "Credit Facility"). Also, subsidiaries in other countries had borrowings from banks totaling $31.6 million. The decrease during the first three months of 2013 is driven by payments reducing the Facility partially offset by increases in our loan under a borrowing with Société Générale Bank Nederland N.V related to the Accounts Receivable Securitization Program.
We received $15.7 million of stock option proceeds during 2013 compared with $8.9 million in 2012. The number of stock options exercised in the first three months of 2013 and 2012 were 687,026 and 443,448, respectively.

On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expires on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of an additional $400 million of common shares at the discretion of management for a period until December 31, 2014. During the first three months of 2013, the Company repurchased shares for a total amount of $51.9 million of which $10.6 million was not settled until after March 31, 2013. At March 31, 2013, the Company had the authority to make an additional $368.6 million of share repurchases.
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

As of March 31, 2013, the Facility is our principal bank credit facility, and it will expire on September 1, 2016. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of March 31, 2013, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2013. At March 31, 2013, the carrying amount of the Facility approximated fair value. The balance outstanding on the Facility as of March 31, 2013, was $32.0 million in addition to $1.2 million of letters of credit.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At March 31, 2013 the Company had the ability to borrow an incremental $366.8 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $31.6 million, of which $28.6 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $3.0 million supports local working capital requirements.
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
During the three months ended March 31, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2013 was €173.8 million ($229.5 million at weighted average March 31, 2013 year-to-date exchange rates). The amount of eligible receivables sold and outstanding at March 31, 2013 amounted to €62.3 million ($79.8 million at March 31, 2013 exchange rates). As a result of the sale, accounts receivable decreased by $79.8 million and cash and cash equivalents increased by $42.4 million.
The remaining amount of proceeds of $37.5 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2013.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at

March 31, 2013 were both immaterial. Servicing fees for the program were $0.2 million for the three months ended March 31, 2013.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2013, forward contracts for an aggregate notional amount of €57.3 million ($73.4 million at March 31, 2013 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and result in a net non-operating gain/(loss) of $0.1 million as per March 31, 2013. The majority of these exchange contracts were entered into on March 27, 2013. The fair value of the derivatives was $0.4 million.
Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program.”
Aggregate Contractual Obligations
The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2012 disclosed in the Annual Report on Form 10-K. There have been no other material changes to those obligations since December 31, 2012.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 13 to the Consolidated Financial Statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosure on this matter for the year ended December 31, 2012 made in the Company’s Annual Report on Form 10-K.

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
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved a program to purchase shares of the Company's common stock. A summary of the repurchase activity for the first three months of 2013 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2012	7,051,349	$53.82	7,051,349	$420,555,846

January 1 - January 31	10,000	$62.54	10,000	$419,930,456
February 1 - February 28	226,603	$67.93	226,603	$404,537,006
March 1 - March 31	509,144	$70.56	509,144	$368,613,986
Total first quarter	745,747	$69.65	745,747	$368,613,986

Total through March 31, 2013	7,797,096	$55.33	7,797,096	$368,613,986

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
The unexpended balance of $368.6 million under that authorization as of March 31, 2013 will continue to be used to repurchase shares in the future.
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

WABCO HOLDINGS INC.

/S/ JASON CAMPBELL
Jason Campbell
Vice President and Controller
(Principal Accounting Officer)
April 25, 2013

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1	Description of Agreement with Kevin Tarrant Relating to Equity Awards
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on April 25, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.*

*
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