Form 10-Q
period 2013-09-30
WABCO Holdings Inc.
filed 2013-10-25
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 24, 2013	62,143,652 shares

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2013	2012	2013	2012
Sales	$677.1	$588.3	$2,000.1	$1,880.8
Cost of sales	477.6	413.1	1,396.3	1,315.8
Gross Profit	199.5	175.2	603.8	565.0
Costs and expenses:
Selling and administrative expenses	80.6	76.4	252.3	229.6
Product engineering expenses	30.9	25.5	90.7	77.7
Other operating expense, net	1.1	0.1	5.7	2.2
Operating income	86.9	73.2	255.1	255.5
Equity income of unconsolidated joint ventures, net	4.7	4.1	12.9	13.8
Other non-operating (expense)/income, net	(0.9)	(0.8)	2.8	(2.0)
Interest expense, net	(0.2)	(0.3)	(0.7)	(1.2)
Income before income taxes	90.5	76.2	270.1	266.1
Income tax expense/(benefit)	8.0	(3.3)	25.8	15.7
Net income including noncontrolling interests	82.5	79.5	244.3	250.4
Less: net income attributable to noncontrolling interests	2.5	2.0	7.4	8.1
Net income attributable to Company	$80.0	$77.5	$236.9	$242.3
Net income attributable to Company per common share
Basic	$1.28	$1.22	$3.78	$3.78
Diluted	$1.26	$1.19	$3.72	$3.69
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	62,465,812	63,628,835	62,684,399	64,184,823
Diluted	63,248,651	64,904,085	63,615,995	65,638,742
See Notes to the Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2013	2012	2013	2012
Comprehensive income	$90.3	$102.0	$222.1	$249.4
Less: comprehensive income attributable to noncontrolling interests	1.0	4.7	2.0	8.1
Comprehensive income attributable to Company	$89.3	$97.3	$220.1	$241.3

See Notes to the Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187.5	$175.0
Accounts receivable, less allowance for doubtful accounts of $4.7 in 2013 and $3.6 in 2012	363.5	301.5
Inventories:
Finished products	99.4	76.9
Products in process	7.7	7.1
Raw materials	106.1	107.8
Taxes receivable on income	3.0	—
Future income tax benefits	10.7	13.8
Restricted cash	32.3	26.0
Guaranteed notes receivable	54.4	41.2
Other current assets	48.7	43.3
Total current assets	913.3	792.6
Property, plant and equipment, less accumulated depreciation	383.6	389.0
Goodwill	374.8	371.7
Long-term future income tax benefits	93.5	91.5
Investments in unconsolidated joint ventures	20.5	20.5
Intangible assets, net	41.5	39.4
Other assets	42.0	42.3
TOTAL ASSETS	$1,869.2	$1,747.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$23.4	$76.2
Accounts payable	146.6	115.4
Accrued payroll	115.3	94.2
Current portion of warranties	28.0	33.8
Taxes payable	—	5.7
Other accrued liabilities	135.3	120.4
Total current liabilities	448.6	445.7
Post-retirement benefits	437.3	430.6
Deferred tax liabilities	30.4	29.9
Long-term income tax liabilities	48.5	47.7
Other liabilities	62.1	64.4
Total liabilities	1,026.9	1,018.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 77,324,703 in 2013; 75,755,306 in 2012; and shares outstanding: 62,230,330 in 2013; 62,747,151 in 2012	0.8	0.7
Capital surplus	789.3	735.5
Treasury stock, at cost: 15,094,373 shares in 2013; 13,008,155 shares in 2012	(808.0)	(655.8)
Retained earnings	955.5	718.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(32.5)	(15.4)
Unrealized losses on benefit plans, net of tax	(106.9)	(107.2)
Total shareholders’ equity	798.2	676.4
Noncontrolling interests	44.1	52.3
Total equity	842.3	728.7
TOTAL LIABILITIES AND EQUITY	$1,869.2	$1,747.0

See Notes to the Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(Amounts in millions)
Operating activities:
Net income including noncontrolling interests	$244.3	$250.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55.8	49.7
Amortization of intangibles	9.0	8.3
Equity in earnings/(losses) of unconsolidated joint ventures, net of dividends received	0.1	(1.7)
Non-cash stock compensation	9.7	11.0
Deferred income tax benefit/(expense)	1.6	(15.6)
Loss on sale or disposal of property, plant and equipment	0.2	0.1
Changes in assets and liabilities:
Accounts receivable, net	(64.3)	(24.9)
Inventories	(24.0)	(9.3)
Accounts payable	31.9	6.8
Other accrued liabilities and taxes	16.3	2.7
Other current and long-term assets	(30.9)	32.1
Other long-term liabilities	(1.6)	(27.5)
Net cash provided by operating activities	248.1	282.1
Investing activities:
Purchases of property, plant and equipment	(58.3)	(60.5)
Investments in capitalized software	(9.4)	(6.8)
Acquisitions, net	—	(5.1)
Net cash used in investing activities	(67.7)	(72.4)
Financing activities:
Net (repayments)/borrowings of revolving credit facilities	(45.9)	47.4
Borrowings of long-term debt	—	0.7
Net repayments of short-term debt	(7.0)	(6.2)
Purchases of treasury stock	(148.6)	(146.9)
Dividends to noncontrolling interest holders	(4.5)	(4.6)
Purchase of subsidiary shares from noncontrolling interest	(4.6)	—
Proceeds from exercise of stock options	44.4	21.5
Net cash used in financing activities	(166.2)	(88.1)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	1.0
Net increase in cash and cash equivalents	12.5	122.6
Cash and cash equivalents at beginning of period	175.0	102.4
Cash and cash equivalents at end of period	$187.5	$225.0
Cash paid during the period for:
Interest	$0.2	$0.8
Income taxes	$30.0	$23.5
Non cash items for the period:
Treasury stock purchase accrual	$6.1	$4.0
See Notes to the Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2012, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2013.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update 2013-11 ("ASU 2013-11") Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We do not expect any material impact from adoption of this guidance on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 aims to improve the reporting of reclassifications out of accumulated other comprehensive income. The entities are required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. We adopted the provisions of ASU 2013-02 as of March 31, 2013.

NOTE 3.	Comprehensive Income

Total comprehensive income attributable to the Company consisted of the following (amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$82.5	$79.5	$244.3	$250.4
Foreign currency translation gains/(losses)	10.8	24.2	(22.5)	(1.9)
Unrealized (losses) / gains on benefit plans, net	(3.0)	(1.7)	0.3	0.9
Comprehensive income	90.3	102.0	222.1	249.4
Less: Net income attributable to noncontrolling interests	2.5	2.0	7.4	8.1
Less: Foreign currency translation (losses)/gains, attributable to noncontrolling interests	(1.5)	2.7	(5.4)	—
Comprehensive income attributable to Company	$89.3	$97.3	$220.1	$241.3

The table below presents the rollforward of Accumulated Other Comprehensive Income for the nine month period ended September 30, 2013 (amounts in millions).

	Accumulated Other Comprehensive Income
	Foreign Currency Translation	Losses on Intra-entity transactions (1)	Unrealized Losses on Benefit Plans, net of tax		Total
Beginning balance as of December 31, 2012	$(9.5)	$(5.9)	$(107.2)		$(122.6)
Other comprehensive income before reclassifications	(14.2)	(2.9)	(3.1)		(20.2)
Amounts reclassified from accumulated other comprehensive income	—	—	3.4	(2)	3.4
Net current period other comprehensive income	(14.2)	(2.9)	0.3		(16.8)
Ending Balance as of September 30, 2013	$(23.7)	$(8.8)	$(106.9)		$(139.4)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.
(2) This accumulated other comprehensive income component, net of $1.4 million in tax, is included in the computation of net periodic pension cost. See Note 13 Post-retirement Benefits for additional details.

NOTE 4.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the “Accounts Receivable Securitization Program”) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2013 for one additional year.
During the nine months ended September 30, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2013 was €570.9 million ($752.1 million at average exchange rates for the nine months ended September 30, 2013). The amount of eligible receivables sold and outstanding as of

September 30, 2013 amounted to €74.2 million ($100.3 million at September 30, 2013 exchange rates). As a result of the sale, accounts receivable decreased by $100.3 million and cash and cash equivalents increased by $58.6 million. The remaining amount of proceeds of $41.7 million is a subordinated deposit with Société Générale Bank Nederland N.V. as of September 30, 2013.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2013 were both immaterial. Servicing fees paid for the program were $0.6 million and $0.7 million for the nine months ended September 30, 2013 and September 30, 2012 respectively.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $29.1 million of additional cash as of September 30, 2013. Of these cash receipts, $19.7 million is classified on the consolidated balance sheet as loans payable to bank and $9.4 million reduced the subordinated deposit which is classified as restricted cash on the consolidated balance sheet as of September 30, 2013, to $32.3 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €18.0 million ($24.3 million at September 30, 2013 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. To date, we have not utilized this program.
Other receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These drafts are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2013 and 2012 were $29.6 million and $33.5 million, respectively. There were no expenses for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. The carrying amounts of these guaranteed notes receivable are $54.4 million and $41.2 million as of September 30, 2013 and December 31, 2012, respectively.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2013 or December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average incremental shares included	782,839	1,275,250	931,596	1,453,919
Shares excluded due to anti-dilutive effect	672	510,997	89,304	472,459

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the nine month period ended September 30, 2013.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2012	75,755,306	(13,008,155)	62,747,151
Shares issued upon exercise of stock options	1,457,037	—	1,457,037
Shares issued upon vesting of RSUs	112,360	—	112,360
Shares purchased for treasury	—	(2,086,218)	(2,086,218)
Balance, September 30, 2013	77,324,703	(15,094,373)	62,230,330
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2013, no shares have been reissued.

On May 26, 2011, the Board of Directors approved the repurchase of shares in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of an additional $400 million of common shares at the discretion of management for a period until December 31, 2014. As of September 30, 2013, the Company had repurchased shares for a total amount of $531.7 million under these two repurchase programs, leaving an unexpended balance of $268.3 million available to repurchase shares in the future. Subsequent to September 30, 2013, the Company has repurchased 99,000 additional shares for $8.4 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of income over the requisite service period. Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with performance stock units ("PSUs"), the vesting of which would occur, if at all, and at levels depending upon, the achievement of a three-year cumulative earnings metric. Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation	$3.1	$3.4	$9.7	$11.0
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Options Granted	—			284,691	$58.71	$23.10
RSUs Granted	117,457	$—	$68.50	133,804	$—	$58.47
PSUs Granted	94,364	$—	$68.10
Total Awards	211,821			418,495

There were no stock options granted in the nine months ended September 30, 2013. In the nine months ended September 30, 2012, a total of 284,691 options were granted of which all are exercisable in equal installments over a period of three years.
In the first nine months of 2013, a total of 117,457 RSUs were granted of which 6,764 vest immediately, 102,327 vest in equal annual installments over a period of three years and 3,710 vest after three years. Of the remaining 4,656 RSUs granted in 2013, 67% vest after two years and 33% vest after three years. In the first nine months of 2012, a total of 133,804 RSUs were granted of which 105,649 vest in equal annual installments over a period of three years. Of the remaining 28,155 RSUs granted in 2012, 10,027 vest immediately, 3,588 vest after two years and 14,540 vest after three years.
In the first nine months of 2013, a total of 94,364 PSUs were granted, the vesting of which would occur, if at all, and at levels depending upon, the achievement of a certain three-year cumulative earnings per share goal.
The weighted average grant date fair value for stock options was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the nine month periods ended September 30, 2013 and 2012:

Assumption	September 30, 2013	September 30, 2012
Risk-free interest rate	N/A	0.81%
Expected volatility	N/A	44.48%
Expected holding period	N/A	5 Years
Expected forfeiture rate	N/A	2.6%
Expected dividend yield	N/A	—%
The risk free interest rate was based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four-year period, the common stock of its peer group over a three-year period, and the implied volatility for at-the-money options to purchase shares of its common stock. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four-year historical volatility of WABCO and the median most recent three-year historical volatility of WABCO’s peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis supported one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company.

NOTE 8.	Debt

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the "Facility") with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers. On August 23, 2013 the Company entered into an amendment agreement which extended the expiry of the Facility from September 1, 2016 to September 1, 2018. No other material terms were amended.

As of September 30, 2013, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of September 30, 2013, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2013. There was no outstanding balance on the Facility as of September 30, 2013, and the balance of letters of credit issued was $1.2 million.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2013 the Company had the ability to borrow an incremental $398.8 million under the Facility and was in compliance with all covenants.
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
Also, various subsidiaries had borrowings from banks totaling $23.4 million, of which $19.7 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $3.7 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2013 and 2012 (amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance of warranty costs accrued, beginning of period	$50.3	$52.1	$55.2	$52.6
Warranty costs accrued	5.1	4.5	14.9	20.1
Warranty claims settled	(7.0)	(6.5)	(20.9)	(20.5)
Foreign exchange translation effects	1.4	1.8	0.6	(0.3)
Balance of warranty costs accrued, end of period	$49.8	$51.9	$49.8	$51.9
Current liability, included in current portion of warranties	$28.0	$41.2	$28.0	$41.2
Long-term liability, included in other liabilities	$21.8	$10.7	$21.8	$10.7

Guarantees and Commitments
The Company has bank guarantees for $51.6 million which is comprised of uncollateralized bank guarantees, of which $45.9 million is related to tax and other litigation, $1.2 million is related to letters of credit and $4.5 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of $7.2 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €18.0 million ($24.3 million at September 30, 2013 exchange rates).
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
As required by the Indemnification and Cooperation Agreement, WABCO paid the fine amount into escrow on August 30, 2010, using €230.0 million of cash on hand and €96.1 million of additional borrowings. The funds were subsequently released from escrow and paid to the Commission. After reviewing all of the elements of the case, WABCO decided to appeal the decision in order to try to have the fine reduced. On September 8, 2010, WABCO filed its appeal in the General Court of the European Union (the "General Court"), located in Luxembourg. On March 27, 2012, the oral hearing for the appeal took place before the court.
On September 16, 2013, the General Court delivered its judgment and reversed in part the decision of the Commission, reducing the original fine of €326.1 million by €205.8 million to €120.3 million.  Since WABCO had paid the full amount of the EC Fine (as described above), WABCO will receive the full amount of the reimbursement within 60 days.  The facts of the case are now settled.  The Commission has up to 2 months and 10 days from receipt of the General Court’s judgment to decide whether to file an appeal based solely on matters of law. An appeal would not have any impact on the Commission's obligation to repay the amount.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO", WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $13.3 million as of September 30, 2013. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the nine months ended September 30, 2013 was $25.8 million on pretax income of $270.1 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, the Company recognized a tax benefit of $2.4 million during the first quarter due to the impact of U.S. tax legislation enacted in January 2013. During the third quarter of 2013, the Company also recognized an additional net tax benefit of $1.5 million primarily related to the filing of its 2012 U.S. Federal income tax return in September 2013.
The accompanying September 30, 2013 condensed consolidated balance sheet continues to reflect a full valuation allowance for certain foreign tax loss carryforwards due to a continued cumulative loss position and an uncertain level of earnings in Europe. As a result of anticipated profitability for the year and positive trends in the foreseeable future in Europe, we may release all or a portion of this valuation allowance by the end of 2013. However, the exact timing and amount of the valuation allowance released are subject to change based on the level of profitability that we are able to actually achieve for the year and our visibility into future period results. The potential release of this valuation allowance by the end of 2013 would have a material impact on our recorded tax expense in the period of reversal. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax asset will be realized.
Unrecognized tax benefits at September 30, 2013 amounted to $47.0 million related to the WABCO business and $1.5 million related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in "Note 11. Tax and Indemnification Liabilities Transferred from Trane to WABCO". Moreover, $48.5 million of the unrecognized tax benefits are classified as long-term liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in "Note 10. Income Taxes", the liabilities as of September 30, 2013 included $1.5 million related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of September 30, 2013, the Company had indemnification liabilities of $13.3 million which is classified within long-term liabilities on the balance sheet.
During the first nine months of 2013, approximately $3.8 million of indemnification liabilities was released in the statement of income due to the settlement of a foreign tax audit.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2013 is $42.0 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

The following is a summary of changes in the Company’s streamlining program liabilities for the nine month period ended September 30, 2013 (amounts in millions). Activity for the period consisted primarily of termination payments and employee-related charges.

2008 / 2009 Program
Balance as of December 31, 2012	$10.2
Charges during the first nine months of 2013	—
Payments during the first nine months of 2013	(3.7)
Balance as of September 30, 2013	$6.5
Other Programs
Balance as of December 31, 2012	$9.9
Charges during the first nine months of 2013	11.7
Payments during the first nine months of 2013	(7.5)
Balance as of September 30, 2013	$14.1
Foreign exchange translation effects	$0.6
Total streamlining liability as of September 30, 2013	$21.2
A balance of $14.3 million is classified as long term and is included in other liabilities. The remaining $6.9 million is classified as short term and is included in other accrued liabilities as of September 30, 2013.
The following is a summary of current and cumulative streamlining costs (amounts in millions):

	Charges for three months Ended September 30, 2013		Charges for nine months Ended September 30, 2013		Cumulative Charges as of September 30, 2013
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$0.8	$—	$4.0	$45.7	$14.0
Employee-related charges – selling and administrative	—	1.0	—	7.6	45.8	17.1
Asset write-offs	—	—	—	0.1	—	1.1
Total program costs	$—	$1.8	$—	$11.7	$91.5	$32.2

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2013 and 2012 (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2013	2012	2012	2013	2013	2012	2012
	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$3.2	$—	$2.2	$—	$9.6	$—	$6.7	$—
Interest cost on the projected benefit obligation	5.2	0.1	5.9	0.2	15.5	0.4	17.8	0.4
Plan amendments	—	—	—	—	—	—	(4.3)	—
Less assumed return on plan assets	(2.3)	—	(2.4)	—	(6.8)	—	(6.8)	—
Amortization of net loss	1.6	0.1	0.7	0.1	4.7	0.3	1.9	0.3
Defined benefit plan cost	$7.7	$0.2	$6.4	$0.3	$23.0	$0.7	$15.3	$0.7

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2013, forward contracts for an aggregate notional amount of €72.5 million ($98.1 million at September 30, 2013 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the nine months ended September 30, 2013 was $0.1 million. The majority of these exchange contracts were entered into on September 27, 2013. The fair value of the derivatives was $0.1 million at September 30, 2013.

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
The acquisition was recorded in accordance with ASC 805 Business Combinations ("ASC 805"). ASC 805 requires that all identifiable intangible assets be recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or is separable from the acquired entity. The fair value of Ephicas' identified intangible assets was $2.1 million and goodwill was $3.6 million.

NOTE 16.	Noncontrolling Interests

On August 30, 2013, WABCO acquired the remaining shares in its Chinese joint venture, Shandong Weiming Automotive Products ("SWAP"), for cash consideration of $4.6 million thus increasing its ownership from 70% to 100%. The table below shows the effect of the change in ownership interest on the Company's equity for the three and nine months ended September 30, 2013 and 2012 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Company	$80.0	$77.5	$236.9	$242.3
Transfers from the noncontrolling interest:
Increase in paid-in capital for acquisition of noncontrolling interest	1.1	—	1.1	—
Net transfers from noncontrolling interest	$1.1	$—	$1.1	$—
Change from net income attributable to Company and transfers from noncontrolling interest	$81.1	$77.5	$238.0	$242.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the third quarter of 2013, the production of new trucks and buses greater than six tons increased in most markets, while India experienced a significant decline year over year. WABCO’s sales in the same period increased by 15.1% on a reported basis and 13.4% excluding foreign currency translation effects, compared to one year ago.

WABCO's global aftermarket sales increased by 10.3% (8.7% excluding foreign currency translation effects) in the third quarter of 2013. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

During the third quarter of 2013, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $20.4 million of materials and conversion productivity, a record amount for WABCO. Gross materials productivity represented 5.2% of total materials cost, while the impact of commodity inflation reduced net materials productivity to 5.0%. Conversion productivity represented 6.0%, another robust result.
Results of Operations
Approximately 88% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2013 compared with 2012 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Third Quarter Results of Operations for 2013 Compared with 2012
(amounts in millions)

	Three Months Ended September 30,
				Excluding foreign exchange translation (a)
	2013	2012	% change reported	2013 adjusted amount	% change adjusted
Sales	$677.1	$588.3	15.1%	$667.4	13.4%
Cost of sales	477.6	413.1	15.6%	473.3	14.6%
Gross profit	199.5	175.2	13.9%	194.1	10.8%
Operating expenses	112.6	102.0	10.4%	109.0	6.9%
Operating income	86.9	73.2	18.7%	85.1	16.3%
Equity income of unconsolidated joint ventures	4.7	4.1	14.6%	4.7	14.6%
Other non-operating expense, net	(0.9)	(0.8)	12.5%	(0.9)	12.5%
Interest expense, net	(0.2)	(0.3)	(33.3)%	(0.2)	(33.3)%
Income before income taxes	90.5	76.2	18.8%	88.7	16.4%
Income tax expense/(benefit)	8.0	(3.3)	*	8.6	*
Net income including noncontrolling interests	82.5	79.5	3.8%	80.1	0.8%
Less: net income attributable to noncontrolling interests	2.5	2.0	25.0%	2.6	30.0%
Net income attributable to Company	$80.0	$77.5	3.2%	$77.5	—%
* Percentage change not meaningful
* Percentage change not meaningful

(a)	The 2013 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending September 30, 2012.
Sales
Our sales for the third quarter of 2013 were $677.1 million, an increase of 15.1% (13.4% excluding foreign currency translation effects) from $588.3 million in 2012. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle, growth in our aftermarket sales and increases in the production of new trucks and buses greater than six tons in most of our markets. Total sales in Europe, our largest market, increased approximately 18.6% (12.5% excluding foreign currency translation effects) for the third quarter of 2013, driven mainly by increased WABCO content per vehicle and higher levels of truck, bus and trailer production. Total sales increased 18.8% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia decreased 0.4% (increase of 6.6% excluding foreign currency translation effects) driven primarily by a decrease in sales in India of 35.1% (27.2% excluding foreign currency translation effects) and in Japan of 5.5% (increase of 18.4% excluding foreign currency translation effects), partially offset by an increase in sales in China of 29.7% (25.0% excluding foreign currency translation effects) and in Korea of 12.1% (8.8% excluding foreign currency translation effects). Total sales in South America increased 31.1% (47.3% excluding foreign currency translation effects) driven by increased WABCO content per vehicle in addition to the recovery in production of new trucks and buses in Brazil. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 10.3% (8.7% excluding foreign currency translation effects), as we continued to benefit from the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the third quarter of 2013 was $477.6 million, an increase of $64.5 million ($60.2 million excluding foreign currency translation effects) from $413.1 million in 2012. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.2% of material savings, before the 0.2% negative impact of commodity inflation, bringing net materials productivity to 5.0% for the quarter. This productivity achievement resulted in $14.3 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $3.6 million, while our productivity efforts generated $6.1 million of savings, or 6.0% of the conversion costs. Warranty expenses net of volume effects were lower compared to the third quarter of 2012 by $0.2 million, driven by an improvement in warranty claims experience. Absorption of overhead and other costs were favorable by $17.7 million versus prior year. Volume and mix increased cost of sales by $81.2 million, but contributed $4.1 million to improvement of gross profit. Sales price reductions had a negative impact of $7.7 million on gross profit, or 1.1% of sales. Streamlining expenses reduced cost of sales by $1.2 million. Foreign currency translation effects increased cost of sales by $4.3 million but combined with translation effects on sales they improved gross profit by $5.4 million. Foreign currency transaction impacts increased cost of sales by $14.9 million and negatively affected gross profit in the amount of $13.4 million. The net result of all these changes was an increase in gross profit of $24.3 million ($18.9 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $10.6 million ($7.0 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $4.3 million, in labor inflation and other costs of $2.8 million, in incentive compensation of $0.9 million and was partially offset by reduction in streamlining, separation expenses and other general cost savings of $1.0 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $0.6 million to $4.7 million in 2013 as compared to $4.1 million in 2012, primarily driven by higher income from our North American joint venture.
Other Non-Operating Expense, net
Non-operating expense of $0.9 million for the third quarter of 2013 was in line with an expense of $0.8 million for the third quarter of 2012.
Income Taxes
The income tax expense for the third quarter of 2013 was $8.0 million on pre-tax income of $90.5 million before adjusting for noncontrolling interest, compared with a benefit of $3.3 million on a pre-tax income of $76.2 million before adjusting for noncontrolling interest in the third quarter of 2012.
In the three months ended September 30, 2013 and September 30, 2012 the income tax provision was primarily the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, adjustments from the filing of the Company's U.S. Federal income tax return in September 2013 and 2012, respectively, and certain foreign tax planning. The tax expense for the three months ended September 30, 2013 included a net benefit of $1.5 million primarily related to the filing of its 2012 U.S. Federal income tax return in September 2013. In addition, the tax benefit for the three months ended September 30, 2012 included a tax benefit of $11.2 million due to the Company's government filings submitted in January 2012.

Year to Date Results of Operations for 2013 Compared with 2012
(amounts in millions)

	Nine Months Ended September 30,
				Excluding foreign exchange translation (a)
	2013	2012	% change reported	2013 adjusted amount	% change adjusted
Sales	$2,000.1	$1,880.8	6.3%	$1,998.6	6.3%
Cost of sales	1,396.3	1,315.8	6.1%	1,400.7	6.5%
Gross profit	603.8	565.0	6.9%	597.9	5.8%
Operating expenses	348.7	309.5	12.7%	344.3	11.2%
Operating income	255.1	255.5	(0.2)%	253.6	(0.7)%
Equity income of unconsolidated joint ventures	12.9	13.8	(6.5)%	12.9	(6.5)%
Other non-operating income/(expense), net	2.8	(2.0)	*	2.6	*
Interest expense, net	(0.7)	(1.2)	(41.7)%	(0.6)	(50.0)%
Income before income taxes	270.1	266.1	1.5%	268.5	0.9%
Income tax expense	25.8	15.7	64.3%	26.9	71.3%
Net income including noncontrolling interests	244.3	250.4	(2.4)%	241.6	(3.5)%
Less: net income attributable to noncontrolling interests	7.4	8.1	(8.6)%	7.7	(4.9)%
Net income attributable to Company	$236.9	$242.3	(2.2)%	$233.9	(3.5)%
* Percentage change not meaningful
* Percentage change not meaningful

(a)	The 2013 amounts adjusted for foreign currency translation were calculated using average exchange rates for the nine month period ending September 30, 2012.
Sales
Our sales for the first nine months of 2013 were $2,000.1 million, an increase of 6.3% (6.3% excluding foreign currency translation effects) from $1,880.8 million in 2012. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle and growth in our aftermarket sales. Total sales in Europe, our largest market, increased approximately 7.5% (4.9% excluding foreign currency translation effects) for the first nine months of 2013, driven mainly by increased WABCO content per vehicle. Total sales increased 3.4% in North America, despite a decline in commercial vehicle production, due to increased WABCO content per vehicle. Total sales in Asia decreased 5.3% (increase of 0.5% excluding foreign currency translation effects). The sales reduction in Asia was primarily driven by a decrease in sales in India of 27.3% (21.9% excluding foreign currency translation effects), a result of a decline in commercial vehicle production, and in Japan of 17.0% (increase by 0.8% excluding foreign currency translation effects), partially offset by an increase in sales in China of 19.2% (16.1% excluding foreign currency translation effects) and in Korea of 5.8% (2.6% excluding foreign currency translation effects). Total sales in South America increased 34.6% (48.3% excluding foreign currency translation effects) driven by the recovery in production of new trucks and buses in Brazil as well as increased WABCO content per vehicle. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 8.6% (8.5% excluding foreign currency translation effects), as we continued to benefit from the success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the first nine months of 2013 was $1,396.3 million, an increase of $80.5 million ($84.9 million excluding foreign currency translation effects) from $1,315.8 million in 2012. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.0% of material savings before the 0.3% negative impact of commodity inflation, bringing net materials productivity to 4.7% for the first nine months of 2013. This productivity achievement resulted in $41.8 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $10.6 million, while our productivity efforts generated $18.9 million of savings, or 6.1% of the conversion costs. Warranty expenses net of volume effects were lower compared to the first nine months 2012 by $6.7 million driven by an improvement in warranty claims experience. Absorption of overhead and other costs were favorable by $34.8 million versus prior year. Volume and mix increased cost of sales by $146.4 million and contributed $8.5 million to the decline of gross profit. Sales price reductions had a negative impact of $22.2 million on gross profit, or 1.1% of sales. Streamlining expenses added $0.2 million to cost of sales. Foreign currency translation effects decreased cost of sales by $4.4 million but combined with translation effects on sales they positively affected gross profit in the amount of $5.9 million. Foreign currency transaction impacts increased cost of sales by $29.9 million and negatively impacted gross profit by $27.8 million. The net result of all these changes was an increase in gross profit of $38.8 million ($32.9 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $39.2 million ($34.8 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $11.7 million, in labor inflation and other costs of $8.2 million, in pension costs of $4.3 million (due to a 2012 reduction in our UK pension obligation), in incentive compensation of $7.0 million and in streamlining and separation expenses of $3.6 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures decreased by $0.9 million to $12.9 million in 2013 as compared to $13.8 million in 2012, driven by lower income from our North American and South African joint ventures.
Other Non-Operating Income/(Expense), net
The increase in non-operating income of $4.8 million compared to an expense of $2.0 million in the nine months ended September 30, 2012 was primarily driven by the release of tax indemnification liabilities, due to the settlement of a foreign tax audit.
Income Taxes
The income tax expense for the first nine months of 2013 was $25.8 million on pre-tax income of $270.1 million before adjusting for noncontrolling interest, compared with a provision of $15.7 million on a pre-tax income of $266.1 million before adjusting for noncontrolling interest in the first nine months of 2012.
In the nine months ended September 30, 2013 and September 30, 2012, the income tax expense was primarily the net result of taxes on earnings in profitable jurisdictions offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, the benefit from the release of an uncertain tax position due to the expiration of a statute of limitation and the settlement of a foreign tax audit, respectively, and certain foreign tax planning. In addition, the income tax expense for the first nine months ended September 30, 2013 was partially offset by a net tax benefit of $6.1 million primarily related to the filing of its 2012 U.S. Federal income tax return in September 2013 and the impact of U.S. tax legislation enacted in January 2013. Also, the tax expense for the first nine months ended September 30, 2012 was largely offset by the release of tax accruals of approximately $24.8 million due to certain government filings submitted in January 2012.
Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Nine Months Ended September 30, 2013
Net cash provided by operating activities was $248.1 million for the first nine months of 2013. This compared with net cash provided by operating activities of $282.1 million for the first nine months of 2012.
The Company recorded net income of $244.3 million for the first nine months of 2013 compared with net income of $250.4 million for the first nine months of 2012. Net income attributable to the Company for the first nine months of 2013 included noncash elements such as depreciation and amortization of $64.8 million. Our working capital increased $56.4 million for the nine months ended September 30, 2013 compared to an increase of $27.4 million for the nine months ended

September 30, 2012 due to an increase in business activity. This resulted in a higher level of accounts receivable and to a lesser extent inventory, partially offset by a higher level of accounts payable.
Other accrued liabilities and taxes increased $16.3 million for the first nine months of 2013 compared to an increase of $2.7 million for the first nine months of 2012. The major drivers of this change were accruals for incentive compensation, bonuses and payroll related items, as well as an increase in tax related items, partially offset by a decrease in the short term portion of our warranty accruals. Other current and long-term assets for the first nine months of 2013 increased $30.9 million compared to a decrease of $32.1 million for the first nine months of 2012. The main increases were in notes receivable from our Chinese operations, in the subordinated account under our Accounts Receivables Securitization Program, as well as tax related items. Other long-term liabilities for the first nine months of 2013 decreased $1.6 million compared to a decrease of $27.5 million for the first nine months of 2012, and the main driver of this change was the payment and release of the remaining accrual for tax indemnification liabilities due to the settlement of a foreign tax audit, partially offset by a decrease in the long-term portion of our streamlining accrual.
The net cash used in investing activities amounted to $67.7 million in the first nine months of 2013 compared to net cash used in investing activities of $72.4 million in the first nine months of 2012. The net cash usage for 2013 includes capital expenditures of $29.8 million of investments in tooling, $28.5 million in plant and equipment and $9.4 million in software. This compared with $31.8 million of investments in tooling, $28.7 million in plant and equipment, $6.8 million in software and $5.1 million for acquisitions during the first nine months of 2012.
The net cash used by financing activities during the first nine months of 2013 amounted to $166.2 million compared to net cash used by financing activities of $88.1 million during the first nine months of 2012.
Our total third party debt was $23.4 million as of September 30, 2013 compared to $123.1 million as of September 30, 2012. The decrease during the first nine months of 2013 was primarily driven by repayments of the revolving credit facility.
We received $44.4 million of stock option proceeds during 2013 compared with $21.5 million in 2012. The number of stock options exercised in the first nine months of 2013 and 2012 were 1,457,037 and 1,049,107, respectively.
We also paid $4.6 million during 2013 for the acquisition of the remaining shares in our Chinese joint venture, Shandong Weiming Automotive Products.

On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of an additional $400 million of common shares at the discretion of management for a period until December 31, 2014. During the first nine months of 2013, the Company repurchased shares for a total amount of $152.2 million of which $6.1 million was not settled until after September 30, 2013. As of September 30, 2013, the Company had repurchased shares for a total amount of $531.7 million under these two repurchase programs and had the authority to make an additional $268.3 million of share repurchases.
Credit Facility

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the "Facility") with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers. On August 23, 2013 the Company entered into an amendment agreement which extended the expiry of the Facility from September 1, 2016 to September 1, 2018. No other material terms were amended.

As of September 30, 2013, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. It replaced the $800 million multi-currency five-year senior unsecured revolving credit facility entered into by WABCO on May 31, 2007 with, among others, J.P. Morgan Securities, Inc. as lead arranger and bookrunner and JPMorgan Chase Bank, N.A., as agent, issuing bank and swingline lender.

Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of September 30, 2013, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2013. There was no outstanding balance on the Facility as of September 30, 2013, and the balance of letters of credit issued was $1.2 million.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At September 30, 2013 the Company had the ability to borrow an incremental $398.8 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $23.4 million, of which $19.7 million relates to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $3.7 million supports local working capital requirements.
Accounts Receivable Securitization Program
As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity. Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Receivables Program in September 2013 for one additional year.
During the nine months ended September 30, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC topic 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2013 was €570.9 million ($752.1 million at average exchange rates for the nine months ended September 30, 2013). The amount of eligible receivables sold and outstanding at September 30, 2013 amounted to €74.2 million ($100.3 million at September 30, 2013 exchange rates). As a result of the sale, accounts receivable decreased by $100.3 million and cash and cash equivalents increased by $58.6 million. The remaining amount of proceeds of $41.7 million is a subordinated deposit with Société Générale Bank Nederland N.V. at September 30, 2013.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2013 were both immaterial. Servicing fees for the program were $0.6 million for the nine months ended September 30, 2013.
Factoring Program
On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. To date, we have not utilized this program.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2013, forward contracts for an aggregate notional amount of €72.5 million ($98.1 million at September 30, 2013 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.1 million for the nine months ended September 30, 2013. The majority of these exchange contracts were entered into on September 27, 2013. The fair value of the derivatives was $0.1 million as of September 30, 2013.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2012 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2013.

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
There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved two programs to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2013 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2012	7,051,349	$53.82	7,051,349	$420,555,846

January 1 - January 31	10,000	$62.54	10,000	$419,930,456
February 1 - February 28	226,603	$67.93	226,603	$404,537,006
March 1 - March 31	509,144	$70.56	509,144	$368,613,986
Total first quarter	745,747	$69.65	745,747	$368,613,986

Total through March 31, 2013	7,797,096	$55.33	7,797,096	$368,613,986

April 1 - April 30	469,018	$66.59	469,018	$337,380,432
May 1 - May 31	—	—	—	$337,380,432
June 1 - June 30	253,100	$74.32	253,100	$318,570,675
Total second quarter	722,118	$69.30	722,118	$318,570,675

Total through June 30, 2013	8,519,214	$56.52	8,519,214	$318,570,675

July 1 - July 31	111,500	$79.05	111,500	$309,757,101
August 1 - August 31	231,084	$78.61	231,084	$291,591,256
September 1 - September 30	275,769	$84.40	275,769	$268,316,629
Total third quarter	618,353		618,353	$268,316,629

Total through September 30, 2013	9,137,567		9,137,567	$268,316,629

(a) On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program. This board authorization allows for the repurchase of a further $400 million of common shares at the discretion of management for a period until December 31, 2014. The unexpended balance of $268.3 million under that authorization as of September 30, 2013 will continue to be used to repurchase shares in the future.

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

WABCO HOLDINGS INC.

/S/ JASON CAMPBELL
Jason Campbell
Interim Chief Financial Officer and Controller
(Principal Accounting Officer)
October 25, 2013

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1
Amendment Letter, dated August 23, 2013, to the $400,000,000 Facility Agreement, dated July 8, 2011, for WABCO Holdings Inc. arranged by Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SN/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, LTD., The Royal Bank of Scotland NV, (Belgium) Branch, and Credit Lyonnais and Unicredit Bank AG, with Banc of America Securities Limited acting as agent (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on August 26, 2013 and herein incorporated by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on October 25, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to the Condensed Consolidated Financial Statements.*

*
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