Form 10-K
period 2013-12-30
WABCO Holdings Inc.
filed 2014-02-13
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.7 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 5, 2014	61,324,301	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2013.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2013

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “strategies”, “prospects”, “intends”, “projects”, “estimates”, "continues", "evaluates", “forecasts”, “seeks”, “plans”, "goals", "potential", “may increase”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management's expectations, including:

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our products or those of our competitors, and other competitive pressures on pricing and sales;

•	our ability to receive components and parts from our suppliers or to obtain them at reasonable price levels due to fluctuations in the costs of the underlying raw materials;

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations; and

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

History of Our Company

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. We were purchased by American Standard Companies Inc. (American Standard) in 1968 and operated as the Vehicle Control Systems business division within American Standard until we were spun off from American Standard on July 31, 2007. Subsequent to our spin-off, American Standard changed its name to Trane Inc., which we herein refer to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (Ingersoll Rand) and exists today as a wholly owned subsidiary of Ingersoll Rand.

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

In 2013, we showcased the industry’s first Hydraulic Anti-Lock Braking System Integrated with ESCsmart Electronic Stability Control. We now uniquely deliver hydraulic as well as pneumatic ABS with ESC systems for manufacturers of commercial vehicles of all sizes from Class 5 to Class 8, offering the industry’s most comprehensive portfolio of stability control solutions. In 2012, we introduced OnLane™, an innovative lane departure warning system (LDWS) for trucks and buses. OnLane increases vehicle safety by providing the driver with visual and acoustic warnings or an optional seat-vibration warning, in case of unintentional lane departure. OnLane is fully compliant with the European Union's regulation that requires LDWS on new trucks and buses as of November 2013. Also in 2012, we acquired Ephicas, a pioneering company in the field of aerodynamic solutions for commercial vehicles. We are developing a range of aerodynamic products, branded OptiFlow™, that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.

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

Key Markets and Trends
Electronically controlled products and systems are important for the growth of our business. The market for these products is driven primarily by the growing electronics content of control systems in commercial vehicles. The electronics content has been increasing steadily with each successive platform introduction, as original equipment manufacturers (OEMs) look to improve safety and performance through added functionalities, and meet evolving regulatory safety standards. Overall the trends in commercial vehicle design show a shift in demand towards electronics content. Although the pace varies, this is a trend in all major geographies, and braking systems are part of this broader shift from conventional to advanced electronic systems. In addition to increasing safety, improving stopping distances, and reducing installation complexity, advanced EBS also allows for new functionality to be introduced into vehicles at a lower price. The new functionality includes stability control, adaptive cruise control, automated transmission controls, brake performance warning, vehicle diagnostics, driver assistance systems and engine braking/speed control. Adaptive cruise control uses sensors to detect proximity to other vehicles and automatically adjusts speed. Automated transmission controls reduce the amount of gear shifting, resulting in better fuel efficiency, less physical effort and training required for drivers, less component wear, fewer parts, and enhanced driver safety and comfort.
Another trend in the global commercial vehicle industry is the movement towards environmental sustainability. This means improving fuel efficiency and reducing emissions. WABCO continues to innovate technology that increases fuel efficiency, reduces vehicle weight and optimizes energy recovery, among other advancements that increase the environmental friendliness of trucks, buses and trailers over the lifetime of the vehicle. We increase fuel efficiency through industry breakthroughs such as clutch compressors, high-output two-stage compressors and advanced transmission automation systems. We reduce vehicle weight, which influences fuels savings, through industry-leading engineering involving lighter materials and optimized weight-to-performance ratios in a new generation of technologies such as air disc brakes, high-output compressors and air dryer systems. We also recuperate energy through industry-leading innovations in air processing technology, electronically driven compressors and other products that integrate the vehicle's mechanical operations and braking. In 2013, the crucial element of systems integration was solidly proven with the series production of ABS with ESC systems. ABS with integrated ESC applications improves the vehicle’s directional stability and helps protect against roll-over, skidding and spin-out.
In 2012, we acquired Ephicas, a pioneering company in the field of aerodynamic solutions for commercial vehicles. We are developing a range of aerodynamic products, branded OptiFlow™, that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.

A fundamental driver of demand for our products is commercial truck production. Commercial truck production generally follows a multi-year cyclical pattern. While the number of new commercial vehicles built fluctuates each year, we have over the last five years demonstrated the ability to grow in excess of these fluctuations by increasing the amount of content on each vehicle. During the five year period through 2013, WABCO's European sales to T&B OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 4% per year.

Year to Year Change	2009	2010	2011	2012	2013
Sales to European T&B OEMs (at a constant FX rate)	(58)%	60%	34%	(10)%	13%
European T&B Production	(62)%	52%	31%	(9)%	5%

Customers
We sell our products primarily to four groups of customers around the world: truck and bus (OEMs), trailer (OEMs), commercial vehicle aftermarket distributors for replacement parts and services, and major car manufacturers. Our largest customer is Daimler, which accounted for approximately 12% and 11% of our sales in 2013 and 2012, respectively. Volvo accounted for approximately 10% of our sales in both 2013 and 2012. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2013 and 2012, our top 10 customers accounted for approximately 52% of our sales.
The largest group of our customers, representing approximately 62% of sales (62% in 2012), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation. As truck and bus OEMs grow globally, they expect suppliers to grow with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and often collaborates closely with major OEM customers to design and develop the technologies used in their products. Our products play an important role in vehicle safety and there are few other suppliers who compete across the breadth of products that we supply.
The second largest group, representing approximately 25% of sales (25% in 2012), consists of the commercial vehicle aftermarket distributor network that provides replacement parts to commercial vehicle operators. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OE-affiliated or owned distributors to small independent local distributors. The increasing number of commercial trucks in operation world-wide that are equipped with our products continuously increases demand for replacement parts and services, thus generating a growing stream of recurring aftermarket sales. Additionally, we continue to develop an array of service offerings such as diagnostics, training and other services to repair shops and fleet operators that will further enhance our presence and growth in the commercial vehicle aftermarket.
The next largest group, representing approximately 9% of sales (9% in 2012), consists of trailer manufacturers. Trailer manufacturers are also a fragmented group of local or regional players with great diversity in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely heavily on our products for important safety functions and superior technology.
The smallest group, representing approximately 4% of sales (4% in 2012), consists of car and SUV manufacturers to whom WABCO sells electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration and above market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines and, therefore, enjoy higher than average growth rates associated with increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated customers who demand high product quality and overall service levels.
We address our customers through a global sales force that is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio.
Europe represented approximately 61% of our sales in 2013 (60% in 2012), the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. The growth in Asia is being enhanced by our strong roots in China and India where we have achieved leading positions in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2013 % of Sales	FY 2012 % of Sales	By Major End-Market	FY 2013 % of Sales	FY 2012 % of Sales
Europe	61%	60%	Truck & Bus Products (OEMs)	62%	62%
Asia	18%	20%	Aftermarket	25%	25%
North America	11%	11%	Trailer Products	9%	9%
South America	7%	6%	Car Products	4%	4%
Other	3%	3%

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
We continue to drive growth by utilizing our industry-leading expertise in developing electronically controlled systems, including braking, transmission automation, air suspension and air management systems. We have a strong track record of innovation and are responsible for some of the industry's most important innovations including:

•	First heavy-duty truck ABS;

•	First electronically controlled air suspension (ECAS) system for commercial vehicles;

•	First commercial vehicle automated manual transmission (AMT) controls system;

•	First electronic stability control (ESC) system for commercial vehicles;

•	First collision safety system with active braking developed for the North American market, based on Adaptive Cruise Control technology (ACC); and

•	First AEBS for commercial vehicles, for collision imminent situations with moving or stopped vehicles.

•	First adoption of Anti-Lock Braking System (ABS) integrated with Electronic Stability Control (ESC) into series production
We continue to expand our product and technology portfolio by introducing new products and functionalities, and by improving the penetration of recently launched technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrate to North America and Asia. Important examples include the adoption of ABS and automated transmission systems that were first widely adopted in European markets before starting to penetrate North America and Asia. WABCO expended approximately $119.4 million in 2013, $104.3 million in 2012 and $105.1 million in 2011 for product engineering costs which include research activities and product development costs.
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
Geographic Expansion
Americas
2013 was the first full year that WABCO had a President of the Americas, a position which was created in March 2012 to further focus on business expansion and enhancement of our positioning, particularly in the North American market. Based in Detroit, Michigan, this new role further demonstrates WABCO’s commitment to the commercial vehicle industry in North and South America leveraging and synergizing all our well-anchored local capabilities and distribution channels for our vehicle safety and efficiency products and services. In Detroit, during 2013, WABCO North America’s engineering and new product development center expanded its capabilities for local applications. In 2013, the Company further expanded its relationship with Daimler Trucks North America (DTNA) as WABCO’s OnLane™ safety technology, a lane departure warning system, became available on selected models of trucks made by DTNA. In 2013, WABCO’s OnGuard™ collision mitigation system, the first with active braking in North America, expanded its market adoption among major commercial vehicle makers and national fleets. WABCO’s ECAS system also expanded its customer base in 2013, and ECAS won two major industry awards as a “top” technology.
In South America, the Company is the market leader for ABS, ESC and a range of other WABCO technologies. Brazil remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. WABCO Brazil has more than 30 years of ABS experience and a leading position to help vehicle manufacturers comply with Brazilian legislation that mandates ABS on all new trucks, buses and trailers as of January 2014 to further increase road safety. Headquartered near São Paulo, WABCO South America serves as a regional hub in the manufacturing and sales network of WABCO products and systems. It also has a world-class production facility and a distribution center in the Campinas region. WABCO South America’s enhanced capabilities include product and applications engineering, aftermarket service, supply chain management and manufacturing. The Company respects the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.
China
China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2013, the Company further strengthened its position as market leader in China. For example, as the leading provider of ABS, the Company is well positioned to take advantage of growth driven by the continued enforcement in China of existing regulations making ABS mandatory on trucks, buses and trailers, as well as additional future regulations to cover more classes of vehicles. Based in Shanghai, WABCO China has also been recertified as a high technology enterprise by the government authorities. In 2010, we became one of the first global suppliers in the automotive and commercial vehicle industry to obtain such certification in China, and the Company remains one of the few in its field with this official status. It reaffirms our position in China as the supplier of choice for control systems for trucks, buses and trailers. It also confirms how we have continued to expand our local capabilities while also investing in research, development and manufacturing resources in China. Customers value WABCO’s local capabilities for product application development and engineering as our strategy is to “design for China.” This strategy delivers optimal localized solutions to improve vehicle safety and efficiency, enhance driver effectiveness and sustain environmental friendliness. Also in 2013, WABCO acquired the remaining shares in its Chinese joint venture, Shandong Weiming Automotive Products (SWAP) located in Jinan, thus increasing WABCO’s ownership from 70% to 100%. SWAP has grown into a leading supplier of technologies and systems for major manufacturers of trucks, buses and trailers in China also leveraging its capabilities to export to other countries in Asia and Europe. SWAP is now the Company’s third wholly owned factory in China. WABCO’s fourth factory in China is a majority-owned joint venture with FUWA, the world's largest manufacturer of commercial trailer axles. In

2013, WABCO continued to expand its global remanufacturing capability as it was granted a license to remanufacture air compressors in China for commercial and off-highway vehicles. WABCO Reman Solutions is the first and only supplier in China authorized to conduct this type of remanufacturing activity. It serves major global truck maker CNHTC as well as customers in China’s independent aftermarket. WABCO Reman Solutions expects to expand its business scope in China, providing further value for end-of-life product management while also enabling environmental sustainability.
India
India remains a long-term growth market for the Company due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. We participate in this market through WABCO India, in which we took a 75% majority ownership position during the second quarter of 2009, further strengthening our already well-anchored position in India. In 2013, we opened a new factory in Lucknow in the proximity of a large manufacturing site for TATA Trucks. WABCO India now has five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow. In 2013, WABCO India further strengthened its position as market leader in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. WABCO India serves global original equipment manufacturers based both in India and in other regions of the world. For example, the Company’s factory in Chennai manufactures leading technologies and cost-effective products to supply commercial vehicle manufacturers in Japan, Europe, Russia and the United States, among other markets internationally. We leverage the Company’s track record of 50 years in India to promote increasingly advanced technologies such as anti-lock braking systems (ABS) and electronic stability control (ESC), which can significantly reduce the number of accidents involving commercial vehicles on India’s roads. In 2013, we expanded our test track in Chennai to satisfy increased demand from customers across Asia, particularly for trials to support ABS compliance. WABCO India is also a market leader in its domestic aftermarket through an extensive national distribution network and is recognized by major customers and numerous industry organizations for its excellence in engineering and manufacturing. It also leads the adaptation of WABCO’s global technology portfolio to meet the technical and economic needs of customers in emerging markets around the world. In addition, WABCO India is a sourcing hub for our global operations by purchasing raw materials locally at best cost and providing precision machining capabilities to process metals, castings and electrical motors that are used in our other factories in Europe, North America, Brazil and China to make our products. Also in 2013, WABCO India further enhanced its center of software development which provides high quality skills at competitive costs in support of WABCO globally.
Eastern Europe
Eastern Europe is another long-term growth market for the Company. Truck and bus production in Eastern Europe is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. Headquartered in Moscow, WABCO Russia has 5 sales offices and more than 110 Service Partners across the country as of 2013. From its distribution center in Moscow, WABCO supplies local makers of trucks, trailers and buses, as well as aftermarket customers in the CIS. In 2013, WABCO confirmed its market leadership in Russia. The Company expanded its relationship with GAZ Group, Russia’s largest manufacturer of commercial vehicles. The Company also expanded its business with KAMAZ, another major maker of commercial vehicles. In the second quarter of 2013, WABCO’s factory in Miass, Russia, made its first delivery of products, including braking components and parts. WABCO has been serving markets within the CIS for more than 40 years.

Competition
Given the importance of technological leadership, vehicle life-cycle expertise, reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we mostly operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr's U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental (including Siemens-VDO) have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, who are focused on such products. In each of our product categories, we compete on the basis of price, manufacturing and distribution capabilities, product quality and reliability, product design, delivery and service.

Manufacturing and Operations
Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve all different types of customers. Currently, approximately 69% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped reduce costs on the simpler and more labor-intensive products, while the facilities in Western Europe are focused on producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing. All facilities globally are deploying Six Sigma Lean initiatives to improve service level and generate productivity. By applying the Six Sigma philosophy and tools we seek to improve quality and predictability of our processes. Lean is geared towards eliminating waste in our supply chain, manufacturing and administrative processes. Both methodologies are customer driven and data based. In addition, our global supply chain team makes decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities.

Our global sourcing organization purchases a wide variety of components including electrical, electro-mechanical, cast aluminum products and steel, as well as copper, rubber and plastic containing components that represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe and Asia. To support the continuing shift of manufacturing to best cost countries, we also continue to shift more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners into our extended enterprise. Many of our Western European suppliers are accompanying us on our move to best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 41%.
We have developed a strong position in the design, development, engineering and testing of products, components and systems. We are generally regarded in the industry as a systems expert, having in-depth technical knowledge and capabilities to support the development of advanced technology applications. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,644 employees dedicated to developing new products, components and systems as well as supporting and enhancing current applications and manufacturing processes. Our sales organization hosts application engineers that are based near customers in all regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries performing functions such as drawings, testing and software component development. We operate test tracks in Germany, Finland (for extreme weather test conditions) and India.

Joint Ventures
We use joint ventures globally to expand and enhance our access to customers. Our important joint ventures are:

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki (WABCO Japan, Inc.) that distributes WABCO's products in the local market.

•	A majority-owned (70%) partnership in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co.), a manufacturing partnership formed to produce air compressors designed by WABCO.

•
A majority-owned joint venture (70%) with Guangdong FUWA Heavy Industry Co., Ltd., (FUWA) to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world.

•
A 50% owned joint venture in Germany with Wurth Group (WABCOWURTH Workshop Services GmbH) that supplies commercial vehicle workshops, fleet owners and operators and end users internationally with multi-brand technology diagnostic systems.

•	A 50% owned joint venture in North America with Meritor, Inc. (Meritor WABCO) that markets ABS and other vehicle control products.

•	A 49% owned joint venture in South Africa with Sturrock & Robson Ltd (WABCO SA), a distributor of braking systems products.

Employees
We have 10,860 employees. Approximately 49% of our employees are salaried and 51% are hourly. Approximately 52% of our workforce is in Europe, 41% is in Asia, and the remaining 7% is in the Americas.
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

Environmental Regulation
Our operations are subject to local, state, federal and foreign environmental laws and regulations that govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. Generally, the international requirements that impact the majority of our operations tend to be no more restrictive than those in effect in the United States.
Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs under way to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Sixteen of our manufacturing sites have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. These sites are those located in:

Campinas, Brazil	Mannheim, Germany	Stanowice, Poland
Jinan, China (2 plants)	Ambattur, India	Wroclaw, Poland
Qingdao, China	Jamshedpur, India	Charleston, United States
Claye-Souilly, France	Mahindra World City, India	Rochester Hills, United States
Hanover, Germany	Meppel, Netherlands	Pyungtaek, Korea
Gronau, Germany
A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2013 to evaluate and remediate these sites were not material.
Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

Available Information

Our web site is located at www.wabco-auto.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the web site. During the period covered by this report, we posted our periodic reports on Form 10-Q and our current reports on Form 8-K and any amendments to those documents to our web site as soon as such reports were filed or furnished electronically with the Securities Exchange Commission (SEC). We will continue to post to our web site such reports and amendments as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

The Separation of WABCO from Trane

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to Trane's shareholders (the Distribution). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each shareholder on the record date. Trane received a private letter ruling from the Internal Revenue Service (IRS) and an opinion from tax counsel indicating that the spin-off was tax free to the shareholders of Trane and WABCO. Please refer to Item 1A. “Risk Factors” below for information on the tax risks associated with the spin-off from Trane.

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

Recent Events

On February 12, 2014, WABCO Europe BVBA (WABCO Europe), a Belgian subsidiary of the Company, entered into a stock purchase agreement (the Agreement) with Creafund Transics Shares Stille Maatschap, Mr. Ludwig Lemenu, Mr. Walter Mastelinck, Cassel BVBA and Uniholding SA (collectively, the “Sellers”) by which WABCO Europe purchased all of the outstanding shares of Tavares NV (Tavares), a limited liability company incorporated under the laws of Belgium, from the Sellers for a purchase price of €111.1 million, which included the acquisition of €15.3 million of net cash held by Transics International, resulting in net consideration of €95.8 million.

Tavares holds 96.84% of the outstanding shares of Transics International NV (Transics), a limited liability company incorporated under the laws of Belgium currently listed on NYSE Euronext Brussels.  Transics develops and markets fleet management solutions to help commercial vehicle manufacturers and fleet operators to more efficiently and safely manage their trucks and trailers.  The suite of innovative solutions offered by Transics helps to improve fuel efficiency and productivity while lowering operating costs.  In connection with the acquisition of Tavares, WABCO Europe will make a mandatory public offer to acquire the remaining shares and warrants issued by Transics in accordance with applicable Belgian takeover rules.

ITEM 1A.    RISK FACTORS
Any of the following factors could have a material adverse effect on our future operating results as well as other factors included in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Concerning Forward Looking Statements.”
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
Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In 2013, heavy truck and bus production remained relatively flat year on year in Europe, our largest market which accounted for approximately 61% of our total sales. Adverse economic conditions in our markets, particularly in Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.
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
We conduct business through subsidiaries in many different countries, including most of the major countries of Western Europe, Brazil, Poland, China, South Korea, India and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2013, approximately 89.1% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.
Our future annual effective tax rate could vary significantly as a result of changes in the mix of earnings or losses and other factors.
Our overall effective tax rate is equal to our total tax expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. A substantial majority of our profits are earned in jurisdictions with a lower rate than the U.S. statutory rate. Losses in certain jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, as well as changes in U.S. or foreign tax laws or rulings, among other factors, could have a significant impact on our overall effective tax rate.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2013, we had approximately $139.1 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust up or down a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense or income in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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
We purchase components and parts containing base metals and other commodities. If we are unable to obtain such components and parts or obtain them at reasonable price levels due to fluctuations in the costs of the underlying raw materials, our ability to maintain existing sales margins may be affected.
We purchase a broad range of materials and components and parts throughout the world in connection with our manufacturing activities. Major items include electronic components and parts containing aluminum, steel, copper, zinc, rubber and plastics. The cost of components and parts, which reflect the cost of the raw materials used therein, represents a significant portion of our total costs. Price increases of the underlying commodities may adversely affect our results of operations. Although we maintain alternative sources for components and parts, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials to our suppliers. The sudden inability of a supplier to deliver components or to do so at reasonable prices could have a temporary adverse effect on our production of certain products or the cost at which we can produce those products. In addition, any change in the supply or price of raw materials could materially adversely affect our future business and results of operations.
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
We are dependent on key customers.
We rely on several key customers. For the fiscal year ending December 31, 2013, sales to our top three customers accounted for approximately 12% (Daimler), 10% (Volvo) and 7% (Meritor WABCO, our 50%-owned joint venture in North America), respectively, of our sales, and sales to our top ten customers accounted for approximately 52% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:
•the loss of any key customer, in whole or in part;
•a declining market in which customers reduce orders or demand reduced prices; or
•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

We are subject to price reduction demands from our OEM customers. These price reductions could adversely affect the results of our operations
Downward pricing pressure is a characteristic of the automotive industry, and as with other suppliers to commercial vehicle OEMs, we continue to experience price reduction demands from our customers. In the face of lower prices to customers, we must reduce our operating costs in order to maintain profitability. Whilst we have successfully implemented cost reduction initiatives, we anticipate our customers will continue to pursue aggressive pricing strategies. Customers may also request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component. If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other initiatives, if a given program is not launched or is launched with significantly lower volumes than planned, or if we are unable to avoid price reductions from our customers, the results of our operations could be adversely affected.
If there are changes in the environmental or other regulations that affect one or more of our current or future products, it could have a negative impact on our business and results of operations.
We are currently subject to various environmental and other regulations in the United States and internationally. A risk of environmental liability is inherent in our current and former manufacturing activities. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our past and present facilities and at third party waste disposal sites and could also be held liable for damages to natural resources and any consequences arising out of human exposure to such substances or other environmental damage. While we have a number of proactive programs underway to minimize the impact of the production and use of our products on the environment and believe that we are in substantial compliance with environmental laws and regulations, we cannot predict whether there will be changes in the environmental regulations affecting our products.
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
We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 0.8% and 1.6% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.
We are required to plan our capacity well in advance of production and our success depends on having available capacity and effectively using it.
We principally compete for new business at the beginning of the development of our customers' new products. Our customers' new product development generally begins significantly prior to the marketing and production of their new products and our supply of our products generally lasts for the life of our customers' products. Nevertheless, our customers may move business to other suppliers or request price reductions during the life cycle of a product. The long development and sales cycle of our new products, combined with the specialized nature of many of our facilities and the resulting difficulty in shifting work from one facility to another, could result in variances in capacity utilization. In order to meet our customers' requirements, we may be required to supply our customers regardless of the actual cost to us and consequently we may suffer an adverse impact on our operating profit margins and results of operations.
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

Trane has received a private letter ruling from the IRS substantially to the effect that the Distribution qualifies as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the Code). In addition, Trane has received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the Distribution will qualify as tax-free to Trane, us and our shareholders under Section 355 and related provisions of the Code. The ruling and opinion were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by Trane and us. In rendering its ruling, the IRS also relied on certain covenants that WABCO and Trane entered into, including the adherence to certain restrictions on Trane's and WABCO's future actions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 13, 2014, our manufacturing activities are located at 21 sites in 11 countries.

Site Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China (2 plants)	Braking systems and Compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Pyungtaek, Korea	Braking systems
Meppel, Netherlands	Actuators
Stanowice, Poland	Remanufactured products
Wroclaw, Poland	Vehicle control systems
Miass, Russia	Actuators and foundation brakes
Rayong, Thailand	Actuators and foundation brakes
Charleston, United States	Compressors
Rochester Hills, United States	Remanufactured products
We own all of the plants described above, except for Jinan, China; Taishan, China; Miass, Russia; Rayong, Thailand; Rochester Hills, U.S. and Charleston, U.S., which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2013, the manufacturing plants, taken as a whole, met our capacity needs.
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 13, 2014 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	54	Chairman of the Board of Directors and Chief Executive Officer
Jason Campbell	37	Interim Chief Financial Officer and Controller
Robert de Vaucorbeil	56	Chief Human Resources Officer
Nikhil M. Varty	49	President, Americas and Vice President, Mergers & Acquisitions
Leon Liu	52	President, Asia
Vincent Pickering	45	Chief Legal Officer and Secretary
Michael E. Thompson	45	Vice President, Compression & Braking
Nick Rens	49	Vice President, Trailer Systems & Aftermarket

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

Jason Campbell has served as our Interim Chief Financial Officer since October 2013, adding to his existing role as Controller, a position he has held since March 2013.  From 2011 to 2013, Mr. Campbell served as our Director of Investor Relations. In 2012, he also assumed the role of Finance Leader Americas. Prior to 2011, he served as our Manager of Financial Reporting and Investor Relationships from 2008.  Prior to joining WABCO in 2008, Mr. Campbell spent six years with American Standard in a variety of corporate accounting and financial reporting positions.  Mr. Campbell is a Certified Public Accountant.

Robert de Vaucorbeil has served as our Chief Human Resources Officer since November 2013. Prior to that, Mr. de Vaucorbeil served as our Manufacturing, Logistic and Quality HR Director, a position he had held since July 2011. Prior to joining WABCO, Mr. de Vaucorbeil was the HR and Industrial Excellence Director at Saint Gobain Packaging from October 2007. Before holding that position, Mr. de Vaucorbeil held management positions of increasing responsibilities at Delphi, ultimately serving as the HR Director of Delphi Powertrain worldwide and their Chassis Europe business.

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

Leon Liu has served as our President, Asia since January 2005. Prior to joining WABCO in 2005, Mr. Liu served as the Director of Business Planning and Strategy for Asia operations at Visteon Corporation. Before joining Visteon, he held management positions of increasing responsibilities in product development, product launches, program management, corporate strategy and business development at Ford Motor Company and several Japanese Tier-1 suppliers.

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

Nick Rens has served as our Vice President, Aftermarket, since November 2008, adding to his existing role as Vice President, Trailer Systems, since 2005. He also assumed the role of Vice President, Driveline Controls, from January 2013 to September 2013. Previously, Mr. Rens worked for three years as our regional trailer sales leader for southern and western Europe based in Claye Souilly, France. Since 1999, Mr. Rens has also been Managing Director of WABCO Belgium where he held several sales leadership roles both in the Aftermarket and Original Equipment (OE) sales organizations. Mr. Rens has worked at the Company for almost his entire career, having joined the company in 1989 as a product line specialist.

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
We estimate that there are approximately 453 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 5, 2014, there were approximately 31,397 beneficial owners of our common stock.
We have not declared or paid any cash dividends in 2013 or 2012. Our last cash dividend was paid ($0.07 per share) in the first quarter of 2009. We continuously consider ways to return capital to our stockholders, either through our open market repurchase program and/or through the payment of cash dividends.
Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2013 and 2012.

2012	High	Low
First quarter	$62.54	$44.22
Second quarter	$63.67	$47.59
Third quarter	$62.32	$46.73
Fourth quarter	$65.60	$55.54
2013
First quarter	$72.98	$62.30
Second quarter	$78.62	$64.01
Third quarter	$86.76	$73.95
Fourth quarter	$93.80	$80.81

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved an open market stock repurchase program. On May 26, 2011, the Board of Directors approved the purchase of shares in an amount not to exceed $400.0 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program for $400.0 million of common shares. An additional repurchase program for $200.0 million of common shares was authorized on October 29, 2013. Both of these authorizations expire on December 31, 2014. The total unexpended balance under these three repurchase programs was $379.7 million as of December 31, 2013.

A summary of the repurchase activity for 2013 follows.

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2012	7,051,349	$53.82	7,051,349	$420,555,846

January 1 - January 31	10,000	$62.54	10,000	$419,930,456
February 1 - February 28	226,603	$67.93	226,603	$404,537,006
March 1 - March 31	509,144	$70.56	509,144	$368,613,986
Total first quarter	745,747	$69.65	745,747

April 1 - April 30	469,018	$66.59	469,018	$337,380,432
May 1 - May 31	—	—	—	$337,380,432
June 1 - June 30	253,100	$74.32	253,100	$318,570,675
Total second quarter	722,118	$69.30	722,118

July 1 - July 31	111,500	$79.05	111,500	$309,757,101
August 1 - August 31	231,084	$78.61	231,084	$291,591,256
September 1 - September 30	275,769	$84.40	275,769	$268,316,629
Total third quarter	618,353	$81.27	618,353

October 1 - October 31	119,000	$84.86	119,000	$458,218,171
November 1 - November 30	631,996	$86.28	631,996	$403,703,675
December 1 - December 31	266,780	$89.89	266,780	$379,722,420
Total fourth quarter	1,017,776	$87.05	1,017,776

Total through December 31, 2013	10,155,343	$61.08	10,155,343	$379,722,420

(a) Relates to the share repurchase programs approved in May 2011, October 2012 and October 2013 as previously discussed.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

PERFORMANCE GRAPH
The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2008 through December 31, 2013, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The table and graph use data supplied by S&P Capital IQ.
The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.

Total Shareholder Returns

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
WABCO Holdings, Inc.	100	164.26	388.07	276.42	415.20	594.94
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Auto Parts & Equipment Index	100	154.68	220.85	181.68	189.76	312.65

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Sales	$2,720.5	$2,477.4	$2,794.1	$2,175.7	$1,491.5
Cost of sales	1,906.2	1,732.0	1,984.6	1,556.6	1,126.7
Streamlining expenses (a)	5.2	5.2	1.5	4.0	37.0
Gross profit	809.1	740.2	808.0	615.1	327.8
Costs and expenses:
Selling and administrative expenses	345.1	300.5	326.6	307.4	251.9
Product engineering expenses	119.4	104.3	105.1	85.9	75.2
Streamlining expenses (a)	7.7	7.7	0.6	(0.8)	19.8
Other operating expense / (income), net	5.0	3.2	5.8	5.0	(4.2)
Operating income / (loss)	331.9	324.5	369.9	217.6	(14.9)
European Commission fine reimbursement/(indemnification)	279.5	—	—	(400.4)	—
Equity income of unconsolidated joint ventures	17.7	18.1	16.5	9.9	3.1
Other non-operating income/(expense), net	6.9	(5.0)	20.2	(2.2)	36.0
Fair value adjustment (charge) of noncontrolling interest prior to taking control	—	—	—	—	(11.5)
Interest income/(expense), net	4.9	(1.5)	(1.7)	(2.2)	0.5
Income/(loss) before income taxes	640.9	336.1	404.9	(177.3)	13.2
Income tax (benefit)/expense (b)	(21.0)	23.6	36.7	36.9	(10.7)
Net income/(loss) including noncontrolling interests	661.9	312.5	368.2	(214.2)	23.9
Less: net income attributable to noncontrolling interests	8.7	10.5	11.2	11.9	5.1
Net income/(loss)	$653.2	$302.0	$357.0	$(226.1)	$18.8
Per share:
Basic	$10.46	$4.73	$5.35	$(3.50)	$0.29
Diluted	$10.31	$4.62	$5.19	$(3.50)	$0.29
Average number of outstanding common shares:
Basic	62,474,493	63,906,992	66,693,064	64,562,222	64,024,237
Diluted	63,382,564	65,323,389	68,829,440	64,562,222	65,030,557
Balance Sheet Data (at end of period):
Total assets	$2,392.8	$1,747.0	$1,623.2	$1,524.9	$1,715.6
Total debt	$87.1	$76.2	$78.8	$113.5	$156.1
Total Shareholders' equity	$1,152.8	$676.4	$587.2	$412.3	$640.1
Cash dividends per common share	$—	$—	$—	$—	$0.07

(a) Due to the materiality of the streamlining expenses related to cost of sales during 2009, the amounts have been shown separately and comparable periods have been adjusted.

(b) The income tax benefit for 2013 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and a tax provision on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of 2013 from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine as further discussed in Note 15 of Notes to the Consolidated Financial Statements. Additionally, the Company recorded a tax benefit of $178.4 million for a release at the end of the year of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. Management has also determined that it is more likely than not that it will not realize $10.1 million of its deferred tax assets in other foreign jurisdictions and has recorded a valuation allowance against such deferred tax assets.

The income tax provision for 2012 included taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Additionally, the income tax provision is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million. Additionally, a tax benefit of $4.1 million related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September, 2012 was recorded during the third quarter of 2012.

The income tax provision for 2011 included taxes on earnings in profitable jurisdictions offset by benefits related to ongoing foreign tax planning activities, a decrease in a valuation allowance, and the release of certain tax accruals as a consequence of the settlement of foreign tax audits and the expiration of a statute of limitation. Additionally, the Company provided a tax provision of $12.7 million during the fourth quarter of 2011 due to the Company's decision to repatriate earnings from a foreign affiliate of approximately $299 million.

The income tax provision for 2010 included taxes on earnings in profitable jurisdictions and benefits related to ongoing foreign tax planning activities. In addition, the tax provision for 2010 excluded any benefit related to the indemnification payment of approximately $400 million for a European Commission fine as previously disclosed in the Company's 2010 Form 10-K. During the third quarter of 2010, an uncertain tax position of approximately $135.8 million was recorded for the tax deduction related to the EC fine.

The income tax benefit for 2009 included a net benefit of $13.0 million, principally related to the release of tax accruals as a consequence of the settlement of a foreign tax audit.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2013, 2012 and 2011 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors,” “Information Concerning Forward-Looking Statements,” “Selected Financial Information,” “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.
Executive Overview

In 2013, global production of trucks and buses greater than six tons increased in most markets, while India experienced a significant decline year over year. We estimate that new truck and bus builds increased by 3% globally. WABCO's sales during full year 2013 increased by 9.8% (9.3% excluding foreign currency translation effects) compared with the same period a year ago. Overall, WABCO continued in 2013 to outperform in the aggregate the global production of trucks and buses.

In 2013, WABCO's global aftermarket sales increased by 7.4% (7.1% excluding foreign currency translation effects), compared with the same period a year ago, resulting in record aftermarket revenues on a currency adjusted basis. This performance demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

In 2013, WABCO China was recertified as a high technology enterprise by the government authorities. In 2010, WABCO became one of the first global suppliers in the automotive and commercial vehicle industry to obtain such certification in China, and WABCO remains one of the few in its field with this official status. It also reaffirms WABCO’s well-anchored local capabilities and resources in China, the world’s largest market for production of trucks and buses.

In 2013, WABCO India opened a new factory in Lucknow in the proximity of a major production site for TATA Trucks. WABCO India now has five world-class manufacturing sites located in Ambattur, Chennai; Jamshedpur; Mahindra World City; Pantnagar and Lucknow. WABCO India is also a major hub in WABCO’s global manufacturing and sourcing network. It supplies customers based in India, Japan, Europe, and the United States, among other markets internationally.

Throughout 2013 and despite variations in volumes of new truck and bus production across markets, WABCO continued to deliver strong profitability. Also during 2013, WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering $84.2 million of materials and conversion productivity. Gross materials productivity in 2013 represented 5.3% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 5.0%. Conversion productivity in 2013 represented 6.3%, a new annual record for WABCO.

Our Markets and Our Customers
Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 57% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the growth in European T&B production by an average of 4% per year.

Year to Year Change	2009	2010	2011	2012	2013
Sales to European T&B OEMs (at a constant FX rate)	(58)%	60%	34%	(10)%	13%
European T&B Production	(62)%	52%	31%	(9)%	5%

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

Year to Year Change	2009	2010	2011	2012	2013	Average Change
Aftermarket Sales (at constant FX rate)	(6)%	22%	8%	5%	7%	7%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2013	2012	2011
Major End-Markets

OE Manufacturers:
Truck & Bus products	62%	62%	64%
Trailer products	9%	9%	9%
Car products	4%	4%	4%
Aftermarket	25%	25%	23%
	100%	100%	100%
Geography:
Europe	61%	60%	62%
North America	11%	11%	9%
South America	7%	6%	7%
Asia	18%	20%	19%
Other	3%	3%	3%
	100%	100%	100%
Our largest customer is Daimler, which accounts for approximately 12% of our sales. Volvo accounted for 10% of our sales in 2013. Other key customers include Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2013 and 2012, our top 10 customers accounted for approximately 52% of our sales each year.

Results of Operations
Approximately 89% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales, expenses and net income for 2013 compared with 2012 and 2012 compared with 2011, are presented both with and without the effects of foreign currency translation. Changes in sales, expenses and net income excluding foreign exchange effects are calculated using current year sales, expenses and net income translated at prior year exchange rates. Presenting changes in sales, expenses and net income excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, expenses and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2013 Compared with 2012

	Year ended December 31,			Excluding Foreign Exchange Translation **
(amounts in millions)	2013	2012	% change reported	2013 adjusted amount	% change adjusted
Sales	$2,720.5	$2,477.4	9.8%	$2,708.8	9.3%
Cost of sales	1,911.4	1,737.2	10.0%	1,910.8	10.0%
Gross profit	809.1	740.2	9.3%	798.0	7.8%
Operating expenses	477.2	415.7	14.8%	469.4	12.9%
Operating income	331.9	324.5	2.3%	328.6	1.3%
Equity in net income of unconsolidated joint ventures	17.7	18.1	(2.2)%	17.7	(2.2)%
Other non-operating income/(expense), net	286.4	(5.0)	*	272.5	*
Interest income/(expense), net	4.9	(1.5)	*	4.7	*
Income before income taxes	640.9	336.1	90.7%	623.5	85.5%
Income tax (benefit)/expense	(21.0)	23.6	(189.0)%	(13.0)	(155.1)%
Net income including noncontrolling interests	661.9	312.5	111.8%	636.5	103.7%
Less: net income attributable to noncontrolling interests	8.7	10.5	(17.1)%	9.0	(14.3)%
Net income attributable to Company	$653.2	$302.0	116.3%	$627.5	107.8%
* Percentage change not considered meaningful
** Amounts translated using 2012 average exchange rates for comparability
Sales
Our sales for 2013 were $2,720.5 million, an increase of 9.8% (9.3% excluding foreign currency translation effects) from $2,477.4 million in 2012. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle and a 3% improvement in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, increased approximately 11.3% (8.0% excluding foreign currency translation effects) for the full year 2013, driven mainly by increased WABCO content per vehicle and higher levels of truck, bus and trailer production. Total sales increased 7.8% in North America due to increased WABCO content per vehicle despite reduced commercial vehicle production. Total sales in Asia decreased 1.6% (increased 4.6% excluding foreign currency translation effects). The sales drop in Asia was driven primarily by reductions in total sales in India of 27.8% (21.4% excluding foreign currency translation effects) and in Japan of 13.4% (increase of 5.6% excluding foreign currency translation effects), where the markets experienced significant declines. These decreases were partially offset by an increase in sales in China of 26.5% (23.2% excluding foreign currency translation effects) and South Korea of 6.3% (3.1% excluding foreign currency translation effects). Total sales in South America increased 30.4% (43.2% excluding foreign currency translation effects) driven by increased WABCO content per vehicle in addition to the recovery in production of new trucks and buses in Brazil. The global aftermarket sales performance, included in the geographic numbers provided above, was an increase of 7.4% (7.1% excluding foreign currency translation effects), as we continued to benefit from the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the year 2013 was $1,911.4 million, an increase of $174.2 million ($173.6 million excluding foreign currency translation effects) from $1,737.2 million in 2012. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 0.3%, bringing net materials productivity to 5.0% for the year. This productivity achievement resulted in $58.5 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $14.7 million, while our productivity efforts generated $25.7 million of savings, or 6.3% of the conversion costs. Better claims experience decreased warranty expenses by $9.1 million compared to last year. Streamlining expenses increased costs by $1.6 million. Absorption of overhead costs and other indirect costs were favorable by $45.0 million versus the prior year. Volume and mix increased cost of sales by $251.6 million, and together with the increase in sales contributed $10.9 million to an increase in gross profit. Sales price reductions had a negative impact of $34.2 million on gross profit, or 1.2% of sales. Foreign currency translational effects increased cost of sales by $0.6 million and combined with the translational effects on sales they positively impacted gross profit in the amount of $11.1 million. Foreign currency transactional impacts increased cost of sales by $44.0 million and negatively affected gross profit in the amount of $40.9 million. The net result of all these changes was an increase in gross profit of $68.9 million (or $57.8 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $61.5 million ($53.7 million excluding foreign currency translation effects). The increase, excluding foreign currency translation effects, comprised increases in labor and other cost inflation of $11.2 million, incentive compensation of $13.6 million, research and development investments of $13.0 million, pension costs of $4.3 million due to a 2012 reduction in our UK pension obligation and streamlining and separation costs of $6.0 million. In addition, we also saw an increase in investments in global expansion of $5.6 million.
Equity in Net Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures decreased $0.4 million to $17.7 million in 2013 as compared to $18.1 million in 2012. This decrease was primarily driven by lower income from our South African joint venture, which decreased by $0.9 million.
Other Non-Operating Income, net
In 2013 we received a reimbursement of $279.5 million on a fine previously assessed in 2010 by the European Commission (EC) as further discussed in Note 14 of Notes to the Consolidated Financial Statements. Excluding this gain in 2013, non-operating income amounted to $6.9 million versus an expense of $5.0 million for 2012, primarily a result of the release of an accrual for tax indemnification liabilities due to the settlement of a foreign tax audit.
Interest Expense, net
Net interest income increased by $6.4 million to $4.9 million in 2013 compared to an expense of $1.5 million in 2012. This was mainly a result of interest income received on the EC fine reimbursement amounting to €4.0 million or approximately $5.4 million.
Income Taxes
The income tax benefit for 2013 was $21.0 million on $640.9 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $23.6 million on pre-tax income of $336.1 million before adjusting for noncontrolling interest in 2012. The income tax benefit for 2013 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and a tax provision on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of 2013 from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine as further discussed in Note 15 of Notes to the Consolidated Financial Statements. Additionally, the Company recorded a tax benefit of $178.4 million for a release at the end of the year of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. In particular, evidence such as our historical operating profits resulting in a cumulative profitable position during the three-year period ending on December 31, 2013, the receipt of an exceptional EC fine refund in the fourth quarter of 2013 and projected operating profits represented sufficient positive evidence to release a full valuation allowance at the end of 2013 on the deferred tax asset under ASC 740.
This release was recorded as an income tax benefit as of December 31, 2013 which significantly reduced the effective tax rate, resulting in a negative effective tax rate. We expect our effective tax rate to increase in subsequent periods following this release of the valuation allowance. Our net income and effective tax rate will be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes. Management has also determined that it is more likely than not that it will not realize $10.1 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period ending on December 31, 2013 and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets.

Furthermore, in the first quarter of 2013, the Company recognized a tax benefit of $2.4 million due to the impact of U.S. tax legislation enacted in January 2013 and a tax benefit of $2.4 million related to the Company's filing of its 2012 U.S. Federal Income Tax Return in September 2013 that was recorded during the third quarter.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased by $1.8 million ($1.5 million excluding foreign currency translation effects) to $8.7 million in 2013, primarily the result of a decrease in earnings from WABCO India.
Backlog
Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1.3 billion at the end of 2013, an increase of 19.6% (18.1% excluding foreign currency translation effects) from the end of 2012. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change future delivery dates.

Results of Operations for 2012 Compared with 2011

	Year ended December 31,			Excluding Foreign Exchange Translation **
(amounts in millions)	2012	2011	% change reported	2012 adjusted amount	% change adjusted
Sales	$2,477.4	$2,794.1	(11.3)%	$2,659.6	(4.8)%
Cost of sales	1,737.2	1,986.1	(12.5)%	1,862.8	(6.2)%
Gross profit	740.2	808.0	(8.4)%	796.8	(1.4)%
Operating expenses	415.7	438.1	(5.1)%	444.5	1.5%
Operating income	324.5	369.9	(12.3)%	352.3	(4.8)%
Equity in net income of unconsolidated joint ventures	18.1	16.5	9.7%	18.3	10.9%
Other non-operating (expense)/income, net	(5.0)	20.2	(124.8)%	(5.3)	(126.2)%
Interest expense, net	(1.5)	(1.7)	(11.8)%	(1.5)	(11.8)%
Income before income taxes	336.1	404.9	(17.0)%	363.8	(10.2)%
Income tax expense	23.6	36.7	(35.7)%	27.0	(26.4)%
Net income including noncontrolling interests	312.5	368.2	(15.1)%	336.8	(8.5)%
Less: net income attributable to noncontrolling interests	10.5	11.2	(6.3)%	11.5	2.7%
Net income attributable to Company	$302.0	$357.0	(15.4)%	$325.3	(8.9)%

** Amounts translated using 2011 average exchange rates for comparability
Sales
Our sales for 2012 were $2,477.4 million, a decrease of 11.3% (4.8% excluding foreign currency translation effects) from $2,794.1 million in 2011. The decrease, excluding foreign currency translation effects, was predominately driven by a 10.2% decline in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, decreased approximately 13.9% (7.0% excluding foreign currency translation effects) for the full year 2012, driven mainly by lower levels of truck, bus and trailer production. Total sales increased 11.7% in North America, which benefited from increased commercial vehicle production. Total sales in Asia decreased 8.1% (4.4% excluding foreign currency translation effects). The sales drop in Asia included reduction in total sales in: India of 19.1% (7.8% excluding foreign currency translation effects), South Korea of 17.1% (14.7% excluding foreign currency translation effects), China of 6% (8.5% excluding foreign currency translation effects) and an increase in total sales in Japan of 11% (11.8% excluding foreign currency translation effects). Total sales in South America decreased 28.1% (15.9% excluding foreign currency translation effects) driven by the anticipated decline in production of new trucks and buses in Brazil resulting from higher levels of production in 2011 ahead of the emission mandate as well as the termination of the government sponsored incentive program at the end of 2011. Based on our analysis, WABCO's sales growth for 2012 continued to outperform the aggregate global market. The global aftermarket sales decrease, included in the geographic numbers provided above, was 2.5% (increase of 5.2% excluding foreign currency translation effects). This performance, excluding foreign currency translation effects, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the year 2012 was $1,737.2 million, a decrease of $248.9 million ($123.3 million excluding foreign currency translation effects) from $1,986.1 million in 2011. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 0.9%, bringing net materials productivity to 4.4% for the year. This productivity achievement resulted in $43.0 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $16.8 million, while our productivity efforts generated $23.6 million of savings, or 6.1% of the conversion costs. Better claims experience decreased warranty expenses by $10.4 million compared to last year. Absorption of overhead costs and other indirect costs were unfavorable by $37.3 million versus the prior year. Volume and mix decreased cost of sales by $78.6 million, and together with the decrease in sales contributed $31.9 million to decrease of gross profit. Sales price reductions had a negative impact of $16.9 million on gross profit, or 0.6% of sales. Foreign currency translational effects decreased cost of sales by $125.7 million, but combined with translational effects on sales they negatively affected gross profit in the amount of $56.6 million. Foreign currency transactional impacts decreased cost of sales by $21.8 million and positively affected gross profit in the amount of $14.7 million. The net result of all these changes was a decrease in gross profit of $67.8 million ($11.2 million excluding foreign currency translation effects).
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
Other Non-Operating Expense, net
Non-operating income amounted to $20.2 million in 2011. This amount was primarily made up of the reversal of approximately $23.1 million of indemnification liabilities due to the closing of a tax audit and other settlements. Absent this income our other non-operating result, net was an expense of $5.0 million in 2012. The primary component of the 2012 expense was driven by the accrual of a tax indemnification liability of $3.4 million.
Interest Expense, net
Net interest expense decreased by $0.2 million to $1.5 million of expense in 2012 compared to $1.7 million of expense in 2011.
Income Taxes
The income tax provision for 2012 was $23.6 million on $336.1 million of pre-tax income before adjusting for noncontrolling interest, compared with $36.7 million on a pre-tax income of $404.9 million before adjusting for noncontrolling interest in 2011. The tax provision for 2012 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Additionally, the income tax provision is offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10-K. Furthermore, a tax benefit of $4.1 million related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September 2012 was recorded during the third quarter.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests decreased by $0.7 million (increased by $0.3 million excluding foreign currency translation effects) to $1.8 million in 2012. The decline is primarily the result of a decrease in earnings from WABCO India, partially offset by improved results of WABCO Compressor Manufacturing.
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
We believe the combination of expected cash flows, the revolving credit facility being committed until September 2018, and the Accounts Receivable Securitization Program maturing in September 2016 (subject to annual renewal) will provide us with adequate liquidity to support the Company's operations.
The Company also has the ability to access a wide range of additional external financing instruments.
Specifically for 2014 we expect an increase in our capital spending primarily due to the construction of a new plant in Poland. Outside of our capital expenditures, our overall cash flow is expected to be in line with the Company's 2013 cash flow profile, and there are no known trends or uncertainties that are reasonably expected to have a material effect on the separate sources and uses of cash.

As of December 31, 2013, $461.3 million of the $472.8 million of cash and cash equivalents on the consolidated balance sheet was held by foreign subsidiaries, confirming our focus and intent to use our cash outside the United States. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the United States and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2013. In addition, a tax provision was also provided on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of 2013 from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine as further discussed in Note 15 of Notes to the Consolidated Financial Statements. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the United States to be approximately $840 million as of December 31, 2013; however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the United States.

Cash Flows for 2013 Compared with 2012
Net cash provided by operating activities was $665.8 million for 2013 compared with net cash provided by operating activities of $358.3 million for 2012.
We recorded net income including noncontrolling interests of $661.9 million for 2013 compared with net income including noncontrolling interests of $312.5 million for 2012. Net income for 2013 included $279.5 million related to the EC fine reimbursement, as well as noncash elements such as depreciation and amortization of $85.2 million. Our working capital increased by $27.2 million, primarily driven by higher accounts receivable and to a lesser extent inventory. The decrease of receivables in the fourth quarter, mainly due to significant collections at year-end, was not sufficient to offset the increase in the first three quarters, a result of an increase in business activity. This also resulted in a higher level of payables which only partially offset the above.
The change in other accrued liabilities and taxes was an increase of $38.5 million for 2013 compared to a decrease of $37.9 million for 2012. The major drivers of this change were increases in accruals for payroll and incentive compensation, as well as accruals for uninvoiced goods and services. The change in other current and long-term assets for 2013 was an increase of $28.8 million compared to a decrease of $23.0 million for 2012. The main drivers of this change were increases in tax related items, notes receivables from our Chinese operations and restricted cash related to the Accounts Receivable Securitization Program. The change in other long-term liabilities for 2013 was a decrease of $9.8 million compared to an increase of $2.1 million for 2012, mainly a result of the payment and release of the remaining accrual for tax indemnification liabilities due to the settlement of a foreign tax audit.
The net cash used in investing activities amounted to $176.7 million in 2013 compared to net cash used in investing activities of $105.6 million in 2012. The net cash usage for 2013 includes capital expenditures of $47.0 million of investments in tooling, $61.1 million on plant and equipment and $13.4 million in computer software, which supported our market growth and new programs during the year. This compared with $43.2 million of investments in tooling, $48.5 million on plant and equipment and $8.8 million in computer software in 2012, as well as $5.1 million for acquisitions. We also purchased $55.2 million of short-term investments in 2013.
The net cash used by financing activities during 2013 amounted to $193.4 million compared to net cash used by financing activities of $182.6 million during 2012.

As of December 31, 2013, our total third party debt was $87.1 million, consisting primarily of $47.0 million of long-term debt borrowed under our $400 million five-year revolving credit facility. During 2013, we had net borrowings of approximately $1.1 million on our revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $40.1 million classified as short-term debt. The increase in net borrowings of short-term debt from the prior year of $9.2 million is driven by a $36.4 million loan under a short-term borrowing with Société Générale Bank Nederland N.V. related to the Accounts Receivable Securitization Program.
We received $49.7 million of stock option proceeds during 2013 compared with $28.6 million in 2012. The number of stock options exercised in 2013 and 2012 were 1,602,068 and 1,312,288, respectively.
We also paid $4.6 million during 2013 for the acquisition of the remaining shares in SWAP, our Chinese joint venture.
During 2013, we also paid $243.2 million for share repurchases. As of December 31, 2013, we had the authority to make an additional $379.7 million of share repurchases. Between January 1, 2014 and February 13, 2014, we have repurchased an additional 93,164 shares for a total of $8.5 million.

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
The change in other accrued liabilities and taxes was a decrease of $37.9 million for 2012 compared to a decrease of $4.4 million for 2011. The major drivers of this change were tax related items, change in incentive compensation accruals, decreases in freight accruals as well as in short term portion of warranty accruals. The change in other current and long-term assets for 2012 was a decrease of $23.0 million compared to an increase of $34.8 million for 2011. The main drivers of this change were decreases in tax related items and restricted cash related to the Accounts Receivable Securitization Program. The change in other long-term liabilities for 2012 was an increase of $2.1 million compared to an increase of $8.6 million for 2011. The main drivers were increases in a long term portion of warranty accrual partially offset by a decrease in long term tax related items which included the release of accruals for uncertain tax positions due to certain government filings in January 2012 as previously disclosed in the Company's 2011 Form 10-K.
The net cash used in investing activities amounted to $105.6 million in 2012 compared to net cash used in investing activities of $105.2 million in 2011. The net cash usage for 2012 includes capital expenditures of $43.2 million of investments in tooling, $48.5 million on plant and equipment and $8.8 million in computer software, which supported our market growth and new programs in 2012. Additionally we spent $5.1 million for acquisitions. This compared with $40.1 million of investments in tooling, $58.2 million on plant and equipment and $6.9 million in computer software in 2011.
The net cash used by financing activities during 2012 amounted to $182.6 million compared to net cash used by financing activities of $183.5 million during 2011.
As of December 31, 2012, our total third party debt was $76.2 million consisting primarily of $46.3 million of short-term debt borrowed under our $400 million five-year revolving credit facility. During 2012, we repaid approximately $11.6 million of debt outstanding at December 31, 2011 on our revolving credit facility. Also, subsidiaries in other countries had borrowings from banks totaling $29.5 million classified as short-term debt. The increase in net borrowings of short-term debt from the prior year of $3.6 million is driven by a $27.7 million under a short-term borrowing with Société Générale Bank Nederland N.V. related to the Accounts Receivable Securitization Program.
We received $28.6 million of stock option proceeds during 2012 compared with $36.6 million in 2011. The number of stock options exercised in 2012 and 2011 were 1,312,288 and 1,630,838, respectively.
During 2012, we repurchased shares in the amount of $198.9 million, of which $2.5 million was not settled until after December 31, 2012.

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

As of December 31, 2013, this is our principal bank credit facility, and it expires on September 1, 2018. The original expiry date of September 1, 2016 was extended in August 2013 to the current expiry date.

Under the revolving credit facility, we may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.8 million was unused as of December 31, 2013, and up to $50 million is available in the form of swingline loans, all $50.0 million of which was available for use as of December 31, 2013. As of December 31, 2013 and 2012, the carrying amount of this facility approximated fair value based on Level 2 inputs. The balance outstanding on this facility as of December 31, 2013, was $47.0 million in addition to $1.2 million of letters of credit, compared to $46.3 million and $1.3 million, respectively, as of December 31, 2012. The aggregate interest rates applicable on loan drawings as of December 31, 2013 and 2012 were 1.04% and 0.93%, respectively.

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

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. As of December 31, 2013 we had the ability to borrow an incremental $351.8 million under our revolving credit facility, and we were in compliance with all the covenants.
As of December 31, 2013, the Company's various subsidiaries had borrowings from banks totaling $40.1 million, of which $36.4 million relates to our Accounts Receivable Securitization Program, compared to $29.5 million and $27.7 million, respectively, at December 31, 2012. The remaining $3.7 million supports local working capital requirements.

Accounts Receivable Securitization Program & Financing Receivables
As discussed above, we have the ability to use our Accounts Receivable Securitization Program as one of several means to manage our liquidity.  Under the terms of the Accounts Receivable Securitization Program that we entered into with Société Générale Bank Nederland N.V. (Société Générale) on September 23, 2009, we have the ability to sell our accounts receivable directly to Société Générale. The maximum funding from receivables that may be sold into the Accounts Receivable

Securitization Program is €80 million, following the voluntary reduction in January 2013 of the program from €100 million to €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2013 for one additional year.
During the year ended December 31, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The sold receivables were removed from the balance sheet in accordance with the guidance under ASC 860, "Transfers and Servicing". The total amount of receivables sold under the Accounts Receivable Securitization Program during the year ended December 31, 2013 was €790.8 million ($1,050.6 million at weighted average 2013 exchange rates), compared to €731.7 million ($941.1 million at weighted average 2012 exchange rates) during the year ended December 31, 2012. The amount of eligible receivables sold and outstanding at December 31, 2013 amounted to €75.0 million ($103.6 million at December 31, 2013 exchange rates) compared to €67.4 million ($89.1 million at December 31, 2012 exchange rates) in the prior year.
As a result of the sale, accounts receivable decreased by $103.6 million and cash and cash equivalents increased by $51.5 million in 2013, compared to $89.1 million and $51.7 million, respectively, in 2012. The remaining amount of proceeds of $52.1 million is a subordinated deposit, before the effect of cash collections, with Société Générale Bank Nederland N.V. at December 31, 2013, compared to $37.4 million at December 31, 2012.
As a result of the Company's access to the cash collections of the sold receivables, the Company collected $53.9 million of additional cash as of December 31, 2013. Of these cash receipts, $36.4 million is classified on the consolidated balance sheet as loans payable to bank. The remaining amount of $17.5 million reduced the subordinated deposit to $34.6 million, the balance of which is classified as restricted cash on the consolidated balance sheet at December 31, 2013.
As of December 31, 2013, the Company also had pledged unsold receivables under the Accounts Receivable Securitization Program of €3.2 million ($4.4 million at December 31, 2013 exchange rates), compared to €9.8 million ($12.9 million at December 31, 2012 exchange rates) in 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2013 were both immaterial. Servicing fees paid for the program were $0.8 million for the year ended December 31, 2013.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2013, 2012 and 2011 were $42.8 million, $33.3 million and $62.8 million, respectively. There were no expenses for the year ended December 31, 2013, compared to $0.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively, which are included in “other non-operating expense, net.” The fair value of these guaranteed notes receivable equal their carrying amounts of $51.4 million and $41.2 million as of December 31, 2013 and December 31, 2012, respectively, and are included in “other current assets” on the consolidated balance sheets.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2013 or 2012.

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

Foreign exchange contracts are used by us to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2013, forward contracts for an aggregate notional amount of €61.8 million ($85.3 million at December 31, 2013 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating loss of $0.1 million for the year ended December 31, 2013. The majority of these exchange contracts were entered into on December 30, 2013 and have a fair value of $0.1 million as of December 31, 2013.

Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program”.
Contractual Obligations
Following is a summary of contractual obligations as of December 31, 2013.
Aggregate Contractual Obligations
As of December 31, 2013
(in millions)

Payments due by period (1)
Contractual Obligation	Total	2014	2015 and 2016	2017 and 2018	Beyond 2018
Debt obligations (2)	$87.1	$40.1	$47.0	$—	$—
Operating lease obligations (3)	65.5	17.2	20.8	14.4	13.1
Tax indemnifications (4)	9.2	—	—	—	—
Purchase obligations (5)	194.0	194.0	—	—	—
Unfunded pension and post-retirement benefits (6)	313.0	31.0	62.5	62.0	157.5
Tax liabilities (7)	45.3	—	—	—	—
Total	$714.1	$282.3	$130.3	$76.4	$170.6

(1)
The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations under our revolving credit facility will depend on the amount of debt outstanding under the agreement in each year.

(2)	Amounts shown for debt obligations include an immaterial amount of associated interest based on the December 31, 2013 rates applicable to each type of debt.

(3)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2013.

(4)
Amounts are probable and estimable costs that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. The entire $9.2 million is classified as long term and the Company is currently unable to estimate the timing of the potential amounts to be paid.

(5)
In the normal course of business we expect to purchase approximately $1.7 billion in 2014 of materials and services, and estimate that on average no more than approximately $194.0 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.6 billion, $1.5 billion and $1.7 billion on materials and services in 2013, 2012 and 2011, respectively.

(6)
Amounts represent undiscounted projected benefit payments to WABCO's unfunded plans over the next ten years, as well as expected contributions to funded pension plans for 2014. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2013 and include benefits attributable to estimated future employee service of current employees.

(7)
Amounts represent the Company's unrecognized tax provisions potentially owed to tax authorities as described in Note 15 of Notes to the Consolidated Financial Statements. The total liability of $45.3 million is classified as long term and includes interest of $6.0 million. The Company is currently unable to estimate the timing of potential amounts to be paid.

Capital Expenditures
We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development and, as discussed above, we expect to increase our capital spending in 2014 due to the construction of a new plant in Poland.
Pending Adoptions of Recently Issued Accounting Standards
We do not expect the pending adoption of recently issued accounting standards to have an impact on the consolidated financial statements.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently re-evaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.
We believe that of our significant accounting policies (see Note 2 of Notes to the Consolidated Financial Statements), the ones that may involve a higher degree of uncertainty, judgment and complexity are allowance for doubtful accounts, inventory reserves, goodwill, stock-based compensation, post-retirement benefits, warranties, income taxes, and contingencies.

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends. Though management considers the valuation of the allowances proper and adequate, changes in the economy and/or deterioration of the financial condition of the Company's customers could affect the reserve balances required. Historically, this valuation has proved to be a reasonable estimate of the Company's experience with doubtful debts.

Inventory Reserves - On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed. Historically, this policy has given a close approximation of the Company's experience with slow moving and obsolete inventory. From time to time unusual buying patterns or shifts in demand may cause large movements in the reserve.

Goodwill - The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2013, and the Company's goodwill was not at risk for failing the first step of its impairment test.
Stock-Based Compensation - The Company measures and recognizes in its consolidated statement of operations the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, performance stock units and restricted stock grants based on estimated fair values. The Company utilizes the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each option award. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. WABCO reviewed the historic volatility of its common stock over a four year period, the common stock of its peer group over a five year period, and the implied volatility for at the money options to purchase shares of its common stock. The five-year historical volatility period was selected since that period corresponds with the expected holding period. Based on this data, the Company chose to use a weighted average of the implied volatility of WABCO, the most recent four year historical volatility of WABCO and the median most recent one year historical volatility of WABCO's peer group prior to the spin-off date. The expected holding period was calculated by reviewing the historical exercise pattern of all holders that were granted options and the exercise behavior of officers versus non-officers. The results of the analysis support one expected holding period for all groups of employees. The expected forfeiture rate was determined based on the historical stock option forfeiture data of the Company. The dividend yield was based on an expected future dividend rate for the period at the time of grant. Of these assumptions, the expected term of the option and expected volatility of WABCO's common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of WABCO's stock. An increase in the volatility of WABCO's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate. An increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.
Commencing in 2013, the Company replaced stock options with performance stock units (PSUs), the vesting of which would occur at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals approved by the Compensation, Nominating and Governance Committee of the Board of Directors. See also Note 6 of Notes to the Consolidated Financial Statements for further discussion.
Post-Retirement Benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated AA or better by Moody's Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the United States are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. A decrease of one percentage point in the assumed rate of return on plan assets and a decrease of one percentage point in the discount rate applied to projected benefit obligations would increase annual pension expense by approximately $7.6 million. An increase of one percentage point in the assumed health care cost trend rate in each future year would not materially increase annual health insurance costs. The impact of Health Care Reform legislation in the United States. is immaterial to WABCO. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 12 of Notes to the Consolidated Financial Statements.
Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable.
To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 0.8% in 2013, 1.1% in 2012 and 1.5% in 2011. We do not expect this percentage to change materially in the near future. See Note 14 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.
Income taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. We calculate a valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and maintain it until sufficient positive evidence exists to support a reversal.

In 2013, the Company recorded a tax benefit of $178.4 million for a release at the end of the year of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. In particular, evidence such as our historical operating profits resulting in a cumulative profitable position during the three-year period ending on December 31, 2013, the receipt of an exceptional EC fine refund in the fourth quarter of 2013 and projected operating profits represented sufficient positive evidence to release a full valuation allowance at the end of 2013 on the deferred tax asset under ASC 740.

Management has also determined that it is more likely than not that it will not realize $10.1 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period ending on December 31, 2013 and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses and notional interest deductions.

The release of the $178.4 million valuation allowance was recorded as an income tax benefit at December 31, 2013 which significantly reduced our effective tax rate, resulting in a negative effective tax rate. We expect our effective tax rate to increase in subsequent periods following this release of the valuation allowance. Our net income and effective tax rate will be negatively affected in periods following this release. However, any valuation allowance release will not affect the amount of cash paid for income taxes.
We also estimate our effective income tax rate quarterly, considering all known factors and the estimated effects of future events or tax planning strategies that can cause that rate to vary from the statutory rate. Estimating the outcome of future events is inherently uncertain and final resolution of those events can cause the effective tax rate to vary significantly. In addition, changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.

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

In situations where the Company has tax deductions that would otherwise increase a deferred tax asset related to net operating losses, a tax deduction which is treated as an uncertain tax position is recorded as a reduction of the deferred tax asset on the balance sheet. In this regard, although the uncertain tax position is not reflected as an unrecognized tax benefit in the balance sheet as a recorded liability, it is disclosed in the tabular rollforward for unrecognized tax benefits in Note 15 of Notes to the Consolidated Financial Statements.

Contingencies - We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable and reasonably possible losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

In conjunction with the Tax Sharing Agreement, as further discussed in Note 16 of Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $9.2 million.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Approximately 71% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production was consistently growing since 2001. In the fourth quarter of 2008, however, the global commercial vehicle markets started to experience a significant decline that was unprecedented in its breadth, depth and speed which continued through 2009. All markets experienced favorable growth in 2010 while our most developed markets again experienced favorable growth in 2011. 2012 saw most markets decline with only our markets in North America and Japan experiencing growth. In 2013 we saw mixed performances across the various markets with some geographies up double digit while others were down double digit. The overall market ticked up slightly in 2013. Our markets are difficult to predict; however, in 2014 we are again anticipating mixed markets where most are expected to be flat to down versus 2013 with the exception of the North America market which is expected to grow. The continued adoption of new technologies by truck and bus manufacturers helps our business outperform the rate of truck and bus production over the longer term. The commercial vehicle industry is not subject to material seasonal impacts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.
Foreign Currency Exchange Rates
We conduct operations through controlled subsidiaries in most of the major countries of Western Europe, Brazil, Poland, China, South Korea, India and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2013, the potential maximum loss in earnings is estimated to be $22 million which is based on a one-year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 19 of Notes to the Consolidated Financial Statements.
Interest Rate Sensitivity
All of the Company's financial debt and investments are based on floating rates. Even material moves of the interest rates, based on the weighted average of net outstanding interest bearing debt in 2013, would have an immaterial effect on our 2013 earnings.
Commodity Exposures
We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers.
Applying a VAR methodology to our 2013 commodity exposure, the potential maximum loss in earnings is estimated to be $15 million which is based on a one-year horizon and a 95 % confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2013.  Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Piet Hemschoote, Partner
Brussels, Belgium
February 13, 2014

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2013	2012	2011
Sales	$2,720.5	$2,477.4	$2,794.1
Cost of sales	1,911.4	1,737.2	1,986.1
Gross Profit	809.1	740.2	808.0
Costs and expenses:
Selling and administrative expenses	352.8	308.2	327.2
Product engineering expenses	119.4	104.3	105.1
Other operating expense, net	5.0	3.2	5.8
Operating income	331.9	324.5	369.9
European Commission fine reimbursement	279.5	—	—
Equity income of unconsolidated joint ventures, net	17.7	18.1	16.5
Other non-operating income/(expense), net	6.9	(5.0)	20.2
Interest income/(expense), net	4.9	(1.5)	(1.7)
Income before income taxes	640.9	336.1	404.9
Income tax (benefit)/expense	(21.0)	23.6	36.7
Net income including noncontrolling interests	661.9	312.5	368.2
Less: net income attributable to noncontrolling interests	8.7	10.5	11.2
Net income attributable to Company	$653.2	$302.0	$357.0
Net income attributable to Company per common share
Basic	$10.46	$4.73	$5.35
Diluted	$10.31	$4.62	$5.19
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	62,474,493	63,906,992	66,693,064
Diluted	63,382,564	65,323,389	68,829,440
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,
(Amounts in millions)	2013	2012	2011
Net income including noncontrolling interests	$661.9	$312.5	$368.2
Foreign currency translation effects	(4.1)	(0.8)	(54.4)
Unrealized (losses)/gains on benefit plans, net of tax	(1.8)	(56.6)	0.1
Prior service cost arising during period (net of taxes of $0.1 in 2012)	—	0.1	—
Net actuarial loss arising during the period (net of taxes of $1.4 in 2013, $25.3 in 2012 and $1.1 in 2011)	(6.7)	(58.1)	(1.7)
Recognized net actuarial gain (net of taxes of $2.0 in 2013, $0.6 in 2012 and $0.7 in 2011)	4.8	1.5	1.7
Less: amortization of prior service cost (net of taxes of $0 in 2013 and $0.1 in 2012 and 2011)	0.1	(0.1)	0.1
Comprehensive income including noncontrolling interests	$656.0	$255.1	$313.9
Less: Comprehensive income attributable to noncontrolling interests	3.6	9.1	5.6
Comprehensive income attributable to Company	$652.4	$246.0	$308.3

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$472.8	$175.0
Short-term investments	55.2	—
Accounts receivable, less allowance for doubtful accounts of $5.0 in 2013 and $3.6 in 2012	346.2	301.5
Inventories	207.2	191.8
Future income tax benefits	10.4	13.8
Restricted cash	34.6	26.0
Guaranteed notes receivable	51.4	41.2
Other current assets	56.8	43.3
Total current assets	1,234.6	792.6
Property, plant and equipment, less accumulated depreciation	422.5	389.0
Goodwill	381.2	371.7
Long-term future income tax benefits	248.9	91.5
Investments in unconsolidated joint ventures	19.9	20.5
Intangible assets, net	44.3	39.4
Other assets	41.4	42.3
TOTAL ASSETS	$2,392.8	$1,747.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$40.1	$76.2
Accounts payable	149.3	115.4
Accrued payroll	118.8	94.2
Current portion of warranties	29.8	33.8
Taxes payable	3.8	5.7
Accrued expenses	58.7	40.9
Other accrued liabilities	84.9	79.5
Total current liabilities	485.4	445.7
Long-term debt	47.0	—
Post-retirement benefits	438.6	430.6
Deferred tax liabilities	120.1	29.9
Long-term income tax liabilities	45.3	47.7
Other liabilities	59.0	64.4
Total liabilities	1,195.4	1,018.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 77,471,174 in 2013; 75,755,306 in 2012; and shares outstanding: 61,359,025 in 2013; 62,747,151 in 2012	0.8	0.7
Capital surplus	800.2	735.5
Treasury stock, at cost: 16,112,149 shares in 2013; 13,008,155 shares in 2012	(896.6)	(655.8)
Retained earnings	1,371.8	718.6
Accumulated other comprehensive income:
Foreign currency translation adjustments	(14.4)	(15.4)
Unrealized losses on benefit plans, net of tax	(109.0)	(107.2)
Total shareholders’ equity	1,152.8	676.4
Noncontrolling interests	44.6	52.3
Total equity	1,197.4	728.7
TOTAL LIABILITIES AND EQUITY	$2,392.8	$1,747.0

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Operating activities:
Net income including noncontrolling interests	$661.9	$312.5	$368.2
Adjustments to reconcile net income to net cash provided / (used) by operating activities:
Depreciation	74.6	65.6	66.4
Amortization of intangibles	10.6	11.3	11.8
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.6	(3.0)	(2.1)
Non-cash stock compensation	13.6	14.3	13.7
Deferred income tax (benefit) / expense	(64.6)	(2.9)	1.9
(Gain)/loss on sale or disposal of property, plant and equipment	(0.2)	0.3	1.1
Indemnification settlements, net	—	—	(23.1)
Changes in assets and liabilities:
Accounts receivable, net	(44.3)	(6.2)	(40.1)
Inventories	(16.0)	5.7	(14.8)
Accounts payable	33.1	(23.0)	(18.1)
Other accrued liabilities and taxes	38.5	(37.9)	(4.4)
Post - retirement benefits	(3.4)	(3.5)	(2.3)
Other current and long-term assets	(28.8)	23.0	(34.8)
Other long-term liabilities	(9.8)	2.1	8.6
Net cash provided by operating activities	665.8	358.3	332.0
Investing activities:
Purchases of property, plant and equipment	(108.1)	(91.7)	(98.3)
Investments in capitalized software	(13.4)	(8.8)	(6.9)
Purchases of short-term investments	(55.2)	—	—
Acquisitions, net	—	(5.1)	—
Net cash used in investing activities	(176.7)	(105.6)	(105.2)
Financing activities:
Net borrowings/(repayments) of revolving credit facilities	1.1	(11.6)	(46.6)
Borrowings / (payments) of capital leases	—	0.6	(0.2)
Net borrowings of short-term debt	9.2	3.6	10.4
Purchases of treasury stock	(243.2)	(198.3)	(178.9)
Purchase of subsidiary shares from noncontrolling interest	(4.6)	—	—
Dividends to noncontrolling interest holders	(5.6)	(5.5)	(4.8)
Proceeds from exercise of stock options	49.7	28.6	36.6
Net cash used in financing activities	(193.4)	(182.6)	(183.5)
Effect of exchange rate changes on cash and cash equivalents	2.1	2.5	(8.0)
Net increase in cash and cash equivalents	297.8	72.6	35.3
Cash and cash equivalents at beginning of period	175.0	102.4	67.1
Cash and cash equivalents at end of period	$472.8	$175.0	$102.4
Cash paid during the period for:
Interest	$0.3	$1.1	1.1
Income taxes	$45.2	$30.3	54.1
Non cash items for the period:
Treasury stock purchase accrual	$—	$2.5	1.7
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated Other Comprehensive Income
(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Foreign Currency Translation, net of tax	Unrealized Losses on Benefit Plans, net of tax	Non Controlling Interests
Balance at December 31, 2010	$0.7	$646.4	$(276.3)	$59.6	$33.0	$(51.1)	$47.9
Net income	—	—	—	357.0			11.2
Foreign currency translation					(49.1)	0.4	(5.7)
Other comprehensive income					—	0.1
Treasury stock purchased			(180.5)
Stock options exercised	—	36.6	—	—
Stock-based compensation	—	10.4	—	—
Other stock issued	—	—	—	—
Dividends paid	—	—	—	—			(4.8)
Balance at December 31, 2011	$0.7	$693.4	$(456.8)	$416.6	$(16.1)	$(50.6)	$48.6
Net income	—	—	—	302.0			10.5
Foreign currency translation					0.7	—	(1.4)
Other comprehensive income					—	(56.6)
Treasury stock purchased	—	—	(199.0)	—
Stock options exercised	—	28.5	—	—
Stock-based compensation	—	13.6	—	—
Other stock issued	—	—	—	—
Dividends paid	—	—	—	—			(5.4)
Balance at December 31, 2012	$0.7	$735.5	$(655.8)	$718.6	$(15.4)	$(107.2)	$52.3
Net income	—	—	—	653.2			8.7
Foreign currency translation					1.0	—	(5.1)
Other comprehensive income						(1.8)
Treasury stock purchased	—	—	(240.8)	—
Stock options exercised	0.1	49.7	—	—
Stock-based compensation	—	13.9	—	—
Change in noncontrolling interest	—	1.1	—	—			(5.7)
Dividends paid	—	—	—	—			(5.6)
Balance at December 31, 2013	$0.8	$800.2	$(896.6)	$1,371.8	$(14.4)	$(109.0)	$44.6
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1.	Description of Company
WABCO Holdings Inc. and its subsidiaries (collectively “WABCO” or “the Company”) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. We also supply advanced electronic suspension controls and vacuum pumps to the car and SUV markets in Europe, North America and Asia. In addition, we sell replacement parts, diagnostic tools, training, remanufacturing and other services to commercial vehicle aftermarket distributors, repair shops, and fleet operators. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (OEMs), trailer OEMs, aftermarket distributors of replacement parts and services and automotive OEMs.

WABCO was founded in the United States in 1869 as Westinghouse Air Brake Company. The Company was purchased by American Standard Companies Inc. (American Standard) in 1968 and operated as the Vehicle Control Systems business division within American Standard until the Company was spun off from American Standard on July 31, 2007. Subsequent to the spin-off, American Standard changed its name to Trane Inc., which is herein referred to as “Trane.” On June 5, 2008, Trane was acquired in a merger with Ingersoll-Rand Company Limited (Ingersoll Rand) and exists today as a wholly owned subsidiary of Ingersoll Rand.

The spin-off by Trane of its Vehicle Control Systems business became effective on July 31, 2007, through a distribution of 100% of the common stock of WABCO to Trane's shareholders (the Distribution). The Distribution was effected through a separation and distribution agreement pursuant to which Trane distributed all of the shares of WABCO common stock as a dividend on Trane common stock, in the amount of one share of WABCO common stock for every three shares of outstanding Trane common stock to each shareholder on the record date. Trane received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the shareholders of Trane and WABCO.
Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. For purposes of cash flow presentation, the Company has presented both cash flow activities for the revolving credit facilities and short-term debt on a net presentation basis as these items represent cash flow activities with high turnover and large amounts.

NOTE 2.	Summary of Significant Accounting Policies
Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to allowance for doubtful accounts, inventory reserves, goodwill, warranties, post-retirement benefits, income taxes and stock-based compensation. Allocation methods are described in the notes to these consolidated financial statements where appropriate.
Principles of Consolidation and Presentation - All majority owned or controlled subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.
Foreign Currency Translation - Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. Dollars at exchange rates in effect as of the balance sheet date, and income and expense accounts at the average exchange rates in effect during the period, are recorded in a separate component of shareholders' equity as accumulated other comprehensive income. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statement of operations as part of other non-operating income or expense, except for intercompany transactions of a long-term investment nature where the foreign exchange gains or losses from the remeasurement of such intercompany transactions is recorded within accumulated other comprehensive income.
Revenue Recognition - Sales of products are recorded (i) upon shipment if title passes to the customer upon shipment, or upon delivery if title passes to the customer upon delivery, (ii) when persuasive evidence of an arrangement exists with the customer, (iii) when the sales price is fixed and determinable, and (iv) when the collectability of the sales price is reasonably assured. Amounts billed to customers for shipping and handling costs are included in sales.
WABCO typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, WABCO recorded $42.4 million, $36.6 million and $43.0 million in 2013, 2012 and 2011, respectively, in the accompanying consolidated statements of income.
In most countries where WABCO operates, sales are subject to VAT taxes. Sales are presented net of VAT in the consolidated statements of income.
Shipping and Handling Costs - Shipping, handling, receiving, inspecting, warehousing, internal transfer, procurement and other costs of distribution are included in cost of sales in the consolidated statements of income.
Cash and Cash Equivalents - Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents.
Short-term Investments - Short-term investments consist of a deposit fund holding primarily term deposits, certificates of deposit and short-term bonds. The investments are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. The fair value of the investments is determined based on readily available pricing sources for identical instruments in less active markets (Level 2). In the event the investments experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statement of operations. The market value of the Company's investments approximated the carrying cost of $55.2 million as of December 31, 2013 with no impairment recognized in 2013.
Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations on its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends.

Transfers of Financial Instruments - The Company accounts for sales and transfers of financial instruments under ASC 860 "Transfers and Servicing". ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells receivables to the bank which qualify as financial assets since they are associated with the sale of products by the subsidiaries of the Company and accepted by the Company's customers in the ordinary course of business. For all receivables sold to the bank, the risks of collection of such receivables reside with the bank. Therefore, upon sale of the receivables to the bank, the appropriate reversal of any applicable accounts receivable allowances are recorded by the Company.

Inventory Reserves - Inventory costs are determined by the use of the last-in, first-out (LIFO) method, and are stated at the lower of such cost or realizable value. The LIFO method is used as it provides a better matching of the costs to the sales. Inventories are categorized as finished products, products-in-process and raw materials. On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed.
Property, Plant & Equipment - Property, plant and equipment balances, including tooling, are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the asset life. WABCO assesses facilities for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings, 3 to 5 years for tooling and 5 to 15 years for machinery and equipment.
Computer Software Costs - WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs on a straight-line basis over periods of up to seven years, beginning when the software is ready for its intended use. The Company assesses capitalized software costs for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Goodwill - The Company has a significant amount of goodwill on its balance sheet that is not amortized, but subject to impairment tests each fiscal year on October 1 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's impairment tests utilize the two-step approach. The first step of the goodwill impairment test compares fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
The recoverability of goodwill is measured based on one reporting unit for the total Company. Our plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2013.
Other Intangible Assets with Determinable Lives - Other intangible assets with determinable lives consist of customer and distribution relationships, patented and unpatented technology, in-process research and development, and other intangibles and are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. WABCO assesses intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.
Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of sales totaled 0.8% in 2013, 1.1% in 2012 and 1.5% in 2011. See Note 14 for a summary of warranties.
Post-retirement Benefits - All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. Post-retirement pension benefits are provided for substantially all employees of WABCO, both in the the United States and abroad through plans specific to each of WABCO's legal entities. In addition, in the United States, certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the United States is immaterial to the Company. The costs of the benefits provided through plans of WABCO are included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 12. Plans are primarily concentrated in the United Kingdom, Austria, Germany, and Switzerland.
WABCO is also required to measure a defined benefit post-retirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.
Fair Value of Financial Instruments - Financial instruments consist mainly of cash, accounts receivable, accounts payable and loans payable to banks. At December 31, 2013 and 2012, the carrying amounts of these instruments approximated their fair values. At December 31, 2013, long-term debt also approximated fair value.
Derivative Instruments and Hedging Activities - The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments which qualify for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in the account other non-operating expense, net or other operating expense, net. See Note 19 for further details on derivative instruments.
Research, Development and Engineering Expenses - Research and development costs are expensed as incurred. WABCO expended approximately $119.4 million in 2013, $104.3 million in 2012 and $105.1 million in 2011 for research activities, product development and for product engineering.
Income Taxes - Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are permanently reinvested, except for Brazil's current year earnings and $300.0 million of unremitted foreign earnings related to a Belgian affiliate resulting from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We calculated this valuation allowance in accordance with the provisions of ASC 740 “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made.
Earnings Per Share - Basic net income per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (RSUs) after assuming that the Company would use the proceeds from the exercise of options to repurchase stock.
Anti-dilutive shares, if applicable, are excluded and represent those options and RSUs whose assumed proceeds were greater than the average price of the Company's common stock.

	Year Ended December 31,
	2013	2012	2011
Weighted average incremental shares included	908,071	1,416,397	2,136,376
Shares excluded due to anti-dilutive effect	3,000	480,756	205,321

Comprehensive Income / (Loss) - Comprehensive income / (loss) consists of net income, foreign currency translation adjustments, pension liability adjustments and unrecognized gains or losses on post-retirement benefit plans and is presented in the accompanying consolidated statement of shareholders' equity and comprehensive income.
Stock-Based Compensation - WABCO measures and recognizes in its consolidated statement of operations the expense associated with all share-based payment awards made to employees and directors including stock options, RSUs, PSUs and restricted stock grants based on estimated fair values.
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
In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We do not expect any material impact from adoption of this guidance on the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 aims to improve the reporting of reclassifications out of accumulated other comprehensive income. The entities are required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. We adopted the provisions of ASU 2013-02 as of March 31, 2013.

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
Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008 (the 2008/2009 Program), which began with a consultative process with works councils and employee representatives globally. The 2008/2009 Program reduced our global workforce by approximately 1,800 employees. This level of reduction in workforce brought our capacity in line with market demand, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. We believe the completion of these actions created sufficient flexibility in production and helped us to cope with anticipated demand volatility. The Company does not expect to incur any further charges on the 2008/2009 Program.
Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (Other Programs). No ongoing individual program is assessed as material, and the Company does not expect to incur significant additional charges for ongoing programs as of December 31, 2013.

The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2013 (amounts in millions). Activity for the period consisted of termination payments and employee-related charges.

2008 / 2009 Program
Balance as of December 31, 2012	$10.2
Charges during 2013	—
Payments during 2013	(4.3)
Balance as of December 31, 2013	$5.9
Other Programs
Balance as of December 31, 2012	$9.9
Charges during 2013	17.9
Payments during 2013	(8.8)
Balance as of December 31, 2013	$19.0
Total foreign exchange translation effects	$1.2
Total streamlining liability as of December 31, 2013	$26.1
A balance of $13.5 million is included in other liabilities (non-current) and $12.6 million is included in other accrued liabilities (current) as of December 31, 2013.
The following is a summary of current and cumulative streamlining costs (including employee-related costs shown above as well as asset write-offs and other charges).

	Charges for Year Ended December 31, 2013		Cumulative Charges as of December 31, 2013
	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$6.6	$45.7	$16.6
Employee-related charges – selling and administrative	—	10.5	45.8	20.0
Total employee related charges	—	17.1	91.5	36.6
Asset write-offs	—	0.8	—	1.8
Total program costs	$—	$17.9	$91.5	$38.4

NOTE 5.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2013, 2012 and 2011.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2010	72,415,415	(5,956,806)	66,458,609
Shares issued upon exercise of stock options	1,630,838	—	1,630,838
Shares issued upon vesting of RSUs	196,677	—	196,677
Shares purchased for treasury	—	(3,520,469)	(3,520,469)
Balance, December 31, 2011	74,242,930	(9,477,275)	64,765,655
Shares issued upon exercise of stock options	1,312,288	—	1,312,288
Shares issued upon vesting of RSUs	200,088	—	200,088
Shares purchased for treasury	—	(3,530,880)	(3,530,880)
Balance, December 31, 2012	75,755,306	(13,008,155)	62,747,151
Shares issued upon exercise of stock options	1,600,850	—	1,600,850
Shares issued upon vesting of RSUs	115,018	—	115,018
Shares purchased for treasury	—	(3,103,994)	(3,103,994)
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2013, no shares have been reissued.
On May 26, 2011, the Board of Directors approved a program to repurchase shares of the Company's common stock in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program for $400 million of common shares. An additional repurchase program for $200.0 million of common shares was further authorized on October 29, 2013 as a result of the receipt of an exceptional refund including interest from the European Commission related to the Company's appeal of the EC fine. Both of these authorizations expire on December 31, 2014.
As of December 31, 2013, the Company had repurchased a total of $620.3 million of shares under these three repurchase programs, leaving an unexpended balance of $379.7 million available to repurchase shares in the future. Between January 1, 2014 and February 13, 2014, the Company has repurchased an additional 93,164 shares for a total of $8.5 million. The Company plans to continue to repurchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 6.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on our common stock in 2013, 2012 and 2011.
The WABCO Holdings Inc. 2007 Omnibus Incentive Plan (the 2007 Omnibus Plan), was formally adopted by our Board of Directors prior to the Distribution. The 2007 Omnibus Plan was replaced in May 2009 by the WABCO Holdings Inc. 2009 Omnibus Incentive Plan (the 2009 Omnibus Plan), and further amended in May 2013 (the 2009 Restated Omnibus Plan) as approved by the shareholders at the Annual Meeting of Shareholders.
The 2009 Restated Omnibus plan is intended to promote our long-term financial success and increase shareholder value by providing us with greater flexibility to implement the optimal mix of annual and long-term cash, equity and equity-based incentives. It is also intended to align the interests of our employees with the interests of our shareholders by affording them certain opportunities to acquire an interest in our stock. We believe that these incentives and opportunities will encourage our executives and other key employees to continue in our employment, by providing them with a competitive level of compensation that varies based on our performance.

Under the 2009 Omnibus Plan and 2009 Restated Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights (sometimes referred to as SARs), restricted stock units, performance stock units, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the 2009 Restated Omnibus Plan is 5,100,000. No participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted shares or restricted stock units, with respect to 200,000 shares or units as the case may be during any calendar year. If an award under either the 2007 Omnibus Plan, the 2009 Omnibus Plan or the 2009 Restated Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, the unpurchased shares will become available for future grant or sale under the 2009 Restated Omnibus Plan.
At December 31, 2013, a total of 1,596,690 stock options, RSUs and PSUs were outstanding and there were 3,922,565 shares remaining available for grant under the 2009 Restated Omnibus Plan.
Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with PSUs, the vesting of which would occur at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2013, the Company believes it is probable that the performance condition will be met and has accrued for the compensation expense accordingly.
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the consolidated statements of income over the requisite service period. Total stock-based compensation cost recognized during the years ended December 31, 2013, 2012 and 2011 were as follows (amounts in millions):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation (before tax effects)	$13.6	$14.3	$13.7
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Shares underlying options			Weighted - Average Exercise Price	Weighted - Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2010	4,076,757	1,265,033	5,341,790	$26.02
Options Granted	276,287	—	276,287	$59.24	$22.94
Options Exercised	(1,228,475)	(403,731)	(1,632,206)	$22.52
Options Forfeited	(34,329)	(8,865)	(43,194)	$34.12
Options Outstanding December 31, 2011	3,090,240	852,437	3,942,677	$29.61
Options Granted	284,691	—	284,691	$58.71	$23.10
Options Exercised	(1,037,538)	(279,205)	(1,316,743)	$21.90
Options Forfeited	(37,260)	(5,173)	(42,433)	$40.74
Options Outstanding December 31, 2012	2,300,133	568,059	2,868,192	$35.82
Options Granted	—	—	—	$—	$—
Options Exercised	(1,359,825)	(242,243)	(1,602,068)	$31.08
Options Forfeited	(53,391)	(200)	(53,591)	$52.71
Options Outstanding December 31, 2013	886,917	325,616	1,212,533	$41.20

Exercisable at December 31, 2013	630,570	325,616	956,186	$37.30

RSUs Outstanding December 31, 2010	523,393				$19.93
RSUs Granted	220,181				$62.44
RSUs Vested	(245,035)				$19.87
RSUs Forfeited	(13,695)				$37.55
RSUs Outstanding December 31, 2011	484,844				$38.80
RSUs Granted	133,804				$58.47
RSUs Vested	(232,980)				$23.14
RSUs Forfeited	(19,937)				$53.63
RSUs Outstanding December 31, 2012	365,731				$55.08
RSUs Granted	119,728				$68.72
RSUs Vested	(138,005)				$44.34
RSUs Forfeited	(47,707)				$60.86
RSUs Outstanding December 31, 2013	299,747				$64.79

PSUs Granted	94,364				$68.10
PSUs Forfeited	(9,954)				$68.10
PSUs Outstanding December 31, 2013	84,410				$68.10
There were no stock options granted in 2013. In 2012 and 2011, a total of 284,691 and 276,287 options were granted, respectively, of which all are exercisable in equal installments over a period of three years.
In 2013, a total of 119,728 RSUs were granted of which 109,254 vest in equal annual installments over a period of three years. Of the remaining 10,474 RSUs granted in 2013, 6,764 vest immediately and 3,710 vest after three years. In 2012, a total of 133,804 RSUs were granted of which 103,581 vest in equal annual installments over a period of three years, 11,023 vest immediately, 6,454 vest after two years and 12,746 vest after three years. In 2011, a total of 220,181 RSUs were granted of which 101,647 vest in equal annual installments over a period of three years, 3,973 vest after two years, 41,064 vest after three years and 73,497 vest after four years.
In 2013, a total of 94,364 PSUs were granted, the vesting of which would occur, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals.

As of December 31, 2013, the total aggregate intrinsic value of stock option awards outstanding was $61.3 million. The total aggregate intrinsic value of options exercisable and options outstanding, less expected forfeitures, as of the same date was $52.3 million and $61.2 million, respectively. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2013, multiplied by the number of shares per each option.
The total intrinsic value of options exercised was $69.9 million, $49.9 million and $68.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total fair value of shares vested was $9.5 million, $14.2 million and $13.2 million during the year ended December 31, 2013, 2012 and 2011 respectively. The 615,371 of unvested options, RSUs and PSUs as of December 31, 2013 will result in the recognition of $19.8 million of compensation cost to be recognized over a weighted average period of 1.8 years.
The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2013 was 4.7 years, while that of the vested options was 4.0 years. The tax benefit from stock options exercised during the period was $1.8 million for the year ended December 31, 2013 and immaterial for the years ended December 31, 2012 and 2011.
The weighted average grant date fair value was calculated under the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used for the grants during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Assumption	2013	2012	2011
Risk-free interest rate	N/A	0.81%	2.30%
Expected volatility	N/A	44.48%	42.82%
Expected holding period	N/A	5 years	5 years
Expected dividend yield	N/A	—%	0.47%
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

NOTE 7.	Other Operating and Non-Operating Expense / (Income), Net
Other expense/(income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Operating:
Bank charges	$2.0	$1.5	$1.7
Miscellaneous taxes	2.9	2.4	1.8
Other expense/(income), net	0.1	(0.7)	2.3
	$5.0	$3.2	$5.8

Non-operating:
Indemnification settlements, net	$(8.8)	$3.4	$(22.8)
Receivable discount fees	1.0	1.1	2.3
Foreign exchange (gain)/loss	(2.3)	0.8	(0.6)
Other expense/(income), net	3.2	(0.3)	0.9
	$(6.9)	$5.0	$(20.2)

NOTE 8.	Inventories
The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2013	2012
Finished products	$93.9	$76.9
Products in process	7.2	7.1
Raw materials	106.1	107.8
Inventories at cost	$207.2	$191.8
The current replacement cost approximated the LIFO carrying cost for 2013 and 2012. Inventory reserves amounted to $17.2 million and $14.4 million for the years ended December 31, 2013 and December 31, 2012, respectively.

NOTE 9.	Property, Plant and Equipment

The components of property, plant and equipment, at cost, are as follow:

	Year Ended December 31,
(Amounts in millions)	2013	2012
Land	$23.8	$22.3
Buildings	178.7	164.1
Machinery and equipment	659.0	618.3
Improvements in progress	39.2	25.7
Gross property, plant and equipment	900.7	830.4
Less: accumulated depreciation	478.2	441.4
Net property, plant and equipment	$422.5	$389.0
Depreciation expense for owned assets, including those under capital leases, for the years ended December 31, 2013, 2012 and 2011 was $74.6 million, $65.6 million and $66.4 million, respectively.
Net property, plant and equipment includes tooling investments of $80.6 million and $74.5 million for the years ended December 31, 2013 and 2012 respectively.

NOTE 10.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the Accounts Receivable Securitization Program) with Société Générale Bank Nederland N.V. The maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million, following the voluntary reduction in January 2013 of the program from €100 million to €80 million; however, there can be no assurance that the Company will generate sufficient eligible receivables to access the maximum availability. The original term of the Accounts Receivable Securitization Program was for one year, with the possibility of four additional annual extensions, assuming the Company and the participating sellers are in compliance with the applicable covenants. The Company extended the Accounts Receivable Securitization Program in September 2013 for one additional year.
During the year ended December 31, 2013, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables prior to the following settlement date with the bank.
The sold receivables were removed from the balance sheet in accordance with the guidance under ASC 860. The total amount of receivables sold under the Accounts Receivable Securitization Program for the year ended December 31, 2013 was €790.8 million ($1,050.6 million at weighted average 2013 exchange rates), compared to €731.7 million ($941.1 million at weighted average 2012 exchange rates) for the year ended December 31, 2012 and €816.8 million ($1,136.8 million at weighted average 2011 exchange rates) for the year ended December 31, 2011. The amount of eligible receivables sold and outstanding at December 31, 2013 amounted to €75.0 million ($103.6 million at December 31, 2013 exchange rates) compared to €67.4 million ($89.1 million at December 31, 2012 exchange rates) at December 31, 2012.
As a result of the sale, accounts receivable decreased by $103.6 million and cash and cash equivalents increased by $51.5 million in 2013, compared to $89.1 million and $51.7 million, respectively, in 2012. The remaining amount of proceeds of $52.1 million is a subordinated deposit, before the effect of cash collections, with Société Générale Bank Nederland N.V. at December 31, 2013, compared to $37.4 million at December 31, 2012.
As a result of the Company's access to the cash collections of the sold receivables, the Company collected $53.9 million of additional cash as of December 31, 2013, compared to $39.1 million at December 31, 2012. Of these cash receipts, $36.4 million is classified on the consolidated balance sheet as loans payable to bank, compared to $27.7 million at December 31, 2012. The remaining balance of $17.5 million reduced the subordinated deposit to $34.6 million, the balance of which is classified as restricted cash on the consolidated balance sheet at December 31, 2013. The subordinated deposit at December 31, 2012 stood at $26.0 million.
Also, as of December 31, 2013, the Company had pledged unsold receivables under the Accounts Receivable Securitization Program of €3.2 million ($4.4 million at December 31, 2013 exchange rates), compared to €9.8 million ($12.9 million at December 31, 2012 exchange rates) in 2012.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimates the fair value of sold receivables using Level 3 inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at December 31, 2013 and 2012 were both immaterial. Servicing fees paid for the program were $0.8 million, $0.8 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011 respectively.
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, in respect to accounts receivable from one of our customers. To date, we have not utilized this facility.
Other financing receivables include sales to reputable State Owned and Public Enterprises in China that are settled through notes receivable which are registered and endorsed to the Company. These notes receivable are fully secured and generally have contractual maturities of six months or less. These guaranteed notes are available to be discounted with banking institutions in China or transferred to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2013, 2012 and 2011 was $42.8 million, $33.3 million and $62.8 million, respectively. There were no expenses for the year ended December 31, 2013, compared to $0.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively, which are included in “other non-operating expense, net.” The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $51.4 million and $41.2 million as of December 31, 2013 and 2012, respectively, and are included in “other current assets” on the consolidated balance sheets.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2013 or 2012.

NOTE 11.	Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(Amounts in millions)	2013	2012
Balance of goodwill, beginning of year	$371.7	$363.9
Acquisitions	—	3.6
Foreign exchange translation	9.5	4.2
Balance of goodwill, end of year	$381.2	$371.7

The changes in the carrying value of intangible assets for the years ended December 31 are as follow:

	Capitalized Software	Other Intangible Assets	Total
Gross intangible assets as of:
December 31, 2010	$89.2	$23.6	$112.8
Additions	6.9	2.1	9.0
Disposals	(2.6)	—	(2.6)
Foreign exchange translation	(2.6)	(2.9)	(5.5)
December 31, 2011	90.9	22.8	113.7
Additions	8.7	4.6	13.3
Disposals	(4.5)		(4.5)
Foreign exchange translation	0.4	(0.4)	—
December 31, 2012	95.5	27.0	122.5
Additions	13.5	2.2	15.7
Disposals	(1.9)	(0.5)	(2.4)
Foreign exchange translation	4.3	(0.2)	4.1
December 31, 2013	$111.4	$28.5	$139.9

Accumulated amortization as of:
December 31, 2010	$(67.5)	$(5.2)	$(72.7)
Amortization expense	(7.5)	(2.8)	(10.3)
Disposals	2.5	—	2.5
Foreign exchange translation	2.0	0.5	2.5
December 31, 2011	(70.5)	(7.5)	(78.0)
Amortization expense	$(6.6)	$(2.9)	$(9.5)
Disposals	4.3		4.3
Foreign exchange translation	—	0.1	0.1
December 31, 2012	(72.8)	(10.3)	(83.1)
Amortization expense	(7.5)	(3.1)	(10.6)
Disposals	1.9	0.4	2.3
Foreign exchange translation	(3.4)	(0.8)	(4.2)
December 31, 2013	$(81.8)	$(13.8)	$(95.6)

Net intangible assets as of:
December 31, 2013	$29.6	$14.7	$44.3

The Company expects to incur approximately $10 million to $12 million of amortization expense for each of the next three fiscal years.

NOTE 12.	Post-retirement Benefits
WABCO employees participate in a number of benefit plans. The plans include a 401(k) savings plan for the Company's U.S. salaried and hourly employees, which is an individual-account defined contribution plan. WABCO employees in certain countries including Germany, the United Kingdom, France and Switzerland, participate in defined benefit plans or retiree medical plans sponsored by local WABCO legal entities.
Further, WABCO has assumed responsibility for certain retiree medical plans in the United States and a pension plan in Germany relating to former employees of Trane's Bath & Kitchen division.
Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee compensation during the last years of employment or negotiated benefit levels.
WABCO recognizes in its consolidated balance sheetsan asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $438.6 million on the consolidated balance sheet is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.
The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2013 and 2012, and a statement of the funded status as of December 31, 2013 and 2012:

	2013	2013	2012	2012
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$15.0	$585.4	$15.2	$487.7
Service cost	0.1	12.7	0.1	9.1
Interest cost	0.5	20.8	0.6	22.3
Participant contributions	0.4	0.2	0.3	0.3
Plan amendments	—	—	—	(4.5)
Actuarial loss / (gain)	—	(7.7)	1.0	83.8
Benefit payments	(2.0)	(28.4)	(2.2)	(27.9)
Foreign exchange effects	—	22.3	—	15.2
Other	—	0.9	—	(0.6)
Obligation at end of year	$14.0	$606.2	$15.0	$585.4

	2013	2013	2012	2012
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$172.1	$—	$154.6
Actual return on assets	—	3.7	—	12.8
Employer contributions	1.6	27.4	1.9	26.4
Participant contributions	0.4	0.2	0.3	0.3
Benefit payments	(2.0)	(28.4)	(2.2)	(27.9)
Foreign exchange effects	—	4.0	—	7.2
Other expenses	—	(0.9)	—	(1.3)
Fair value of plan assets at end of year	$—	$178.1	$—	$172.1
Funded Status at December 31	$(14.0)	$(428.1)	$(15.0)	$(413.3)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$20.1	$—	$23.2
Current liabilities	(1.7)	(21.9)	(1.7)	(19.2)
Noncurrent liabilities	(12.3)	(426.3)	(13.3)	(417.3)
Net amounts recognized in balance sheet:	$(14.0)	$(428.1)	$(15.0)	$(413.3)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$0.2	$—	$0.2	$0.1
Net actuarial loss	7.2	147.0	7.4	148.3
Total (before tax effects)	$7.4	$147.0	$7.6	$148.4

$5.6 million of the amount in other comprehensive income as of December 31, 2013 is expected to be recognized as post-retirement costs in 2014.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2013	2012
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$545.8	$528.1
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$390.9	$382.1
Total post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Foreign pensions	$30.9	$20.2	$25.1
Health & Life insurance benefits (Americas)	1.0	1.0	1.0
Total post-retirement costs, including accretion expense	$31.9	$21.2	$26.1
Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Service cost-benefits earned during period	$12.7	$9.2	$8.6
Interest cost on projected benefit obligation	20.8	22.3	24.4
Less: assumed return on plan assets	(8.8)	(8.6)	(10.0)
Amortization of prior service cost	0.1	(0.1)	—
Amortization of net loss	6.1	1.7	2.1
Plan amendments	—	(4.3)	—
Net defined benefit plan cost after amendments	$30.9	$20.2	$25.1

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Interest and service cost on projected benefit obligation	$0.6	$0.6	$0.7
Amortization of net loss	0.4	0.4	0.3
Defined benefit plan cost	$1.0	$1.0	$1.0
Amortization of prior service cost is computed on the straight-line method over the average remaining service period of active participants.
Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2013 Health & Life Ins. Benefits	2013 Foreign Pension Plans	2012 Health & Life Ins. Benefits	2012 Foreign Pension Plans
Discount rate	4.00%	3.70%	3.25%	3.63%
Salary growth	N/A	3.18%	N/A	3.22%
Net Periodic Pension Cost for the year
Discount rate	3.25%	3.63%	4.25%	4.68%
Salary growth	N/A	3.22%	N/A	3.22%
Expected return on plan assets	N/A	5.38%	N/A	5.78%
The discount rate assumption in this chart changed from 2012 to 2013, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.
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

Asset Allocation	2013	2012	2013 Target	2012 Target
Equity securities	22%	19%	24%	24%
Debt securities	24%	76%	71%	71%
Insurance contracts	46%	—%	—%	—%
Other *	8%	5%	5%	5%
* Included in "other" above are investments in mutual funds held in real estate.
In July 2013, the Company purchased a buy-in contract from an insurance company related to a group of existing retirees covered under our United Kingdom pension plan as of that date. The buy-in did not trigger settlement accounting, and resulted in a shift in the 2013 asset allocation versus target.
All assets are measured at the current fair value. The fair value of the insurance contract is determined based on applicable discount rates and other observable inputs (Level 2). For all other assets, the Company determines fair value for each class of assets in its entirety using quoted prices in active markets for identical assets (Level 1). The Company has not changed the valuation techniques and inputs used during the periods presented. The fair values for each class of assets are presented below:

(Amounts in millions)	2013	2012
Equity securities	$40.0	$32.2
Debt securities	42.5	130.1
Insurance contracts	82.2	—
Other *	13.4	9.8
Total fair value of plan assets	$178.1	$172.1
* Included in "other" above are investments in mutual funds held in real estate
WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions in 2013, including payment of benefits incurred by unfunded plans, totaled $27.4 million. Contributions in 2014 are expected to be in line with the contributions made during 2013.

Expected future benefit payments are shown in the table below:

(Amounts in millions)	2014	2015	2016	2017	2018	2019-2023
Domestic plans without subsidy	$1.8	$1.7	$1.5	$1.4	$1.3	$5.0
Foreign pension plans	$29.2	$29.4	$29.9	$29.7	$29.6	$152.5
The weighted average annual assumed rate of increase in the health care cost trend rate was 8.0% for 2012, 7.0% for 2013 and is assumed to lower to 6.75% in 2014 and then gradually decline to 4.75% by 2022. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$0.9	$(0.8)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$—	$—

NOTE 13.	Debt

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (revolving credit facility) with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers.

As of December 31, 2013, this is our principal bank credit facility, and it expires on September 1, 2018. The original expiry date of September 1, 2016 was extended through an amendment to the current expiry date.

Under the revolving credit facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under this facility may be used for issuing letters of credit, of which $48.8 million was unused as of December 31, 2013, and up to $50 million is available in the form of swingline loans, all $50 million of which was available for use as of December 31, 2013. At December 31, 2013 and 2012, the carrying amount of this facility approximated fair value based upon Level 2 inputs.

The balance outstanding on this facility as of December 31, 2013 was $47.0 million in addition to $1.2 million of letters of credit, compared to $46.3 million and $1.3 million as of December 31, 2012, respectively. The balance outstanding is classified as long-term debt on the consolidated balance sheet as of December 31, 2013 since, contrary to the balance outstanding as of December 31, 2012, the Company does not intend to repay the balance within the next 12 months. The aggregate interest rate applicable on loan drawings at December 31, 2013 and 2012 was respectively 1.04% and 0.93%.

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

The revolving credit facility contains terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the revolving credit facility, to $400 million, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. At December 31, 2013 the Company had the ability to borrow an incremental $351.8 million under our revolving credit facility, compared to $352.4 million at December 31, 2012, and we were in compliance with all the covenants.
As of December 31, 2013, the Company's various subsidiaries had borrowings from banks totaling $40.1 million, of which $36.4 million related to our Accounts Receivable Securitization Program referred to in Note 10 above, compared to respectively $29.5 million and $27.7 million at December 31, 2012. The remaining $3.7 million balance at December 31, 2013 supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Balance of warranty costs accrued, beginning of period	$55.2	$52.6	$44.9
Warranty costs accrued	21.4	27.1	41.9
Warranty claims settled	(26.5)	(25.3)	(33.0)
Foreign exchange translation effects	1.5	0.8	(1.2)
Balance of warranty costs accrued, end of period	$51.6	$55.2	$52.6
Current liability, included in current portion of warranties	$29.8	$33.8	$42.3
Long-term liability, included in other liabilities	$21.8	$21.4	$10.3
Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect at December 31, 2013, are: $17.2 million in 2014; $11.6 million in 2015; $9.2 million in 2016; $8.3 million in 2017; $6.1 million in 2018 and $13.1 million thereafter, a total of $65.5 million. Net rental expense for all operating leases was $18.9 million, $19.6 million and $19.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has bank guarantees for $50.6 million which is comprised of uncollateralized bank guarantees, of which $44.9 million is related to tax and other litigation, $1.2 million is related to letters of credit and $4.5 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of approximately $7.3 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €3.2 million ($4.4 million at December 31, 2013 exchange rates).
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
Litigation
On June 23, 2010, the European Commission (the Commission) issued a decision imposing a total of €326.1 million in fines, or approximately $400 million on the date of assessment (the EC Fine), on the former American Standard Companies Inc. (now Trane Inc., hereinafter referred to as “American Standard” or “Trane”), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC Fine.
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

On September 16, 2013, the General Court of the European Union (the General Court) delivered its judgment and annulled in part the decision of the Commission, reducing the original fine of €326.1 million by €205.8 million to €120.3 million. Since WABCO had paid the full amount of the EC Fine (as described above), WABCO has received the full amount of the reimbursement from the Commission during the fourth quarter of 2013. The Commission did not appeal the judgment of the General Court within the mandatory time limit. The judgment of the General Court is now final.
Other
In conjunction with the Tax Sharing Agreement, as further discussed in Note 16, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $9.2 million as of December 31, 2013. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

NOTE 15.	Income Taxes
Income before income taxes and the applicable provision for income taxes were :

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Income before income taxes:
Domestic	$94.4	$77.2	$72.4
Foreign	546.5	258.9	332.5
	$640.9	$336.1	$404.9
(Benefit)/provision for income taxes:
Current:
Domestic	$11.4	$(6.2)	$24.9
Foreign	32.2	32.7	9.9
	$43.6	$26.5	$34.8
Deferred:
Domestic	$101.7	$0.1	$(0.4)
Foreign	(166.3)	(3.0)	2.3
	$(64.6)	$(2.9)	$1.9

Total (benefit)/provision	$(21.0)	$23.6	$36.7
A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2013, 2012 and 2011 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Tax provision at statutory rate	$224.3	$117.4	$141.7
Separation related taxes and contingencies	—	2.2	1.8
Foreign earnings taxed at other than 35%	(93.9)	(71.9)	(76.6)
(Decrease)/increase in valuation allowance	(261.9)	109.8	(33.4)
Unremitted foreign earnings	107.4	—	—
EC fine indemnity	—	(116.3)	—
Tax contingency accruals	—	8.1	18.8
Benefit of tax contingency reversals	(0.4)	(30.0)	(19.2)
Equity compensation	4.4	5.0	4.2
Other, net	(0.9)	(0.7)	(0.6)
Total (benefit)/ provision	$(21.0)	$23.6	$36.7

The effective income tax rates for 2013 and 2012 were (3.3)% and 7.1%, respectively. The income tax benefit for 2013 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and a tax provision on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States as discussed further below. Additionally, the tax provision is offset by the release of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction as also discussed below. Furthermore, the Company also recognized a tax benefit of $2.4 million due to the impact of U.S. tax legislation enacted in January 2013 and a tax benefit of $2.4 million related to the Company's filing of its 2012 U.S. Federal Income Tax Return in September 2013.

The nature of the reconciling item "Foreign earnings taxed at other than 35%" is net of permanent differences including non-taxable income in foreign jurisdictions, foreign tax incentives such as tax rulings in Europe, and certain tax credits, resulting in a net tax benefit.

In 2013, the Company recorded a tax benefit of $178.4 million for a release at the end of the year of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. In particular, evidence such as our historical operating profits resulting in a cumulative profitable position during the three-year period ending on December 31, 2013, the receipt of an exceptional EC fine refund in the fourth quarter of 2013 and projected operating profits represented sufficient positive evidence to release a full valuation allowance at the end of 2013 on the deferred tax asset under ASC 740. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate, resulting in a negative effective tax rate. We expect our effective tax rate to increase in subsequent periods following this release of the valuation allowance. Our net income and effective tax rate will be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Management has also determined that it is more likely than not that it will not realize $10.1 million its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period ending on December 31, 2013 and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses and notional interest deductions.

At the end of 2013, the Company recorded a tax provision of $107.4 million related to unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of €209.8 million from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine. As such, the Company obtained a special authorization from its Board of Directors to purchase an additional $200.0 million of Company stock through December 31, 2014. Under U.S. GAAP rules, unremitted foreign earnings where the Company does not assert permanent reinvestment are deemed to be repatriated to the United States.

In 2012, the income tax provision was offset by the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012 of approximately $24.8 million, as adjusted from an amount of $18.8 million as previously disclosed in the Company's 2011 Form 10-K. As a result of a settlement of a foreign tax audit in the fourth quarter of 2012, a portion of the EC fine deduction claimed in 2010 was accepted and added to existing net operating losses. The tax effect of this settlement was $116.3 million, the benefit for which was fully offset by an increase to a valuation allowance and thus had no impact on the Company's effective tax rate.

In 2011, the income tax provision was principally driven by income taxes in profitable jurisdictions offset by benefits related to ongoing foreign tax planning activities, a decrease of a valuation allowance of $33.4 million and the release of certain tax accruals. In addition, the Company recorded a tax provision of $12.7 million during the fourth quarter of 2011 due to its decision to repatriate earnings from a foreign affiliate of approximately $299.0 million. It should be noted that changes in U.S. or foreign tax laws or rulings may have a significant impact on our effective tax rate.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays and incentive tax credits in various countries in which the Company does business were $7.8 million and $0.12 in 2013, $6.5 million and $0.10 in 2012 and $4.1 million and $0.06 in 2011, respectively. The tax holidays and incentive tax credits expire at various dates through 2026.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2013	2012
Deferred tax liabilities:
Basis difference in noncontrolling interest	$11.9	$11.4
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	21.0	23.3
Unremitted foreign earnings	107.8	—
Intangibles	3.4	3.6
Other	—	—
	$144.1	$38.3
Deferred tax assets:
Foreign net operating losses and tax credits	$195.7	$293.0
Post-retirement and other employee benefits	43.2	45.4
Intangibles	35.7	32.7
Inventory	0.8	0.6
Warranties	1.4	2.5
Other	16.5	11.6
	$293.3	$385.8

Valuation allowances	(10.1)	(272.0)

Net deferred tax assets	$139.1	$75.5

At December 31, 2013, the Company has $578.0 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $537.7 million of such NOLs have an unlimited life and the remainder is available for periods of up to 7 years. The NOLs primarily consist of NOLs inherited by WABCO upon separation from Trane and losses incurred in post-spin years. As of December 31, 2013, the Company has provided a valuation allowance of $10.1 million representing the value of the associated deferred tax asset with regard to $31.2 million of NOLs available for up to 6 years. As discussed above, the Company released $178.4 million of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. Management has also determined that it is more likely than not that it will not realize $10.1 million of its deferred tax assets in other foreign jurisdictions and has recorded a valuation allowance against such deferred tax assets as discussed above.

Unrecognized tax benefits at December 31, 2013 amounted to $45.3 million primarily related to the WABCO business which is classified as a long-term liability. There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 16. Interest related to unrecognized tax benefits recorded in the 2013, 2012 and 2011 consolidated statements of income were $0.3 million, $1.1 million and $0.8 million, respectively. Total accrued interest as of December 31, 2013, 2012 and 2011 was approximately $6.0 million, $5.7 million and $4.6 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Beginning balance, January 1	$41.9	$209.6	$208.3
Additions for tax positions related to current year	—	—	19.7
Additions for tax positions related to prior years	1.2	7.5	—
Reductions for tax positions related to prior years	—	(172.4)	(12.9)
Cash settlements	(2.0)	(1.5)	(10.6)
Expirations of statute of limitations	(2.0)	(2.6)	(5.2)
Foreign exchange	0.2	1.3	10.3
Ending balance, December 31	$39.3	$41.9	$209.6

In 2013, the reversal of $4.0 million during the year relates to the settlement of certain US state tax exposures and the expiration of statutes of limitations in certain foreign jurisdictions

In 2012, as a result of the settlement of a foreign tax audit, $342.3 million, at December 31, 2012 foreign exchange rates, of the EC fine tax deduction claimed in 2010 was accepted. Thus, the 2010 reserve for this uncertain tax position has been reversed and added $116.3 million to existing net operating losses in a foreign jurisdiction that had a full valuation allowance against the deferred tax asset for such NOLs. The remaining amount of $29.0 million was also removed from the tabular rollforward for unrecognized tax benefits as of December 31, 2012, due to the settlement. The reversal of $172.4 million during 2012 relates to the settlement of a foreign tax audit as described above, certain government filings submitted in January 2012, and the expiration of statutes of limitation.

In 2011, there was a reversal of $28.7 million related to the closure of foreign tax audits and the expiration of statutes of limitation. At December 31, 2013, 2012 and 2011, there were $39.3 million, $41.9 million and $209.6 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, India, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2007. However, the Company is currently under examination in the United States for tax years 2010 and 2011. In addition, the Company may realize a reduction of up to $2.1 million of unrecognized tax benefits to occur within 12 months as a result of settlements for certain tax exposures.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the United States due to operational, strategic and other needs to support the growth of the Company and as such, no deferred tax liability has been provided. However, the Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2013. In addition, as discussed above, due to the receipt in the fourth quarter of an exceptional refund including interest from the European Commission that increased earnings beyond these operational, strategic and other needs outside the United States, the Company recorded a tax provision for $300.0 million of its Belgian affiliate’s earnings for which the Company does not assert permanent reinvestment outside the United States. The Company estimates the amount of its permanently reinvested unremitted foreign earnings to be approximately $840 million as of December 31, 2013, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the United States.

NOTE 16.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 15, the liabilities as of December 31, 2013 included no material amounts related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of December 31, 2013, the Company had probable indemnification liabilities of $9.2 million, compared to $18.8 million as of December 31, 2012, which were classified within long-term liabilities on the balance sheet. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.
During 2013, approximately $8.8 million of indemnification liabilities were reversed in the consolidated statement of operations due to the settlement of foreign tax audits and the expiration of a statute of limitations.
Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the claims as of December 31, 2013 was $42.1 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and the likelihood of loss is not probable and thus no accrual is required at this time.

NOTE 17. Related Party Transactions
Investments in and Advances to Unconsolidated Joint Ventures
WABCO has three investments in affiliates that are accounted for under the equity method. The first of these investments is in Meritor WABCO. Meritor WABCO, in which WABCO has a 50% equity ownership, markets braking systems products and sells the majority of WABCO products in the United States. The second of these investments is in WABCO Automotive South Africa (WABCO SA). WABCO SA, in which WABCO has a 49% equity ownership, is a distributor of breaking systems products and sells WABCO products primarily in South Africa. The third investment is in WABCOWURTH Workshop Services GmbH (WABCOWURTH). WABCOWURTH, in which WABCO has a 50% equity ownership, supplies commercial vehicle workshops, fleet owners and operators and end users internationally with its multi-brand technology diagnostic system.
As of December 31, 2013, WABCO has net investments in and advances to Meritor WABCO of $15.0 million, WABCO SA of $4.0 million and WABCOWURTH of $0.9 million. WABCO received dividends from the joint ventures of $18.3 million, $15.2 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2013	2012	2011	2013	2012	2011
Meritor WABCO	$176.0	$180.7	$174.0	$—	$—	$0.2
WABCO SA	5.7	6.7	7.6	—	—	—
WABCOWURTH	0.2	0.2	0.2	0.3	0.2	—

(Amounts in millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2013	2012	2013	2012
Meritor WABCO	$28.3	$24.8	$—	$—
WABCO SA	1.1	2.1	—	—
WABCOWURTH	0.2	0.1	0.6	0.6

Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures as of December 31, 2013. The first of these joint ventures is in Japan with Sanwa-Seiki where Sanwa-Seiki distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

The second joint venture is in the United States with Cummins Engine Co. (Cummins), a manufacturing partnership formed to produce air compressors designed by WABCO. WABCO's ownership interest in the joint venture with Cummins is 70%.

The third joint venture is with Guangdong FUWA Heavy Industry Co., Ltd., (FUWA) to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world. WABCO's ownership interest in the joint venture with FUWA is 70%.

A fourth joint venture with Mingshui Automotive Fitting Factory (MAFF) to produce conventional mechanical products to the local market was ended in 2013 when the Company acquired the remaining shares in the joint venture. Prior to this acquisition, WABCO's ownership interest in the joint venture with MAFF was 70%. Sales to and purchases from MAFF were immaterial in the year ended December 31, 2013 and previous years. See Note 21 for further information.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2013	2012	2011	2013	2012	2011
Sanwa-Seiki	$—	$0.2	$0.2	$33.7	$42.9	$39.3
Cummins	72.9	75.8	68.5	—	—	—
FUWA	3.0	1.0	4.1	—	—	—

NOTE 18. Geographic Information
WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 12%, 11% and 12% of our sales in 2013, 2012 and 2011, respectively. Volvo accounted for 10%, 10% and 11% of our sales in 2013, 2012 and 2011, respectively. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO's performance and future net cash flow perspectives are best understood and assessed as such.

European sales for the years ended December 31, 2013, 2012 and 2011 accounted for 61%, 60% and 62% of total sales, respectively.  Asian sales for the years ended December 31, 2013, 2012 and 2011 accounted for 18%, 20% and 19% of total sales, respectively.  We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.
Geographic Data

	Year Ended December 31,
(Amounts in millions)	2013	2012	2011
Product Sales:
OEM	$2,043.5	$1,847.4	$2,150.4
Aftermarket	677.0	630.0	643.7
Sales-Geographic distribution (a):
United States	$296.2	$274.5	$246.2
Europe (countries below are included in this total)	1,666.3	1,496.7	1,737.5
Germany	731.3	657.6	759.0
France	99.5	89.0	111.9
Sweden	215.4	201.7	238.2
Other (countries below are included in this total)	758.0	706.2	810.4
Japan	100.5	116.1	104.6
China	192.6	152.3	162.1
Brazil	180.9	135.3	195.3
India	106.1	147.0	181.7
Total sales	$2,720.5	$2,477.4	$2,794.1

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2013	2012	2011
Long-lived Assets (b)
Geographic distribution:
United States	$20.2	$14.1	$11.9
Europe (countries below are included in this total)	655.7	607.8	576.2
Germany	323.7	303.2	295.6
Poland	110.8	93.7	79.5
Other (countries below are included in this total)	213.5	220.5	209.0
India	97.7	104.1	98.7
Total long-lived assets	$889.4	$842.4	$797.1

(b)	Amounts are presented on a net basis

NOTE 19. Derivative Instruments and Hedging Activities

ASC 815, "Derivatives and Hedging", requires a company to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as a relationship hedge. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2013 and 2012, respectively, forward contracts for an aggregate notional amount of €61.8 million ($85.3 million at December 31, 2013 exchange rates) and €43.4 million ($57.4 million at December 31, 2012 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The majority of these exchange contracts were entered into on December 30, 2013. The fair value of the derivatives was $0.1 million as of December 31, 2013 and immaterial as of December 31, 2012.

For the years ended December 31, 2013 and 2012, the Company recognized net losses on its derivative instruments of $2.2 million and net gains of $8.7 million, respectively, in "other non-operating expense, net" within the consolidated statement of operations.

NOTE 20. Business Combinations

On September 13, 2012, the Company completed its acquisition of Ephicas, based in the Netherlands, a pioneering company in the field of innovative aerodynamic solutions for commercial vehicles. The Company acquired all of the equity interests in Ephicas and also assumed certain liabilities. Leveraging Ephicas’ expertise and patented technologies, the Company is developing a range of aerodynamic products – branded OptiFlow™ – that are designed to increase vehicle efficiency and reduce fuel consumption for trucks, trailers and buses.
The acquisition was recorded in accordance with ASC 805 "Business Combinations". ASC 805 requires that all identifiable intangible assets be recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or is separable from the acquired entity. The fair value of the Ephicas business identified intangible assets was $2.1 million and goodwill was $3.6 million.

NOTE 21. Noncontrolling Interests

On August 30, 2013, WABCO acquired the remaining shares in SWAP, its Chinese joint venture, from MAFF for cash consideration of $4.6 million thus increasing its ownership from 70% to 100%. The table below shows the effect of the change in ownership interest on the Company's equity for the years ended December 31, 2013 and 2012 (amounts in millions):

	Year ended December 31,
	2013	2012
Net income attributable to Company	$653.2	$302.0
Transfers from the noncontrolling interest:
Increase in paid-in capital for acquisition of noncontrolling interest	1.1	—
Net transfers from noncontrolling interest	$1.1	$—
Change from net income attributable to Company and transfers from noncontrolling interest	$654.3	$302.0

NOTE 22. Subsequent Events

On February 12, 2014, WABCO Europe BVBA (WABCO Europe), a Belgian subsidiary of the Company, entered into a stock purchase agreement (the Agreement) with Creafund Transics Shares Stille Maatschap, Mr. Ludwig Lemenu, Mr. Walter Mastelinck, Cassel BVBA and Uniholding SA (collectively, the “Sellers”) by which WABCO Europe purchased all of the outstanding shares of Tavares NV (Tavares), a limited liability company incorporated under the laws of Belgium, from the Sellers for a purchase price of €111.1 million, which included the acquisition of €15.3 million of net cash held by Transics International, resulting in net consideration of €95.8 million.

Tavares holds 96.84% of the outstanding shares of Transics International NV (Transics), a limited liability company incorporated under the laws of Belgium currently listed on NYSE Euronext Brussels.  Transics develops and markets fleet management solutions to help commercial vehicle manufacturers and fleet operators to more efficiently and safely manage their trucks and trailers.  The suite of innovative solutions offered by Transics helps to improve fuel efficiency and productivity while lowering operating costs.  In connection with the acquisition of Tavares, WABCO Europe will make a mandatory public offer to acquire the remaining shares and warrants issued by Transics in accordance with applicable Belgian takeover rules.

NOTE 23. Quarterly Data (Unaudited)

	Year 2013
(Amounts in millions)	First	Second	Third	Fourth
Sales	$644.7	$678.2	$677.1	$720.5
Cost of sales	447.0	471.6	477.6	515.2
Gross profit	197.7	206.6	199.5	205.3
Income before income taxes	84.2	95.5	90.5	370.8
Income tax expense / (benefit)	8.2	9.7	8.0	(46.8)
Net income attributable to Company	$73.7	$83.2	$80.0	$416.3
Net income per common share
Basic	$1.17	$1.33	$1.28	$6.73
Diluted	$1.15	$1.31	$1.26	$6.65

	Year 2012
(Amounts in millions)	First	Second	Third	Fourth
Sales	$657.3	$635.2	$588.3	$596.5
Cost of sales	461.2	441.5	413.1	421.3
Gross profit	196.1	193.7	175.2	175.2
Income before income taxes	93.4	96.5	76.2	70.1
Income tax expense / (benefit)	1.4	17.6	(3.3)	8.0
Net income attributable to Company	$89.2	$75.6	$77.5	$59.7
Net income per common share
Basic	$1.38	$1.18	$1.22	$0.95
Diluted	$1.34	$1.15	$1.19	$0.93

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

The income tax benefit for 2013 includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and a tax provision on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC fine as further discussed in Note 15. Additionally, the Company recorded a tax benefit of $178.4 million for a release at the end of the year of a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. Management has also determined that it is more likely than not that it will not realize $10.1 million of its deferred tax assets in other foreign jurisdictions and has recorded a valuation allowance against such deferred tax assets.

The income tax benefit recorded in the third quarter of 2012 is the net result of the release of tax accruals for uncertain tax positions due to certain government filings submitted in January 2012, a tax benefit related to the Company's filing of its 2011 U.S. Federal Income Tax Return in September 2012, taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions and benefits from certain foreign tax planning.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Interim Chief Financial Officer in their evaluation of the Company's disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are (i) effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.
WABCO Holdings Inc.
February 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). WABCO Holdings Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2013 and our report dated February 13, 2014 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Piet Hemschoote, Partner
Brussels, Belgium
February 13, 2014

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
Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person Transactions and
Section 16 Reporting Compliance - Certain Relationships and Related Person Transactions,” and “Governance - Independence Standards for Board Service” and “Availability of Corporate Governance Materials” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters - Audit Committee's Pre-Approval Policies and Procedures” and “Audit and Non-Audit Fees” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

Description	Balance Beginning of Period	Adjustments to Amounts Provided in Prior Years	Deductions		Foreign Currency Translation Effects	Balance End of Period
2013:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$3,581	$1,346	$(66)	(A)	$138	$4,999
2012:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$3,425	$418	$(314)	(A)	$52	$3,581
2011:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	$7,706	$(424)	$(3,840)	(A)	$(17)	$3,425

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 13, 2014
Jacques Esculier	(Principal Executive Officer)

/s/ Jason Campbell	Interim Chief Financial Officer and Controller	February 13, 2014
Jason Campbell	(Principal Accounting Officer)

*	Director	February 13, 2014
Jean-Paul L. Montupet

*	Director	February 13, 2014
G. Peter D'Aloia

*	Director	February 13, 2014
John F. Fiedler

*	Director	February 13, 2014
Dr. Juergen Gromer

*	Director	February 13, 2014
Mary Petrovich

*	Director	February 13, 2014
Kenneth J. Martin

*	Director	February 13, 2014
Michael T. Smith

*	Director	February 13, 2014
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

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference)

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

10.6
WABCO Holdings Inc. Amended and Restated 2009 Omnibus Incentive Plan (previously filed as Exhibit C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 9, 2013 and herein incorporated by reference).

10.7
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

10.13
Form of Deferred Stock Unit Award Agreement for Directors (previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33332), filed on July 26, 2013 and herein incorporated by reference).

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

10.18
Amendment No. 4 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of November 30, 2012 (previously filed as Exhibit 10.18 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

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

10.32
Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jacques Esculier (previously filed as Exhibit 10.31 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.33
Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Nikhil Varty (previously filed as Exhibit 10.32 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.34
Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Kevin Tarrant (previously filed as Exhibit 10.33 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.35
Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Ulrich Michel (previously filed as Exhibit 10.34 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.36
Management Agreement, effective January 1, 2012 dated December 19, 2011, by and between the Company and Jean-Christophe Figueroa (previously filed as Exhibit 10.35 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.37
Letter from the Company to Nikhil Varty, dated November 12, 2012 (previously filed as Exhibit 10.36 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.37
First Amendment to Management Agreement, dated December 30, 2012 entered into by and between the Company and Nikhil Varty (previously filed as Exhibit 10.37 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.39
First Amendment to Management Agreement, dated December 30, 2012 entered into by and between the Company and Kevin Tarrant (previously filed as Exhibit 10.38 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.40
First Amendment to Offer Letter dated November 12, 2012 from the Company to Nikhil Varty (previously filed as Exhibit 10.39 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.41
Description of Agreement with Kevin Tarrant Relating to Equity Awards (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on April 25, 2013 and herein incorporated by reference).

10.42	Offer letter from the Company to Jason Campbell, dated March 11, 2013. *

10.43	International Assignment Letter from WABCO Expats Inc. to Jason Campbell, dated May 23, 2013. *

16.1	Letter from Ernst & Young LLP dated August 2, 2007 (previously filed as Exhibit 16.1 to the Company's 8-K (File No. 001-33332), filed on August 2, 2007 and herein incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, John F. Fiedler, Dr. Juergen Gromer, Kenneth J. Martin, Mary Petrovich, Michael T. Smith, Donald J. Stebbins and Jean-Paul L. Montupet).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at December 31, 2013 and 2012, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.+

+ Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings