Form 10-Q
period 2014-03-30
WABCO Holdings Inc.
filed 2014-04-25
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 23, 2014	60,734,404

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2014	2013
Sales	$729.5	$644.7
Cost of sales	511.6	447.0
Gross Profit	217.9	197.7
Costs and expenses:
Selling and administrative expenses	92.8	82.5
Product engineering expenses	36.3	30.3
Other operating expense, net	4.6	3.2
Operating income	84.2	81.7
Equity income of unconsolidated joint ventures, net	5.7	2.9
Other non-operating expense, net	(2.3)	(0.1)
Interest income/(expense), net	0.1	(0.3)
Income before income taxes	87.7	84.2
Income tax expense	15.8	8.2
Net income including noncontrolling interests	71.9	76.0
Less: net income attributable to noncontrolling interests	2.5	2.3
Net income attributable to Company	$69.4	$73.7
Net income attributable to Company per common share
Basic	$1.13	$1.17
Diluted	$1.12	$1.15
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	61,268,511	62,921,412
Diluted	61,988,737	64,071,002
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2014	2013
Net income including noncontrolling interests	$71.9	$76.0
Foreign currency translation losses	(0.2)	(11.6)
Unrealized gains on benefit plans, net	1.0	3.7
Unrealized gains on investments	0.1	—
Comprehensive income	72.8	68.1
Less: comprehensive income attributable to noncontrolling interests	3.9	2.6
Comprehensive income attributable to Company	$68.9	$65.5

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$341.9	$472.8
Short-term investments	55.1	55.2
Accounts receivable, less allowance for doubtful accounts of $4.8 in 2014 and $5.0 in 2013	420.7	346.2
Inventories:
Finished products	105.3	93.9
Products in process	9.4	7.2
Raw materials	105.4	106.1
Future income tax benefits	10.7	10.4
Restricted cash	26.4	34.6
Guaranteed notes receivable	62.3	51.4
Other current assets	78.9	56.8
Total current assets	1,216.1	1,234.6
Property, plant and equipment, less accumulated depreciation	422.8	422.5
Goodwill	461.4	381.2
Long-term future income tax benefits	244.6	248.9
Investments in unconsolidated joint ventures	19.9	19.9
Intangible assets, net	120.0	44.3
Other assets	43.4	41.4
TOTAL ASSETS	$2,528.2	$2,392.8
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$29.2	$40.1
Accounts payable	184.6	149.3
Accrued payroll	112.6	118.8
Current portion of warranties	30.4	29.8
Taxes payable	13.7	3.8
Accrued expenses	57.2	58.7
Other accrued liabilities	116.7	84.9
Total current liabilities	544.4	485.4
Long-term debt	117.0	47.0
Post-retirement benefits	436.2	438.6
Deferred tax liabilities	135.6	120.1
Long-term income tax liabilities	45.5	45.3
Other liabilities	63.3	59.0
Total liabilities	1,342.0	1,195.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 77,815,885 in 2014; 77,471,174 in 2013; and shares outstanding: 60,725,529 in 2014; 61,359,025 in 2013	0.8	0.8
Capital surplus	812.5	800.2
Treasury stock, at cost: 17,090,356 shares in 2014; 16,112,149 shares in 2013	(996.9)	(896.6)
Retained earnings	1,441.2	1,371.8
Accumulated other comprehensive income:
Foreign currency translation adjustments	(15.9)	(14.4)
Unrealized losses on benefit plans, net of tax	(108.0)	(109.0)
Unrealized gains on investment, net of tax	0.1	—
Total shareholders’ equity	1,133.8	1,152.8
Noncontrolling interests	52.4	44.6
Total equity	1,186.2	1,197.4
TOTAL LIABILITIES AND EQUITY	$2,528.2	$2,392.8

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(Amounts in millions)
Operating activities:
Net income including noncontrolling interests	$71.9	$76.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.4	18.3
Amortization of intangibles	3.0	3.0
Equity in (losses)/earnings of unconsolidated joint ventures, net of dividends received	(0.6)	0.7
Non-cash stock compensation	3.4	3.2
Deferred income tax benefit/(expense)	0.9	(1.0)
Loss on sale or disposal of property, plant and equipment	0.2	—
Changes in assets and liabilities:
Accounts receivable, net	(60.2)	(53.2)
Inventories	(10.4)	(14.8)
Accounts payable	26.1	45.1
Other accrued liabilities and taxes	8.0	(3.8)
Other current and long-term assets	(18.7)	(8.2)
Other long-term liabilities	0.9	(1.3)
Net cash provided by operating activities	45.9	64.0
Investing activities:
Purchases of property, plant and equipment	(19.5)	(15.5)
Investments in capitalized software	(3.7)	(4.9)
Acquisitions, net	(124.6)	—
Net cash used in investing activities	(147.8)	(20.4)
Financing activities:
Net borrowings/(repayments) of revolving credit facilities	70.0	(13.1)
Net (repayments)/borrowings of short-term debt	(13.7)	2.3
Purchases of treasury stock	(92.0)	(43.8)
Dividends to noncontrolling interest holders	(1.1)	(1.3)
Proceeds from exercise of stock options	10.3	15.7
Net cash used in financing activities	(26.5)	(40.2)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(2.7)
Net (decrease)/increase in cash and cash equivalents	(130.9)	0.7
Cash and cash equivalents at beginning of period	472.8	175.0
Cash and cash equivalents at end of period	$341.9	$175.7
Cash paid during the period for:
Interest	$0.1	$0.1
Income taxes	$7.0	$13.3
Non cash items for the period:
Treasury stock purchase accrual	$8.3	$10.6
Unrealized gain on investments	$0.1	$—
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K.
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2014.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update 2013-11 (ASU 2013-11) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We adopted the provisions of ASU 2013-11 as of March 31, 2014, which did not affect the Company's condensed consolidated financial statements.

NOTE 3.	Comprehensive Income

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Amount in millions)	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	(5.5)	(9.5)
Adjustment for the period	(1.6)	(13.0)
Balance at end of period	(7.1)	(22.5)

Losses on intra-entity transactions (1):
Balance at beginning of period	(8.9)	(5.9)
Adjustment for the period	0.1	1.1
Balance at end of period	(8.8)	(4.8)

Unrealized gains on investments:
Balance at beginning of period	—	—
Other comprehensive income before reclassifications	0.1	—
Balance at end of period	0.1	—

Pension and Post-retirement Plans:
Balance at beginning of period	(109.0)	(107.2)
Other comprehensive income before reclassifications	2.0	4.8
Amounts reclassified to earnings, net (2)	(1.0)	(1.1)
Balance at end of period	$(108.0)	$(103.5)

Accumulated other comprehensive loss at end of period	$(123.8)	$(130.8)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) This accumulated other comprehensive income component, net of taxes of $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, is included in the computation of net periodic pension cost. See Note 13 for additional details.

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
During the three months ended March 31, 2014, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2014 was €174.3 million ($238.9 million at average exchange rates for the three months ended March 31, 2014). The amount of eligible receivables sold and outstanding as of March 31, 2014 amounted to €67.1 million ($92.3 million at March 31, 2014 exchange rates). As a result of the sale, accounts receivable decreased by $92.3 million and cash and cash equivalents increased by $57.7 million. The remaining amount of proceeds of $34.6 million is a subordinated deposit with Société Générale Bank Nederland N.V. as of March 31, 2014.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at March 31, 2014 were both immaterial. Servicing fees paid for the program were $0.2 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013 respectively.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $29.6 million of additional cash as of March 31, 2014. Of these cash receipts, $21.4 million is classified on the consolidated balance sheet as loans payable to bank and $8.2 million reduced the subordinated deposit which is classified as restricted cash on the consolidated balance sheet as of March 31, 2014, to $26.4 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €17.9 million ($24.7 million at March 31, 2014 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. To date, we have not utilized this program which expired on April 14, 2014.
Other receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2014 and 2013 were $12.0 million and $7.3 million, respectively. There were no expenses for the three months ended March 31, 2014 and March 31, 2013. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $62.3 million and $51.4 million as of March 31, 2014 and December 31, 2013, respectively.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of March 31, 2014 or December 31, 2013.

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
Anti-dilutive shares, if applicable, are excluded and represent those options and RSUs whose assumed proceeds were greater than the average price of the Company’s common stock.

	Three Months Ended March 31,
	2014	2013
Weighted average incremental shares included	720,226	1,149,590
Shares excluded due to anti-dilutive effect	26,310	249,169

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the three month period ended March 31, 2014.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
Shares issued upon exercise of stock options	272,404	—	272,404
Shares issued upon vesting of RSUs	72,307	—	72,307
Shares purchased for treasury	—	(978,207)	(978,207)
Balance, March 31, 2014	77,815,885	(17,090,356)	60,725,529
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2014, no shares have been reissued.

On May 26, 2011, the Board of Directors approved the repurchase of shares in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program for $400 million of common shares. An additional repurchase program for $200 million of common shares was further authorized on October 29, 2013. Both of these authorizations expire on December 31, 2014.

As of March 31, 2014, the Company had repurchased a total of $720.6 million of shares under these three repurchase programs, leaving an unexpended balance of $279.4 million available to repurchase shares in the future. Subsequent to March 31, 2014, the Company repurchased an additional 57,630 shares for a total of $6.0 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with performance stock units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative earnings per share goals. The Company assesses the expected achievement levels at the end of each reporting period. As of March 31, 2014, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.
Total stock-based compensation cost recognized during the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2014	2013
Stock-based compensation	$3.4	$3.2
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	70,049	$99.37	107,174	$67.89
PSUs Granted	65,508	$103.41	94,364	$68.10
Stock Awards Granted	800	$96.37	—	$—
Total Awards	136,357		201,538
In the first three months of 2014, a total of 70,049 RSUs were granted of which 67,120 vest in equal annual installments over a period of three years. The remaining 2,929 RSUs granted during this period vest after three years. In the first three months of 2013, a total of 107,174 RSUs were granted of which 100,220 vest in equal annual installments over a period of three years. Of the remaining 6,954 RSUs granted, 2,591 vest after two years and 4,363 vest after three years.
A total of 65,508 and 94,364 PSUs were granted during the first three months of 2014 and 2013, respectively. The vesting of these PSUs would occur, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals.
The Company also granted 800 stock awards in the first three months of 2014. No stock awards were granted in the first three months of 2013.

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
As of March 31, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of March 31, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2014. As of March 31, 2014, the carrying amount of this facility approximated fair value based upon Level 2 inputs.
The balance outstanding on this Facility as of March 31, 2014 was $117.0 million in addition to $1.2 million of letters of credit. The balance outstanding is classified as long-term debt as the Company does not intend to repay the balance within the next 12 months. Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin, which can vary from 0.80% to 1.55% based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.
A large portion of the proceeds of the borrowings under the Facility funds our share repurchase program. However, the proceeds will also be available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.
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
As of March 31, 2014 the Company had the ability to borrow an incremental $281.8 million under the Facility and was in compliance with all covenants. Various subsidiaries also had borrowings from banks totaling $29.2 million of which $21.4 million related to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $7.8 million supports local working capital requirements.

NOTE 9.	Warranties, Guarantees, Commitments and Contingencies
Warranties
Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which they were sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available.

The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Amount in millions)	2014	2013
Balance of warranty costs accrued, beginning of period	$51.6	$55.2
Warranty costs accrued	7.2	4.9
Warranty claims settled	(6.4)	(7.6)
Foreign exchange translation effects	(0.2)	(1.3)
Balance of warranty costs accrued, end of period	$52.2	$51.2
Current liability, included in current portion of warranties	$30.4	$30.7
Long-term liability, included in other liabilities	$21.8	$20.5
Guarantees and Commitments
The Company has bank guarantees for $54.2 million which is comprised of uncollateralized bank guarantees, of which $48.6 million is related to tax and other litigation, $1.2 million is related to letters of credit and $4.4 million is related to other items.
The Company has inventory and receivables that are pledged against a local bank facility in India to support local working capital requirements of $7.5 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €17.9 million ($24.7 million at March 31, 2014 exchange rates).
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
In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $9.7 million as of March 31, 2014. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the three months ended March 31, 2014 was $15.8 million on pretax income of $87.7 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on earnings in profitable jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.
Unrecognized tax benefits at March 31, 2014 amounted to $45.5 million predominantly related to the WABCO business, which is classified as a long-term liability. There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 11. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10, the liabilities as of March 31, 2014 included no material amounts related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of March 31, 2014, the Company had indemnification liabilities of $9.7 million which are classified within long-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2014 is $46.7 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the three month period ended March 31, 2014. Activity for the period consisted primarily of termination payments and employee-related charges.

(Amounts in millions)
2008 / 2009 Program
Balance as of December 31, 2013	$5.9
Charges during the first three months of 2014	—
Payments during the first three months of 2014	(0.7)
Balance as of March 31, 2014	$5.2
Other Programs
Balance as of December 31, 2013	$19.0
Charges during the first three months of 2014	3.7
Payments during the first three months of 2014	(3.0)
Balance as of March 31, 2014	$19.7
Foreign exchange translation effects	$1.0
Total streamlining liability as of March 31, 2014	$25.9

A balance of $13.5 million is classified as long term and is included in other liabilities. The remaining $12.4 million is classified as short term and is included in other accrued liabilities as of March 31, 2014.
The following is a summary of current and cumulative streamlining costs:

	Charges for three months Ended March 31, 2014		Cumulative Charges as of March 31, 2014
(Amounts in millions)	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$3.1	$45.7	$19.7
Employee-related charges – selling and administrative	—	0.6	45.8	20.6
Asset write-offs	—	—	—	1.8
Total program costs	$—	$3.7	$91.5	$42.1

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2014	2013	2013
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$3.3	$—	$3.2	$—
Interest cost on the projected benefit obligation	5.3	0.2	5.1	0.1
Less: assumed return on plan assets	(2.0)	—	(2.3)	—
Amortization of net loss	1.3	0.1	1.6	0.1
Defined benefit plan cost	$7.9	$0.3	$7.6	$0.2

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2014, as well as payments of benefits incurred by unfunded plans were in line with the expectations for 2014 and also in line with the contributions made during 2013.
Defined benefit plan cost is included in selling and administrative expenses and cost of sales on the condensed consolidated statements of operations.

NOTE 14.	Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging, requires a company to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as a relationship hedge. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company recognizes all derivative financial instruments on the condensed consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the condensed consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market.

The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2014, forward contracts for an aggregate notional amount of €62.0 million ($85.3 million at March 31, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the three months ended March 31, 2014 was $0.2 million. The majority of these exchange contracts were entered into on March 28, 2014. The fair value of the derivatives was $0.1 million at March 31, 2014.

NOTE 15.	Business Combinations

On February 12, 2014, WABCO Europe BVBA (“WABCO Europe”), a Belgian subsidiary of the Company, entered into a stock purchase agreement (the “Agreement”) to purchase all of the outstanding shares of Tavares NV (“Tavares”), a limited liability company incorporated under the laws of Belgium, for a cash purchase price of €111.1 million ($151.0 million based on exchange rates on the acquisition date). This included the acquisition of €15.3 million of net cash held by Transics International, resulting in net consideration of €95.8 million ($130.2 million based on exchange rates on the acquisition date).

Tavares holds 96.84% of the outstanding shares of Transics International NV (“Transics”), a limited liability company incorporated under the laws of Belgium currently listed on NYSE Euronext Brussels. Transics develops and markets fleet management solutions to help commercial vehicle manufacturers and fleet operators to more efficiently and safely manage their trucks and trailers. The suite of innovative solutions offered by Transics helps to improve fuel efficiency and productivity while lowering operating costs.

On April 10, 2014, in connection with the acquisition of Tavares, WABCO Europe launched a mandatory public takeover bid on all remaining shares and warrants issued by Transics in accordance with applicable Belgian takeover rules. Immediately following the initial acceptance period of the public bid, WABCO Europe intends to launch a squeeze-out procedure that will close on May 16, 2014 and will result in WABCO Europe directly and indirectly owning all shares and warrants in Transics.

The allocation of the total purchase price to the assets and liabilities assumed as of the acquisition date is provisional as of March 31, 2014, pending receipt of a final valuation of the intangible assets primarily. The following table summarizes the preliminary allocation of the total purchase price:

(Amounts in millions)
Cash and cash equivalents	$25.3
Trade receivables	$14.4
Trade payables	$(8.8)
Debt	$(4.5)
Deferred tax liabilities	$(19.2)
Property, plant and equipment	$2.4
Intangible assets	74.9
Other assets purchased and liabilities assumed, net	(7.8)
Identifiable net assets acquired	$76.7
Goodwill	79.2
Noncontrolling interest	(4.9)
Total purchase price allocation	$151.0

The intangible assets include amounts recognized for the fair value of trade name and customer-based and technology-related assets. The fair values of the intangible assets and noncontrolling interest were determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 14 years, the majority of which is not deductible for tax purposes. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and are recorded within other non-operating expense.

The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the first quarter of 2014, the production of new trucks and buses greater than six tons increased approximately 6% year over year with higher growth from vehicles with lower content per vehicle. WABCO’s sales in the same period increased by 13.2% on a reported basis and 12.7% excluding foreign currency translation effects, compared to one year ago.

WABCO's global aftermarket sales increased by 8.7% (8.0% excluding foreign currency translation effects) in the first quarter of 2014. This result includes the benefits from the recently acquired Transics business, offset by a one-time Air Disc Brake field campaign which ended last year. This performance, despite the impact of the mild winter in Europe, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

During the first quarter of 2014, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $21.4 million of materials and conversion productivity, a continued solid performance for WABCO. Gross materials productivity represented 5.8% of total materials cost, while the impact of commodity inflation reduced net materials productivity to 5.6%. Conversion productivity represented 6.3%, another robust result.
Results of Operations
Approximately 88% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2014 compared with 2013 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

First Quarter Results of Operations for 2014 Compared with 2013

	Three Months Ended March 31,
				Excluding foreign exchange translation (a)
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$729.5	$644.7	13.2%	$726.3	12.7%
Cost of sales	511.6	447.0	14.5%	511.2	14.4%
Gross profit	217.9	197.7	10.2%	215.1	8.8%
Operating expenses	133.7	116.0	15.3%	131.0	12.9%
Operating income	84.2	81.7	3.1%	84.1	2.9%
Equity income of unconsolidated joint ventures	5.7	2.9	96.6%	5.7	96.6%
Other non-operating expense, net	(2.3)	(0.1)	*	(2.1)	*
Interest income/(expense), net	0.1	(0.3)	(133.3)%	0.1	(133.3)%
Income before income taxes	87.7	84.2	4.2%	87.8	4.3%
Income tax expense	15.8	8.2	92.7%	16.5	101.2%
Net income including noncontrolling interests	71.9	76.0	(5.4)%	71.3	(6.2)%
Less: net income attributable to noncontrolling interests	2.5	2.3	8.7%	2.6	13.0%
Net income attributable to Company	$69.4	$73.7	(5.8)%	$68.7	(6.8)%
* Percentage change not meaningful
* Percentage change not meaningful

(a)	The 2014 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending March 31, 2013.
Sales
Our sales for the first quarter of 2014 were $729.5 million, an increase of 13.2% (12.7% excluding foreign currency translation effects) from $644.7 million in 2013. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle, growth in our aftermarket sales and an improvement in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, increased approximately 7.9% (4.0% excluding foreign currency translation effects) for the first quarter of 2014, driven mainly by increased WABCO content per vehicle. Total sales increased 46.9% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia increased 17.7% (22.5% excluding foreign currency translation effects) driven primarily by increases in most of the region including Japan of 13.8% (26.4% excluding foreign currency translation effects), China of 37.7% (35.0% excluding foreign currency translation effects) and Korea of 12.5% (10.6% excluding foreign currency translation effects). These increases were partially offset by lower sales in India of 6.3% (6.7% excluding foreign currency translation effects). Total sales in South America increased 0.5% (17.9% excluding foreign currency translation effects), driven by increased WABCO content per vehicle, despite a dip in the production of new trucks and buses in Brazil. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 8.7% (8.0% excluding foreign currency translation effects). This increase, which includes the benefits from the recently acquired Transics business, also demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the first quarter of 2014 was $511.6 million, an increase of $64.6 million ($64.2 million excluding foreign currency translation effects) from $447.0 million in 2013. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.8% of material savings, before the 0.2% negative impact of commodity inflation, bringing net materials productivity to 5.6% for the quarter. This productivity achievement resulted in $14.5 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor and other cost escalations increased conversion costs by approximately $3.5 million, while our productivity efforts generated $6.9 million of savings, or 6.3% of the conversion costs. Warranty expenses excluding volume effects were higher compared to the first quarter of 2013 by $1.5 million, driven by overall higher sales levels. Absorption of overhead and other costs were unfavorable by $0.1 million versus prior year. Volume and mix increased cost of sales by $73.1 million, but contributed $16.6 million to the improvement of gross profit. Sales price reductions had a negative impact of $9.1 million on gross profit, or 1.2% of sales. Streamlining expenses reduced cost of sales by $0.1 million. Foreign currency translation effects increased cost of sales by $0.4 million but combined with translation effects on sales they improved gross profit by $2.8 million. Foreign currency transaction impacts increased cost of sales by $7.5 million and negatively affected gross profit in the amount of $6.5 million. The net result of all these changes was an increase in gross profit of $20.2 million ($17.4 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $17.7 million ($15.0 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $3.7 million, in labor inflation and other people-related costs of $6.0 million, amortization of acquired intangibles in Transics of $1.1 million, other Transics operating costs of $5.2 million, and an increase in other operating expenses of $0.4 million. These increases were partially offset by reductions in streamlining and separation expenses of $1.4 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $2.8 million to $5.7 million in 2014 as compared to $2.9 million in 2013, primarily driven by higher income from our North American joint venture.
Other Non-Operating Expense, net
Non-operating expense was $2.3 million for the first quarter of 2014 compared to $0.1 million for the first quarter of 2013 primarily due to expenses incurred for the acquisition of Tavares as well as an accrual for tax indemnification liabilities.
Income Taxes
The income tax expense for the first quarter of 2014 was $15.8 million on pre-tax income of $87.7 million before adjusting for noncontrolling interest, compared with $8.2 million on pre-tax income of $84.2 million before adjusting for noncontrolling interest in the first quarter of 2013.
In the three months ended March 31, 2014 and March 31, 2013 the income tax provision was primarily the net result of taxes on earnings in profitable jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning.
As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Three Months Ended March 31, 2014
Net cash provided by operating activities was $45.9 million for the first three months of 2014. This compared with net cash provided by operating activities of $64.0 million for the first three months of 2013.
The Company recorded net income of $71.9 million for the first three months of 2014 compared with net income of $76.0 million for the first three months of 2013. Net income attributable to the Company for the first three months of 2014 included noncash elements such as depreciation and amortization of $24.4 million. Our working capital increased $44.5 million for the three months ended March 31, 2014, compared to an increase of $22.9 million for the three months ended March 31,

2013, due primarily to a higher level of accounts receivables and to a lesser extent inventory resulting from increased business, partially offset by a higher level of accounts payable.
Other accrued liabilities and taxes increased $8.0 million for the first three months of 2014 compared to a decrease of $3.8 million for the first three months of 2013. The major drivers of this increase were accruals for payroll and tax related items, partially offset by payments made on our annual incentive compensation. Other current and long-term assets for the first three months of 2014 increased $18.7 million compared to $8.2 million for the first three months of 2013. The main increases were in notes receivable from our Chinese operations as well as tax related items, partially offset by decreased restricted cash related to our Accounts Receivable Securitization Program. Other long-term liabilities for the first three months of 2014 increased $0.9 million compared to a decrease of $1.3 million for the first three months of 2013, and the main driver of this change was the accrual for tax indemnification liabilities related to a foreign tax audit.
The net cash used in investing activities amounted to $147.8 million in the first three months of 2014 compared to net cash used in investing activities of $20.4 million in the first three months of 2013. This included $124.6 million paid during 2014 related to the acquisition of Tavares as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements. The net cash usage for 2014 also includes capital expenditures of $10.3 million of investments in tooling, $9.2 million in plant and equipment and $3.7 million in software to support the Company's long-term growth strategies. This compared with $9.9 million of investments in tooling, $5.6 million in plant and equipment and $4.9 million in software during the first three months of 2013.
The net cash used by financing activities during the first three months of 2014 amounted to $26.5 million compared to net cash used by financing activities of $40.2 million during the first three months of 2013.
Our total third party debt was $146.2 million as of March 31, 2014 compared to $63.6 million as of March 31, 2013. The increase during the first three months of 2014 was primarily driven by additional borrowings on the revolving credit facility, a large portion of which funds our share repurchase program.
We received $10.3 million of stock option proceeds during 2014 compared with $15.7 million in 2013. The number of stock options exercised in the first three months of 2014 and 2013 was 272,404 and 687,026, respectively.

During the first three months of 2014, the Company repurchased shares for a total amount of $100.3 million of which $8.3 million was not settled until after March 31, 2014. As of March 31, 2014, the Company had repurchased shares for a total amount of $720.6 million under the authorized repurchase programs as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, and had the authority to make an additional $279.4 million of share repurchases.
Credit Facility

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the Facility) with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers. On August 23, 2013 the Company entered into an amendment agreement which extended the expiry of the Facility from September 1, 2016 to September 1, 2018. No other material terms were amended.

As of March 31, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $48.8 million was unused as of March 31, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of March 31, 2014. The outstanding balance on the Facility as of March 31, 2014 was $117.0 million and the balance of letters of credit issued was $1.2 million.

A large portion of the proceeds of the borrowings under the Facility funds our share repurchase program. However, the proceeds will also be available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. At March 31, 2014 the Company had the ability to borrow an incremental $281.8 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $29.2 million, of which $21.4 million relates to our Accounts Receivable Securitization Program referred to in Note 4 of Notes to Condensed Consolidated Financial Statements. The remaining $7.8 million supports local working capital requirements.
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
During the three months ended March 31, 2014, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the three months ended March 31, 2014 was €174.3 million ($238.9 million at average exchange rates for the three months ended March 31, 2014). The amount of eligible receivables sold and outstanding at March 31, 2014 amounted to €67.1 million ($92.3 million at March 31, 2014 exchange rates). As a result of the sale, accounts receivable decreased by $92.3 million and cash and cash equivalents increased by $57.7 million. The remaining amount of proceeds of $34.6 million is a subordinated deposit with Société Générale Bank Nederland N.V. at March 31, 2014.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at March 31, 2014 were both immaterial. Servicing fees for the program were $0.2 million for the three months ended March 31, 2014.
Factoring Program
On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. We have not utilized this program, which expired in on April 14, 2014.
Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the consolidated balance sheet. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2014, forward contracts for an aggregate notional amount of €62.0 million ($85.3 million at March 31, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.2 million for the three months ended March 31, 2014. The majority of these exchange contracts were entered into on March 28, 2014. The fair value of the derivatives was $0.1 million as of March 31, 2014.
Off-Balance Sheet Arrangements
Please see the disclosure above in “Accounts Receivable Securitization Program.”
Aggregate Contractual Obligations
The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2013 disclosed in the Annual Report on Form 10-K. There have been no other material changes to those obligations since December 31, 2013.
Information Concerning Forward Looking Statements
Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “strategies”, “prospects”, “intends”, “projects”, “estimates”, “continues”, “evaluates”, “forecasts”, “seeks”, “plans”, “goals”, “potential”, “may increase”, “may fluctuate” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management’s expectations, including:

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities, including those associated with litigation matters and government investigations;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our products or those of our competitors, and other competitive pressures on pricing and sales;

•	our ability to receive components and parts from our suppliers or to obtain them at reasonable price levels due to fluctuations in the costs of the underlying raw materials;

•	out ability to access credit markets or capital markets on a favorable basis or at all;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions or to realize benefits from completed acquisitions;

•	our inability to implement our growth plan;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	labor relations; and

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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosure on this matter for the year ended December 31, 2013 made in the Company’s Annual Report on Form 10-K.

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
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved three programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first three months of 2014 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2013	10,155,343	$61.08	10,155,343	$379,722,420

January 1 - January 31	93,164	$91.12	93,164	$371,233,509
February 1 - February 28	33,272	$99.14	33,272	$367,934,862
March 1 - March 31	851,771	$103.86	851,771	$279,469,217
Total first quarter	978,207	$102.49	978,207	$279,469,217

Total through March 31, 2014	11,133,550	$64.72	11,133,550	$279,469,217

(a) Relates to the share repurchase programs approved in May 2011, October 2012 and October 2013 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

WABCO HOLDINGS INC.

/S/ JASON CAMPBELL
Jason Campbell
Interim Chief Financial Officer and Controller
(Principal Accounting Officer)
April 25, 2014

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated as of February 12, 2014, by and among Creafund Transics Shares Stille Maatschap, Ludwig Lemenu, Walter Mastelinck, Cassel BVBA, Uniholding SA and WABCO Europe BVBA.
10.2	Offer letter from the Company to Prashanth Mahendra-Rajah, dated March 20, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on April 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.