Form 10-Q
period 2014-06-30
WABCO Holdings Inc.
filed 2014-07-25
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 23, 2014	59,794,308

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2014	2013	2014	2013
Sales	$735.0	$678.2	$1,464.5	$1,322.9
Cost of sales	505.3	471.6	1,017.0	918.6
Gross Profit	229.7	206.6	447.5	404.3
Costs and expenses:
Selling and administrative expenses	96.2	89.2	189.1	171.7
Product engineering expenses	41.1	29.5	77.4	59.8
Other operating expense, net	2.0	1.5	6.4	4.6
Operating income	90.4	86.4	174.6	168.2
Equity income of unconsolidated joint ventures, net	5.8	5.3	11.5	8.2
Other non-operating (expense)/income, net	(0.5)	4.0	(2.8)	3.7
Interest income/(expense), net	0.1	(0.2)	0.2	(0.5)
Income before income taxes	95.8	95.5	183.5	179.6
Income tax expense	17.9	9.7	33.7	17.8
Net income including noncontrolling interests	77.9	85.8	149.8	161.8
Less: net income attributable to noncontrolling interests	2.9	2.6	5.4	4.9
Net income attributable to Company	$75.0	$83.2	$144.4	$156.9
Net income attributable to Company per common share
Basic	$1.24	$1.33	$2.37	$2.50
Diluted	$1.23	$1.31	$2.35	$2.46
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	60,410,581	62,673,044	60,837,176	62,795,504
Diluted	61,041,885	63,500,403	61,516,769	63,790,312
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2014	2013	2014	2013
Net income including noncontrolling interests	$77.9	$85.8	$149.8	$161.8
Foreign currency translation losses	(2.8)	(21.6)	(3.0)	(33.2)
Unrealized gains/(losses) on benefit plans, net	0.7	(0.3)	1.7	3.3
Unrealized gains on investments	0.1	—	0.2	—
Comprehensive income	75.9	63.9	148.7	131.9
Less: comprehensive income/(loss) attributable to noncontrolling interests	2.8	(1.6)	6.7	1.0
Comprehensive income attributable to Company	$73.1	$65.5	$142.0	$130.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$400.8	$472.8
Short-term investments	54.8	55.2
Accounts receivable, less allowance for doubtful accounts of $4.5 in 2014 and $5.0 in 2013	400.9	346.2
Inventories:
Finished products	107.5	93.9
Products in process	8.9	7.2
Raw materials	106.3	106.1
Future income tax benefits	14.5	10.4
Restricted cash	30.8	34.6
Guaranteed notes receivable	61.9	51.4
Other current assets	66.1	56.8
Total current assets	1,252.5	1,234.6
Property, plant and equipment, less accumulated depreciation	428.7	422.5
Goodwill	469.8	381.2
Long-term future income tax benefits	242.2	248.9
Investments in unconsolidated joint ventures	20.3	19.9
Intangible assets, net	93.3	44.3
Other assets	41.9	41.4
TOTAL ASSETS	$2,548.7	$2,392.8
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$26.5	$40.1
Accounts payable	177.4	149.3
Accrued payroll	114.6	118.8
Current portion of warranties	30.4	29.8
Taxes payable	16.6	3.8
Accrued expenses	52.5	58.7
Other accrued liabilities	100.0	84.9
Total current liabilities	518.0	485.4
Long-term debt	200.4	47.0
Post-retirement benefits	431.9	438.6
Deferred tax liabilities	133.2	120.1
Long-term income tax liabilities	47.2	45.3
Other liabilities	58.9	59.0
Total liabilities	1,389.6	1,195.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 77,860,236 in 2014; 77,471,174 in 2013; and shares outstanding: 59,835,541 in 2014; 61,359,025 in 2013	0.8	0.8
Capital surplus	816.2	800.2
Treasury stock, at cost: 18,024,695 shares in 2014; 16,112,149 shares in 2013	(1,097.1)	(896.6)
Retained earnings	1,516.2	1,371.8
Accumulated other comprehensive income:
Foreign currency translation adjustments	(18.7)	(14.4)
Unrealized losses on benefit plans, net of tax	(107.3)	(109.0)
Unrealized gains on investment, net of tax	0.2	—
Total shareholders’ equity	1,110.3	1,152.8
Noncontrolling interests	48.8	44.6
Total equity	1,159.1	1,197.4
TOTAL LIABILITIES AND EQUITY	$2,548.7	$2,392.8

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
(Amounts in millions)
Operating activities:
Net income including noncontrolling interests	$149.8	$161.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.8	37.2
Amortization of intangibles	8.9	6.0
Equity in (losses)/earnings of unconsolidated joint ventures, net of dividends received	(1.0)	0.1
Non-cash stock compensation	7.6	6.6
Deferred income tax expense	(0.6)	(0.1)
Loss on sale or disposal of property, plant and equipment	0.2	0.1
Changes in assets and liabilities:
Accounts receivable, net	(38.5)	(54.7)
Inventories	(12.8)	(21.7)
Accounts payable	22.5	48.4
Other accrued liabilities and taxes	(2.5)	2.1
Other current and long-term assets	(16.5)	(26.0)
Other long-term liabilities	4.8	(3.7)
Net cash provided by operating activities	162.7	156.1
Investing activities:
Purchases of property, plant and equipment	(44.0)	(33.8)
Investments in capitalized software	(7.1)	(7.2)
Acquisitions, net	(125.9)	—
Net cash used in investing activities	(177.0)	(41.0)
Financing activities:
Net borrowings/(repayments) of revolving credit facilities	152.0	(45.8)
Net repayments of debt	(14.8)	(5.9)
Purchases of treasury stock	(194.4)	(100.7)
Dividends to noncontrolling interest holders	(2.5)	(2.7)
Purchase of subsidiary shares from noncontrolling interest	(5.7)	—
Proceeds from exercise of stock options	11.2	35.7
Net cash used in financing activities	(54.2)	(119.4)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(4.3)
Net decrease in cash and cash equivalents	(72.0)	(8.6)
Cash and cash equivalents at beginning of period	472.8	175.0
Cash and cash equivalents at end of period	$400.8	$166.4
Cash paid during the period for:
Interest	$0.6	$0.2
Income taxes	$19.3	$24.3
Non cash items for the period:
Treasury stock purchase accrual	$6.1	$3.8
Unrealized gain on investments	$0.2	$—
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation
WABCO Holdings Inc. and its subsidiaries (collectively WABCO or the Company) develops, manufactures and sells advanced braking, stability, suspension and transmission control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy and medium-sized trucks, trailers and buses. WABCO sells its products to four groups of customers around the world: truck and bus original equipment manufacturers (OEMs), trailer OEMs, aftermarket distributors of replacement parts and services and automotive OEMs.
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2014.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company adopted the provisions of ASU 2013-11 as of March 31, 2014, which did not affect the Company's condensed consolidated financial statements.

NOTE 3.	Comprehensive Income

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2014	2013	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	(7.1)	(22.5)	(5.5)	(9.5)
Adjustment for the period	(3.4)	(14.9)	(5.0)	(27.9)
Balance at end of period	(10.5)	(37.4)	(10.5)	(37.4)

Losses on intra-entity transactions (1):
Balance at beginning of period	(8.8)	(4.8)	(8.9)	(5.9)
Adjustment for the period	0.6	(2.5)	0.7	(1.4)
Balance at end of period	(8.2)	(7.3)	(8.2)	(7.3)

Unrealized gains on investments:
Balance at beginning of period	0.1	—	—	—
Adjustment for the period	0.1	—	0.2	—
Balance at end of period	0.2	—	0.2	—

Pension and Post-retirement Plans:
Balance at beginning of period	(108.0)	(103.5)	(109.0)	(107.2)
Other comprehensive income before reclassifications	(0.3)	(1.5)	(0.3)	1.1
Amounts reclassified to earnings, net (2)	1.0	1.1	2.0	2.2
Balance at end of period	$(107.3)	$(103.9)	$(107.3)	$(103.9)

Accumulated other comprehensive loss at end of period	$(125.8)	$(148.6)	$(125.8)	$(148.6)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) This accumulated other comprehensive income component, net of taxes of $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013, and $0.8 million and $0.9 million for the six months ended June 30, 2014 and 2013, is included in the computation of net periodic pension cost. See Note 13 for additional details.

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
During the six months ended June 30, 2014, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2014 was €367.2 million ($499.3 million at average exchange rates for the six months ended June 30, 2014). The amount of eligible receivables sold and outstanding as of June 30, 2014 amounted to €72.4 million ($98.8 million at June 30, 2014 exchange rates). As a result of the sale, accounts receivable decreased by $98.8 million and cash and cash equivalents increased by $58.5 million. The remaining amount of proceeds of $40.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. as of June 30, 2014.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2014 were both immaterial. Servicing fees paid for the program were $0.5 million and $0.4 million for the six months ended June 30, 2014 and June 30, 2013 respectively.
In addition to the above, the Company has the ability to access cash on a daily basis related to collections on sold receivables, which provided the Company with $31.3 million of additional cash as of June 30, 2014. Of these cash receipts, $21.8 million is classified on the consolidated balance sheet as loans payable to bank and $9.5 million reduced the subordinated deposit, which is classified as restricted cash on the consolidated balance sheet as of June 30, 2014, to $30.8 million. Also, the Company has pledged unsold receivables under the Accounts Receivable Securitization Program of €13.8 million ($18.8 million at June 30, 2014 exchange rates).
On April 15, 2009, the Company entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. We did not utilize this program which expired on April 14, 2014.
Other receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2014 and 2013 were $30.4 million and $16.4 million, respectively. There were no expenses for the six months ended June 30, 2014 and June 30, 2013. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $61.9 million and $51.4 million as of June 30, 2014 and December 31, 2013, respectively.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2014 or December 31, 2013.

NOTE 5.	Net Income Attributable to Company per Share
Basic net income attributable to Company per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income attributable to Company per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (RSUs) and deferred stock units (DSUs)after assuming that the Company would use the proceeds from the exercise of options to repurchase stock.
Anti-dilutive shares, if applicable, are excluded and represent those options, RSUs and DSUs whose assumed proceeds were greater than the average price of the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average incremental shares included	631,304	827,359	679,593	994,808
Shares excluded due to anti-dilutive effect	—	50,296	1,344	231,000

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the six month period ended June 30, 2014.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
Shares issued upon exercise of stock options	296,641	—	296,641
Shares issued upon vesting of RSUs	88,689	—	88,689
Shares issued for DSUs	2,932	—	2,932
Shares issued for stock awards	800	—	800
Shares purchased for treasury	—	(1,912,546)	(1,912,546)
Balance, June 30, 2014	77,860,236	(18,024,695)	59,835,541
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2014, no shares have been reissued.

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

As of June 30, 2014, the Company has repurchased a total of $820.9 million of shares under these three repurchase programs, leaving an unexpended balance of $179.1 million available to repurchase shares in the future. Subsequent to June 30, 2014, the Company repurchased an additional 221,672 shares for a total of $23.5 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with performance stock units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative earnings per share goals. The Company assesses the expected achievement levels at the end of each reporting period. As of June 30, 2014, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.
Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2014	2013	2014	2013
Stock-based compensation	$4.2	$3.4	$7.6	$6.6
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	78,342	$99.76	108,768	$67.96
PSUs Granted	65,508	$103.41	94,364	$68.10
DSUs Granted	6,680	$107.88	—	$—
Stock Awards Granted	800	$96.37	900	$70.53
Total Awards	151,330		204,032
In the first six months of 2014, a total of 78,342 RSUs were granted of which 74,756 vest in equal annual installments over a period of three years. The remaining 3,586 RSUs granted during this period vest after three years. In the first six months of 2013, a total of 108,768 RSUs were granted of which 101,814 vest in equal annual installments over a period of three years. Of the remaining 6,954 RSUs granted, 2,591 vest after two years and 4,363 vest after three years.
A total of 65,508 and 94,364 PSUs were granted during the first six months of 2014 and 2013, respectively. The vesting of these PSUs would occur, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals.
A total of 6,680 DSUs were also granted during the first six months of 2014. The DSUs were granted to our non-management directors as part of the equity portion of their annual retainer and were fully vested at grant. Each DSU provides the right to the issuance of a share of our common stock, within ten days after the earlier of the director’s death or disability, the 13-month anniversary of the grant date or the director’s separation from service. Each director may also elect within a month after the grant date to defer the receipt of shares for five or more years. No election can be made to accelerate the issuance of stock from a DSU.
The Company also granted 800 stock awards in the first six months of 2014 and 900 stock awards in the first six months of 2013.

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
As of June 30, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $49.0 million was unused as of June 30, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of June 30, 2014. As of June 30, 2014, the carrying amount of this facility approximated fair value based upon Level 2 inputs.
The balance outstanding on this Facility as of June 30, 2014 was $199.0 million in addition to $1.0 million of letters of credit. The balance outstanding is classified as long-term debt as the Company does not intend to repay the balance within the next 12 months. Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin, which can vary from 0.80% to 1.55% based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.
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
As of June 30, 2014 the Company had the ability to borrow an incremental $200.0 million under the Facility and was in compliance with all covenants. Various subsidiaries also had borrowings from banks totaling $27.9 million, of which $1.4 million was classified as long-term debt and $21.8 million related to our Accounts Receivable Securitization Program referred to in Note 4 above. The remaining $4.7 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2014	2013	2014	2013
Balance of warranty costs accrued, beginning of period	$52.2	$51.2	$51.6	$55.2
Warranty costs accrued	7.3	4.9	14.6	9.8
Warranty claims settled	(7.0)	(6.3)	(13.5)	(13.9)
Foreign exchange translation effects	(0.3)	0.5	(0.5)	(0.8)
Balance of warranty costs accrued, end of period	$52.2	$50.3	$52.2	$50.3
Current liability, included in current portion of warranties	$30.4	$29.3	$30.4	$29.3
Long-term liability, included in other liabilities	$21.8	$21.0	$21.8	$21.0

Warranty costs net of recoveries	$5.1	$3.4	$12.4	$8.3

Guarantees and Commitments
The Company has bank guarantees for $55.5 million which is comprised of uncollateralized bank guarantees, of which $50.1 million is related to tax and other litigation, $1.0 million is related to letters of credit and $4.4 million is related to other items. The Company also has pledged unsold receivables under the Accounts Receivable Securitization Program of €13.8 million ($18.8 million at June 30, 2014 exchange rates) as discussed in Note 4.
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
In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $9.7 million as of June 30, 2014. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense for the six months ended June 30, 2014 was $33.7 million on pretax income of $183.5 million before adjusting for noncontrolling interest. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.
Unrecognized tax benefits at June 30, 2014 amounted to $47.2 million predominantly related to the WABCO business, which is classified as a long-term liability. There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 11. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. No material penalties have been accrued related to these unrecognized tax benefits.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10, the liabilities as of June 30, 2014 included no material amounts related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of June 30, 2014, the Company had indemnification liabilities of $9.7 million which are classified within long-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2014 is $49.0 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the six month period ended June 30, 2014. Activity for the period consisted primarily of termination payments and employee-related charges.

(Amounts in millions)
2008 / 2009 Program
Balance as of December 31, 2013	$5.9
Charges during the first six months of 2014	—
Payments during the first six months of 2014	(1.3)
Balance as of June 30, 2014	$4.6
Other Programs
Balance as of December 31, 2013	$19.0
Charges during the first six months of 2014	7.7
Payments during the first six months of 2014	(5.5)
Balance as of June 30, 2014	$21.2
Foreign exchange translation effects	$0.9
Total streamlining liability as of June 30, 2014	$26.7
A balance of $13.4 million is classified as long term and is included in other liabilities. The remaining $13.3 million is classified as short term and is included in other accrued liabilities as of June 30, 2014.
The following is a summary of current and cumulative streamlining costs:

	Charges for three months Ended June 30, 2014		Charges for six months Ended June 30, 2014		Cumulative Charges as of June 30, 2014
(Amounts in millions)	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$2.3	$—	$5.3	$45.7	$22.0
Employee-related charges – selling and administrative	—	1.7	—	2.4	45.8	22.2
Asset write-offs	—	—	—	—	—	1.8
Total program costs	$—	$4.0	$—	$7.7	$91.5	$46.0

NOTE 13.	Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2014	2013	2013	2014	2014	2013	2013
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$3.4	$0.1	$3.2	$—	$6.7	$0.1	$6.4	$—
Interest cost on the projected benefit obligation	5.3	0.1	5.1	0.1	10.6	0.2	10.2	0.2
Less: assumed return on plan assets	(2.1)	—	(2.2)	—	(4.1)	—	(4.5)	—
Amortization of net loss	1.4	0.1	1.5	0.1	2.7	0.2	3.1	0.2
Defined benefit plan cost	$8.0	$0.3	$7.6	$0.2	$15.9	$0.5	$15.2	$0.4

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2014, forward contracts for an aggregate notional amount of €61.6 million ($84.0 million at June 30, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the six months ended June 30, 2014 was $0.1 million. The majority of these exchange contracts were entered into on June 27, 2014. The fair value of the derivatives was zero at June 30, 2014.

NOTE 15.	Business Combinations

On February 12, 2014, WABCO Europe BVBA (WABCO Europe), a Belgian subsidiary of the Company, entered into a stock purchase agreement (the Agreement) to purchase all of the outstanding shares of Tavares NV (Tavares), a limited liability company incorporated under the laws of Belgium, for a cash purchase price of €111.1 million ($151.0 million based on exchange rates on the acquisition date). This included the acquisition of €15.3 million of net cash held by its subsidiary

Transics International NV (Transics), resulting in net consideration of €95.8 million ($130.2 million based on exchange rates on the acquisition date).

At the date of acquisition, Tavares held 96.84% of the outstanding shares of Transics, a limited liability company incorporated under the laws of Belgium listed on NYSE Euronext Brussels. Transics develops and markets fleet management solutions to help commercial vehicle manufacturers and fleet operators to more efficiently and safely manage their trucks and trailers. The suite of innovative solutions offered by Transics helps to improve fuel efficiency and productivity while lowering operating costs.

The allocation of the total purchase price to the assets and liabilities assumed as of the acquisition date is provisional as of June 30, 2014, pending receipt of a final valuation of certain intangible assets. The following table summarizes the preliminary allocation of the total purchase price:

(Amounts in millions)
Cash and cash equivalents	$25.3
Trade receivables	15.6
Trade payables	(5.4)
Debt	(4.5)
Deferred tax liabilities	(13.9)
Property, plant and equipment	3.5
Intangible assets	51.1
Other assets purchased and liabilities assumed, net	(6.8)
Identifiable net assets acquired	$64.9
Goodwill	91.8
Noncontrolling interest	(5.7)
Total purchase price allocation	$151.0

The intangible assets include amounts recognized for the fair value of trade name and customer-based and technology-related assets. The fair values of the intangible assets and noncontrolling interest were determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 6 years, the majority of which is not deductible for tax purposes. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and are recorded within other non-operating expense.

On April 10, 2014, in connection with the acquisition of Tavares, WABCO Europe launched a mandatory public takeover bid on all remaining shares and warrants issued by Transics in accordance with applicable Belgian takeover rules. Immediately following the initial acceptance period of the public bid, WABCO Europe launched a squeeze-out procedure that closed on May 16, 2014, resulting in WABCO Europe directly and indirectly owning all shares and warrants in Transics for a total net consideration of €99.9 million ($135.9 million based on exchange rates on the acquisition date).

The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the second quarter of 2014, the production of new trucks and buses greater than six tons declined approximately 5% year over year while WABCO’s sales in the same period increased by 8.4% on a reported basis and 5.9% excluding foreign currency translation effects, compared to one year ago.

WABCO's global aftermarket sales increased by 16.6% (13.6% excluding foreign currency translation effects) in the second quarter of 2014. This performance includes the benefits from the recently acquired Transics business and, despite the impact of the mild winter in Europe, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

During the second quarter of 2014, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $19.0 million of materials and conversion productivity, a continued solid performance for WABCO. Gross materials productivity represented 5.2% of total materials cost, while a reduction in commodity prices resulted in net materials productivity of 5.3%. Conversion productivity represented 6.4%, another robust result.
Results of Operations
Approximately 86% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2014 compared with 2013 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Second Quarter Results of Operations for 2014 Compared with 2013

	Three Months Ended June 30,
				Excluding foreign exchange translation (a)
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$735.0	$678.2	8.4%	$718.3	5.9%
Cost of sales	505.3	471.6	7.1%	494.7	4.9%
Gross profit	229.7	206.6	11.2%	223.6	8.2%
Operating expenses	139.3	120.2	15.9%	134.7	12.1%
Operating income	90.4	86.4	4.6%	88.9	2.9%
Equity income of unconsolidated joint ventures	5.8	5.3	9.4%	5.8	9.4%
Other non-operating (expense)/income, net	(0.5)	4.0	*	(0.4)	*
Interest income/(expense), net	0.1	(0.2)	*	0.1	*
Income before income taxes	95.8	95.5	0.3%	94.4	(1.2)%
Income tax expense	17.9	9.7	84.5%	18.2	87.6%
Net income including noncontrolling interests	77.9	85.8	(9.2)%	76.2	(11.2)%
Less: net income attributable to noncontrolling interests	2.9	2.6	11.5%	3.1	19.2%
Net income attributable to Company	$75.0	$83.2	(9.9)%	$73.1	(12.1)%
* Percentage change not meaningful
* Percentage change not meaningful

(a)	The 2014 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending June 30, 2013.
Sales
Our sales for the second quarter of 2014 were $735.0 million, an increase of 8.4% (5.9% excluding foreign currency translation effects) from $678.2 million in 2013. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle and growth in our aftermarket sales, partially offset by the decline in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, increased approximately 6.0% (1.0% excluding foreign currency translation effects) for the second quarter of 2014, primarily a result of the recently acquired Transics business and increased WABCO content per vehicle, offset by a decline in production of new trucks and buses greater than six tons. Total sales increased 36.2% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia increased 12.9% (14.9% excluding foreign currency translation effects) driven by increases in WABCO content per vehicle in all key markets, as well as an increase in the production of new trucks and buses greater than six tons in Korea: sales in Japan increased 3.5% (7.1% excluding foreign currency translation effects), China increased 21.0% (22.5% excluding foreign currency translation effects), Korea increased 21.1% (12.8% excluding foreign currency translation effects) and India increased 4.6% (12.3% excluding foreign currency translation effects). Total sales in South America decreased 22.6% (16.9% excluding foreign currency translation effects), mainly as a result of lower production of new trucks and buses in Brazil. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 16.6% (13.6% excluding foreign currency translation effects). This increase, which includes the benefits from the recently acquired Transics business, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the second quarter of 2014 was $505.3 million, an increase of $33.7 million ($23.1 million excluding foreign currency translation effects) from $471.6 million in 2013. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.2% of material savings, before a 0.1% positive impact of commodity deflation, bringing net materials productivity to 5.3% for the quarter. This productivity achievement resulted in $12.2 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods.

Labor inflation and other cost escalations increased conversion costs by approximately $5.2 million, while our productivity efforts generated $6.8 million of savings, or 6.4% of the conversion costs. Warranty expenses excluding volume effects were lower compared to the second quarter of 2013 by $0.3 million. Absorption of overhead and other costs were favorable by $1.0 million versus prior year. Volume and mix increased cost of sales by $35.0 million, but contributed $13.7 million to the improvement of gross profit. Sales price reductions had a negative impact of $8.6 million on gross profit, or 1.2% of sales. Streamlining expenses increased cost of sales by $1.8 million. Foreign currency translation effects increased cost of sales by $10.6 million but combined with translation effects on sales they improved gross profit by $6.1 million. Foreign currency transaction impacts increased cost of sales by $1.4 million and negatively affected gross profit in the amount of $1.4 million. The net result of all these changes was an increase in gross profit of $23.1 million ($17.0 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $19.1 million ($14.5 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $5.0 million, Transics operating costs of $9.7 million, amortization of acquired intangibles in Transics of $2.8 million, labor inflation of $3.4 million, and an increase in other operating expenses of $0.7 million. These increases were partially offset by reductions in incentive compensation of $4.4 million and streamlining and separation expenses of $2.7 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $0.5 million to $5.8 million in 2014 as compared to $5.3 million in 2013, primarily driven by higher income from our North American joint venture.
Other Non-Operating Expense, net
Non-operating expense was $0.5 million for the second quarter of 2014 compared to an income of $4.0 million for the second quarter of 2013, mainly driven by the release in prior year of tax indemnification liabilities due to the settlement of a foreign tax audit.
Income Taxes
The income tax expense for the second quarter of 2014 was $17.9 million on pre-tax income of $95.8 million before adjusting for noncontrolling interest, compared with $9.7 million on pre-tax income of $95.5 million before adjusting for noncontrolling interest in the second quarter of 2013.
In the three months ended June 30, 2014 and June 30, 2013 the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Year to Date Results of Operations for 2014 Compared with 2013

	Six Months Ended June 30,
				Excluding foreign exchange translation (a)
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$1,464.5	$1,322.9	10.7%	$1,444.6	9.2%
Cost of sales	1,017.0	918.6	10.7%	1,005.9	9.5%
Gross profit	447.5	404.3	10.7%	438.7	8.5%
Operating expenses	272.9	236.1	15.6%	265.8	12.6%
Operating income	174.6	168.2	3.8%	172.9	2.8%
Equity income of unconsolidated joint ventures	11.5	8.2	40.2%	11.4	39.0%
Other non-operating (expense)/income, net	(2.8)	3.7	*	(2.6)	*
Interest income/(expense), net	0.2	(0.5)	*	0.2	*
Income before income taxes	183.5	179.6	2.2%	181.9	1.3%
Income tax expense	33.7	17.8	89.3%	34.7	94.9%
Net income including noncontrolling interests	149.8	161.8	(7.4)%	147.2	(9.0)%
Less: net income attributable to noncontrolling interests	5.4	4.9	10.2%	5.7	16.3%
Net income attributable to Company	$144.4	$156.9	(8.0)%	$141.5	(9.8)%

* Percentage change not meaningful

(a)	The 2014 amounts adjusted for foreign currency translation were calculated using average exchange rates for the six month period ending June 30, 2013.
Sales
Our sales for the first six months of 2014 were $1,464.5 million, an increase of 10.7% (9.2% excluding foreign currency translation effects) from $1,322.9 million in 2013. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle, growth in our aftermarket sales and an improvement in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, increased approximately 8.0% (3.5% excluding foreign currency translation effects) for the first six months of 2014, driven mainly by the recently acquired Transics business and increased WABCO content per vehicle, offset by a decline in production of new trucks and buses greater than six tons. Total sales increased 41.1% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia increased 15.2% (18.5% excluding foreign currency translation effects) driven primarily by increases in most of the region including Japan of 8.5% (16.2% excluding foreign currency translation effects), China of 28.9% (28.5% excluding foreign currency translation effects) and Korea of 16.8% (11.4% excluding foreign currency translation effects). Although these increases were partially offset by lower sales in India of 0.7% on a reported basis, sales in India increased 9.6% excluding foreign currency translation effects. Total sales in South America decreased 11.8% (0.9% excluding foreign currency translation effects), driven by lower production of new trucks and buses in Brazil. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 12.5% (10.7% excluding foreign currency translation effects). This increase, which includes the benefits from the recently acquired Transics business, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the first six months of 2014 was $1,017.0 million, an increase of $98.4 million ($87.3 million excluding foreign currency translation effects) from $918.6 million in 2013. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.5% of material savings, before the 0.1% negative impact of commodity inflation, bringing net materials productivity to 5.4% for the quarter. This productivity achievement resulted in $26.7 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor inflation and other cost escalations increased conversion costs by approximately $8.7 million, while our productivity efforts generated $13.7 million of savings, or 6.4% of the conversion costs. Warranty expenses excluding volume effects were higher compared to the first six months of 2013 by $1.2 million. Absorption of overhead and other costs were favorable by $0.9 million versus prior year. Volume and mix increased cost of sales by $108.1 million, but contributed $30.3 million to the improvement of gross profit. Sales price reductions had a negative impact of $17.7 million on gross profit, or 1.2% of sales. Streamlining expenses increased cost of sales by $1.8 million. Foreign currency translation effects increased cost of sales by $11.1 million but combined with translation effects on sales they improved gross profit by $8.8 million. Foreign currency transaction impacts increased cost of sales by $8.8 million and negatively affected gross profit in the amount of $7.8 million. The net result of all these changes was an increase in gross profit of $43.2 million ($34.4 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $36.8 million ($29.7 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $8.7 million, in labor inflation and other people-related costs of $9.9 million, Transics operating costs of $14.6 million, amortization of acquired intangibles in Transics of $3.9 million, and an increase in other operating expenses of $2.0 million. These increases were partially offset by reductions in incentive compensation of $5.1 million and streamlining and separation expenses of $4.3 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $3.3 million to $11.5 million in 2014 as compared to $8.2 million in 2013, primarily driven by higher income from our North American joint venture.
Other Non-Operating Expense, net
Non-operating expense was $2.8 million for the first six months of 2014 compared to income of $3.7 million for 2013 primarily driven by the prior year release of tax indemnification liabilities due to the settlement of a foreign tax audit.
Income Taxes
The income tax expense for the first six months of 2014 was $33.7 million on pre-tax income of $183.5 million before adjusting for noncontrolling interest, compared with $17.8 million on pre-tax income of $179.6 million before adjusting for noncontrolling interest in the first six months of 2013.
In the six months ended June 30, 2014 and June 30, 2013 the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the Accounts Receivable Securitization Program and the use of operating leases.
Cash Flows for the Six Months Ended June 30, 2014
Net cash provided by operating activities was $162.7 million for the first six months of 2014. This compared with net cash provided by operating activities of $156.1 million for the first six months of 2013.
The Company recorded net income of $149.8 million for the first six months of 2014 compared with net income of $161.8 million for the first six months of 2013. Net income attributable to the Company for the first six months of 2014 included noncash elements such as depreciation and amortization of $49.7 million. Our working capital increased $28.8 million for the six months ended June 30, 2014, which is only slightly higher compared to the increase of $28.0 million for the six months ended June 30, 2013. The increase is mainly the result of increased business activity as well as seasonality. All components of working capital increased significantly mostly in the first quarter and this increase was partially offset in the second quarter.
Other accrued liabilities and taxes decreased $2.5 million for the first six months of 2014 compared to an increase of $2.1 million for the first six months of 2013. The major drivers of this decrease were payments made on our annual incentive compensation partially offset by accruals for payroll and tax related items. Other current and long-term assets for the first six months of 2014 increased $16.5 million compared to $26.0 million for the first six months of 2013. The main increases were in notes receivable from our Chinese operations as well as tax related items, partially offset by decreased restricted cash related to our Accounts Receivable Securitization Program. Other long-term liabilities for the first six months of 2014 decreased $4.8 million compared to $3.7 million for the first six months of 2013, and the main driver of this change was the accrual for tax indemnification liabilities in the first quarter related to a foreign tax audit.
The net cash used in investing activities amounted to $177.0 million in the first six months of 2014 compared to net cash used in investing activities of $41.0 million in the first six months of 2013. This included $125.9 million paid during 2014 related to the acquisition of Tavares as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements. The net cash usage for 2014 also includes capital expenditures of $22.1 million of investments in tooling, $21.9 million in plant and equipment and $7.1 million in software to support the Company's long-term growth strategies. This compared with $17.2 million of investments in tooling, $16.6 million in plant and equipment and $7.2 million in software during the first six months of 2013.
The net cash used by financing activities during the first six months of 2014 amounted to $54.2 million compared to net cash used by financing activities of $119.4 million during the first six months of 2013.
Our total third party debt was $226.9 million as of June 30, 2014 compared to $23.8 million as of June 30, 2013. The increase during the first six months of 2014 was primarily driven by additional borrowings on our revolving credit facility, a large portion of which funds our share repurchase program.
We received $11.2 million of stock option proceeds during 2014 compared with $35.7 million in 2013. The number of stock options exercised in the first six months of 2014 and 2013 was 296,641 and 1,213,479, respectively.
We also paid $5.7 million during the second quarter of 2014 for the acquisition of the remaining ownership interest in Transics as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements.

During the first six months of 2014, the Company repurchased shares for a total amount of $200.5 million of which $6.1 million was not settled until after June 30, 2014. As of June 30, 2014, the Company had repurchased shares for a total amount of $820.9 million under the authorized repurchase programs as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, and had the authority to make an additional $179.1 million of share repurchases.
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

As of June 30, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $49.0 million was unused as of June 30, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of June 30, 2014. The outstanding balance on the Facility as of June 30, 2014 was $199.0 million and the balance of letters of credit issued was $1.0 million.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. As of June 30, 2014 the Company had the ability to borrow an incremental $200.0 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $27.9 million, of which $1.4 million was classified as long-term debt and $21.8 million relates to our Accounts Receivable Securitization Program referred to in Note 4 of Notes to Condensed Consolidated Financial Statements. The remaining $4.7 million supports local working capital requirements.
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
During the six months ended June 30, 2014, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the six months ended June 30, 2014 was €367.2 million ($499.3 million at average exchange rates for the six months ended June 30, 2014). The amount of eligible receivables sold and outstanding at June 30, 2014 amounted to €72.4 million ($98.8 million at June 30, 2014 exchange rates). As a result of the sale, accounts receivable decreased by $98.8 million and cash and cash equivalents increased by $58.5 million. The remaining amount of proceeds of $40.3 million is a subordinated deposit with Société Générale Bank Nederland N.V. at June 30, 2014.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part of the Accounts Receivable Securitization Program, the Company continues to service the receivables. The Company sells the receivables at face value, but receives actual funding net of the subordinated deposit account until collections are received from customers for the receivables sold. The Company is exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2014 were both immaterial. Servicing fees for the program were $0.5 million for the six months ended June 30, 2014.

Factoring Program
On April 15, 2009, we entered into a €35 million factoring program, which has a term of five years, with respects to accounts receivable from one of our customers. We did not utilize this program, which expired in on April 14, 2014.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2014, forward contracts for an aggregate notional amount of €61.6 million ($84.0 million at June 30, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.1 million for the six months ended June 30, 2014. The majority of these exchange contracts were entered into on June 27, 2014. The fair value of the derivatives was zero as of June 30, 2014.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosure on this matter for the year ended December 31, 2013 made in the Company’s Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved three programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first six months of 2014 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2013	10,155,343	$61.08	10,155,343	$379,722,420

January 1 - January 31	93,164	$91.12	93,164	$371,233,509
February 1 - February 28	33,272	$99.14	33,272	$367,934,862
March 1 - March 31	851,771	$103.86	851,771	$279,469,217
Total first quarter	978,207	$102.49	978,207	$279,469,217

Total through March 31, 2014	11,133,550	$64.72	11,133,550	$279,469,217

April 1 - April 30	62,715	$103.87	62,715	$272,955,018
May 1 - May 31	431,656	$106.34	431,656	$227,052,032
June 1 - June 30	439,968	$108.79	439,968	$179,135,862
Total second quarter	934,339	$107.33	934,339	$179,135,862

Total through June 30, 2014	12,067,889	$68.02	12,067,889	$179,135,862

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

WABCO HOLDINGS INC.

/S/ JASON CAMPBELL
Jason Campbell
Vice President and Controller
(Principal Accounting Officer)
July 25, 2014

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1	Offer letter from the Company to Leon Liu, dated June 5, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on July 25, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.