Form 10-Q
period 2014-09-30
WABCO Holdings Inc.
filed 2014-10-24
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Chaussee de Wavre, 1789 1160 Brussels, Belgium

2770 Research Drive Rochester Hills, MI	48309-3511
(Address of principal executive offices)	(Zip Code)
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 22, 2014	58,883,335

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2014	2013	2014	2013
Sales	$707.3	$677.1	$2,171.8	$2,000.1
Cost of sales	487.3	477.6	1,504.3	1,396.3
Gross Profit	220.0	199.5	667.5	603.8
Costs and expenses:
Selling and administrative expenses	95.7	80.6	284.7	252.3
Product engineering expenses	35.7	30.9	113.1	90.7
Other operating expense, net	0.9	1.1	7.4	5.7
Operating income	87.7	86.9	262.3	255.1
Equity income of unconsolidated joint ventures, net	6.3	4.7	17.8	12.9
Other non-operating income/(expense), net	0.1	(0.9)	(2.7)	2.8
Interest (expense)/income, net	(0.1)	(0.2)	0.1	(0.7)
Income before income taxes	94.0	90.5	277.5	270.1
Income tax expense	9.5	8.0	43.3	25.8
Net income including noncontrolling interests	84.5	82.5	234.2	244.3
Less: net income attributable to noncontrolling interests	2.5	2.5	7.8	7.4
Net income attributable to Company	$82.0	$80.0	$226.4	$236.9
Net income attributable to Company per common share
Basic	$1.38	$1.28	$3.75	$3.78
Diluted	$1.37	$1.26	$3.71	$3.72
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	59,369,423	62,465,812	60,342,549	62,684,399
Diluted	59,972,228	63,248,651	60,996,987	63,615,995
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2014	2013	2014	2013
Net income including noncontrolling interests	$84.5	$82.5	$234.2	$244.3
Foreign currency translation (losses)/gains	(82.5)	10.8	(85.6)	(22.5)
Unrealized gains/(losses) on benefit plans, net	7.4	(3.0)	9.1	0.3
Comprehensive income	9.4	90.3	157.7	222.1
Less: comprehensive income attributable to noncontrolling interests	1.3	1.0	7.9	2.0
Comprehensive income attributable to Company	$8.1	$89.3	$149.8	$220.1

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(Amounts in millions, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388.0	$472.8
Short-term investments	—	55.2
Accounts receivable, less allowance for doubtful accounts of $4.2 in 2014 and $5.0 in 2013	486.9	346.2
Inventories:
Finished products	101.1	93.9
Products in process	7.8	7.2
Raw materials	106.2	106.1
Future income tax benefits	12.5	10.4
Restricted cash	—	34.6
Guaranteed notes receivable	67.6	51.4
Other current assets	56.7	56.8
Total current assets	1,226.8	1,234.6
Property, plant and equipment, less accumulated depreciation	421.7	422.5
Goodwill	437.6	381.2
Long-term future income tax benefits	223.7	248.9
Investments in unconsolidated joint ventures	19.1	19.9
Intangible assets, net	84.4	44.3
Other assets	44.8	41.4
TOTAL ASSETS	$2,458.1	$2,392.8
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$4.0	$40.1
Accounts payable	171.3	149.3
Accrued payroll	112.1	118.8
Current portion of warranties	27.6	29.8
Taxes payable	11.3	3.8
Accrued expenses	55.3	58.7
Other accrued liabilities	92.8	84.9
Total current liabilities	474.4	485.4
Long-term debt	277.6	47.0
Post-retirement benefits	402.4	438.6
Deferred tax liabilities	129.4	120.1
Long-term income tax liabilities	47.0	45.3
Other liabilities	56.4	59.0
Total liabilities	1,387.2	1,195.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 77,883,857 in 2014; 77,471,174 in 2013; and shares outstanding: 58,860,790 in 2014; 61,359,025 in 2013	0.8	0.8
Capital surplus	821.6	800.2
Treasury stock, at cost: 19,023,067 shares in 2014; 16,112,149 shares in 2013	(1,198.0)	(896.6)
Retained earnings	1,598.2	1,371.8
Accumulated other comprehensive income:
Foreign currency translation adjustments	(100.1)	(14.4)
Unrealized losses on benefit plans, net of tax	(99.9)	(109.0)
Total shareholders’ equity	1,022.6	1,152.8
Noncontrolling interests	48.3	44.6
Total equity	1,070.9	1,197.4
TOTAL LIABILITIES AND EQUITY	$2,458.1	$2,392.8

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
(Amounts in millions)
Operating activities:
Net income including noncontrolling interests	$234.2	$244.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.4	55.8
Amortization of intangibles	14.4	9.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.3	0.1
Non-cash stock compensation	11.5	9.7
Deferred income tax (income)/expense	(2.2)	1.6
Loss on sale or disposal of property, plant and equipment	0.2	0.2
Changes in assets and liabilities:
Accounts receivable, net	(142.2)	(64.3)
Inventories	(18.7)	(24.0)
Accounts payable	25.6	31.9
Other accrued liabilities and taxes	11.0	16.3
Other current and long-term assets	9.3	(30.9)
Other long-term liabilities	6.0	(1.6)
Net cash provided by operating activities	210.8	248.1
Investing activities:
Purchases of property, plant and equipment	(80.0)	(58.3)
Investments in capitalized software	(9.3)	(9.4)
Proceeds from sale of short-term investments	50.7	—
Acquisitions, net	(125.9)	—
Net cash used in investing activities	(164.5)	(67.7)
Financing activities:
Net borrowings/(repayments) of revolving credit facilities	229.0	(45.9)
Net repayments of debt	(36.3)	(7.0)
Purchases of treasury stock	(299.5)	(148.6)
Dividends to noncontrolling interest holders	(4.3)	(4.5)
Purchase of subsidiary shares from noncontrolling interest	(5.7)	(4.6)
Proceeds from exercise of stock options	12.1	44.4
Net cash used in financing activities	(104.7)	(166.2)
Effect of exchange rate changes on cash and cash equivalents	(26.4)	(1.7)
Net (decrease)/increase in cash and cash equivalents	(84.8)	12.5
Cash and cash equivalents at beginning of period	472.8	175.0
Cash and cash equivalents at end of period	$388.0	$187.5
Cash paid during the period for:
Interest	$1.3	$0.2
Income taxes	$30.7	$30.0
Non cash items for the period:
Treasury stock purchase accrual	$1.9	$6.1
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2014.

NOTE 2.	Recently Issued Accounting Standards
The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements, nor do we expect the pending adoption of recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15) Presentation of Financial Statements - Going Concern, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.
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

NOTE 3.	Comprehensive Income

The table below presents the changes in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2014	2013	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	(10.5)	(37.4)	(5.5)	(9.5)
Adjustment for the period	(80.1)	13.7	(85.1)	(14.2)
Balance at end of period	(90.6)	(23.7)	(90.6)	(23.7)

Losses on intra-entity transactions (1):
Balance at beginning of period	(8.2)	(7.3)	(8.9)	(5.9)
Adjustment for the period	(1.3)	(1.5)	(0.6)	(2.9)
Balance at end of period	(9.5)	(8.8)	(9.5)	(8.8)

Unrealized gains on investments:
Balance at beginning of period	0.2	—	—	—
Adjustment for the period	—	—	0.2	—
Amounts reclassified to earnings, net	(0.2)	—	(0.2)	—
Balance at end of period	—	—	—	—

Pension and Post-retirement Plans:
Balance at beginning of period	(107.3)	(103.9)	(109.0)	(107.2)
Other comprehensive income before reclassifications	6.6	(4.2)	6.2	(3.1)
Amounts reclassified to earnings, net (2)	0.8	1.2	2.9	3.4
Balance at end of period	$(99.9)	$(106.9)	$(99.9)	$(106.9)

Accumulated other comprehensive loss at end of period	$(200.0)	$(139.4)	$(200.0)	$(139.4)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) This accumulated other comprehensive income component, net of taxes of $0.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, and $1.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 4.	Accounts Receivable Securitization Program & Financing Receivables
On September 23, 2009, the Company established an accounts receivable securitization program (the Accounts Receivable Securitization Program) with Société Générale Bank Nederland N.V. (Société Générale) where the maximum funding from receivables that may be sold into the Accounts Receivable Securitization Program and outstanding at any point in time is €80 million. The Accounts Receivable Securitization Program expired on September 26, 2014, and was not renewed.
During the nine months ended September 30, 2014 and prior to expiration of the Accounts Receivable Securitization Program, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program for the first nine months of 2014 and 2013 were €545.7 million ($739.9 million at average exchange rates for the nine months ended September 30, 2014) and €570.9 million ($752.1 million at average exchange rates for the nine months ended September 30, 2013), respectively.
The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part and through the expiration of the Accounts Receivable Securitization Program, the Company continued to service the receivables. The Company sold the receivables at face value, but received actual funding net of a subordinated deposit account with Société Générale until collections were received from customers for the receivables sold. The Company was exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2014 were both immaterial. Servicing fees paid for the program were $0.6 million for each of the nine months ended September 30, 2014 and September 30, 2013.
In connection with the expiration of the Accounts Receivable Securitization Program, the Company entered into a separate agreement with Société Générale to repurchase accounts receivable amounting to €88.1 million ($111.7 million at September 30, 2014 exchange rates). A subordinated deposit of $38.2 million was also released to the Company, resulting in a net decrease in cash and cash equivalents of $73.5 million.
Other receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2014 and 2013 were $42.4 million and $29.6 million, respectively. There were no expenses for the nine months ended September 30, 2014 and September 30, 2013. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $67.6 million and $51.4 million as of September 30, 2014 and December 31, 2013, respectively.
The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2014 or December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average incremental shares included	602,805	782,839	654,438	931,596
Shares excluded due to anti-dilutive effect	—	672	—	89,304

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the nine month period ended September 30, 2014.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
Shares issued upon exercise of stock options	319,168	—	319,168
Shares issued upon vesting of RSUs	89,783	—	89,783
Shares issued for DSUs	2,932	—	2,932
Shares issued for stock awards	800	—	800
Shares purchased for treasury	—	(2,910,918)	(2,910,918)
Balance, September 30, 2014	77,883,857	(19,023,067)	58,860,790
The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2014, no shares have been reissued.

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

As of September 30, 2014, the Company has repurchased a total of $921.7 million of shares under these three repurchase programs, leaving an unexpended balance of $78.3 million available to repurchase shares in the future. Subsequent to September 30, 2014, the Company repurchased an additional 159,200 shares for a total of $14.3 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation
The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. Commencing in 2013, the Company has replaced the stock options component of the equity incentive awards with performance stock units (PSUs), the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative earnings per share goals. The Company assesses the expected achievement levels at the end of each reporting period. As of September 30, 2014, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.
Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2014	2013	2014	2013
Stock-based compensation	$3.9	$3.1	$11.5	$9.7
The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	90,201	$100.71	110,693	$68.13
PSUs Granted	65,508	$103.41	94,364	$68.10
DSUs Granted	6,680	$107.88	5,864	$75.12
Stock Awards Granted	800	$96.37	900	$74.51
Total Awards	163,189		211,821
In the first nine months of 2014, a total of 90,201 RSUs were granted of which 78,046 vest in equal annual installments over a period of three years. Of the remaining 12,155 RSUs granted, 628 vest after two years and 11,527 vest after three years. In the first nine months of 2013, a total of 110,693 RSUs were granted of which 102,327 vest in equal annual installments over a period of three years. Of the remaining 8,366 RSUs granted, 3,120 vest after two years and 5,246 vest after three years.
A total of 65,508 and 94,364 PSUs were granted during the first nine months of 2014 and 2013, respectively. The vesting of these PSUs would occur, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals.
A total of 6,680 DSUs were also granted during the first nine months of 2014 compared to 5,864 DSUs granted during the first nine months of 2013. The DSUs were granted to our non-management directors as part of the equity portion of their annual retainer and were fully vested at grant. Each DSU provides the right to the issuance of a share of our common stock, within ten days after the earlier of the director’s death or disability, the 13-month anniversary of the grant date or the director’s separation from service. Each director may also elect within a month after the grant date to defer the receipt of shares for five or more years. No election can be made to accelerate the issuance of stock from a DSU.
The Company also granted 800 stock awards in the first nine months of 2014 and 900 stock awards in the first nine months of 2013.

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
As of September 30, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $49.0 million was unused as of September 30, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2014. As of September 30, 2014, the carrying amount of this facility approximated fair value based upon Level 2 inputs.
The balance outstanding on this Facility as of September 30, 2014 was $276.0 million in addition to $1.0 million of letters of credit. The balance outstanding is classified as long-term debt as the Company does not intend to repay the balance within the next 12 months. Interest on loans under the Facility will be calculated at a rate per annum equal to an applicable margin, which can vary from 0.80% to 1.55% based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.
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
As of September 30, 2014 the Company had the ability to borrow an incremental $123.0 million under the Facility and was in compliance with all covenants. Various subsidiaries also had borrowings from banks totaling $5.6 million, of which $1.6 million was classified as long-term debt. The remaining $4.0 million supports local working capital requirements.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2014	2013	2014	2013
Balance of warranty costs accrued, beginning of period	$52.2	$50.3	$51.6	$55.2
Warranty costs accrued	6.9	6.7	21.4	18.0
Warranty claims settled	(8.0)	(8.6)	(21.4)	(24.0)
Foreign exchange translation effects	(3.1)	1.4	(3.6)	0.6
Balance of warranty costs accrued, end of period	$48.0	$49.8	$48.0	$49.8
Current liability, included in current portion of warranties	$27.6	$28.0	$27.6	$28.0
Long-term liability, included in other liabilities	$20.4	$21.8	$20.4	$21.8

Warranty costs net of recoveries	$6.9	$5.1	$19.2	$14.9

Guarantees and Commitments
The Company has uncollateralized bank guarantees for $52.8 million, of which $47.0 million is related to tax and other litigation, $1.0 million is related to letters of credit, $0.8 million is related to performance bonds and $4.0 million is related to other items.
Litigation
On June 23, 2010, the European Commission (the Commission) issued a decision imposing a total of €326.1 million in fines, or approximately $400.0 million on the date of assessment (the EC Fine), on the former American Standard Companies Inc. (now Trane Inc., hereinafter referred to as American Standard or Trane), and certain of its European subsidiaries engaged in the Bath and Kitchen business and successor entities for infringements of European Union competition rules relating to the distribution of bathroom fixtures and fittings in a number of European countries. Pursuant to our Indemnification and Cooperation Agreement with Trane, WABCO Europe BVBA (an indirect wholly-owned subsidiary of WABCO) is responsible for, and is liable to indemnify Trane Inc. and Ideal Standard International (representing the successor to the Bath and Kitchen business, and owner of certain of the former American Standard subsidiaries) and their owners against the EC Fine.
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
On September 16, 2013, the General Court delivered its judgment and reversed in part the decision of the Commission, reducing the original fine of €326.1 million by €205.8 million to €120.3 million.  Since WABCO had paid the full amount of the EC Fine (as described above), WABCO received the full amount of the reimbursement from the Commission in the fourth quarter of 2013.  The Commission did not appeal the judgment of the General Court within the mandatory time limit. The judgment of the General Court was thus deemed final.
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
In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $9.4 million as of September 30, 2014. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes
The income tax expense was $43.3 million on pretax income of $277.5 million before adjusting for noncontrolling interest for the nine months ended September 30, 2014, and $25.8 million on pretax income of $270.1 million for the nine months ended September 30, 2013. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, during the third quarter of 2014, the Company recognized an additional tax benefit of $2.9 million primarily related to the filing of its 2013 U.S. Federal income tax return in September 2014 and changes in the Company’s recorded tax liabilities with respect to undistributed foreign earnings. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Unrecognized tax benefits at September 30, 2014 amounted to $47.0 million predominantly related to the WABCO business, which is classified as a long-term liability. There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 11. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO
Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10, the liabilities as of September 30, 2014 included no material amounts related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of September 30, 2014, the Company had indemnification liabilities of $9.4 million which are classified within long-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2014 is $43.9 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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
The following is a summary of changes in the Company’s streamlining program liabilities for the nine month period ended September 30, 2014. Activity for the period consisted primarily of termination payments and employee-related charges.

(Amounts in millions)
2008 / 2009 Program
Balance as of December 31, 2013	$5.9
Charges during the first nine months of 2014	—
Payments during the first nine months of 2014	(2.0)
Balance as of September 30, 2014	$3.9
Other Programs
Balance as of December 31, 2013	$19.0
Charges during the first nine months of 2014	10.8
Payments during the first nine months of 2014	(9.8)
Balance as of September 30, 2014	$20.0
Foreign exchange translation effects	$(0.8)
Total streamlining liability as of September 30, 2014	$23.1
A balance of $13.7 million is classified as long term and is included in other liabilities. The remaining $9.4 million is classified as short term and is included in other accrued liabilities as of September 30, 2014.
The following is a summary of current and cumulative streamlining costs:

	Charges for three months Ended September 30, 2014		Charges for nine months Ended September 30, 2014		Cumulative Charges as of September 30, 2014
(Amounts in millions)	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$0.3	$—	$5.6	$45.7	$22.2
Employee-related charges – selling and administrative	—	2.9	—	5.2	45.8	25.2
Asset write-offs	—	—	—	—	—	1.8
Total program costs	$—	$3.2	$—	$10.8	$91.5	$49.2

NOTE 13.	Post-retirement Benefits
Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2014	2013	2013	2014	2014	2013	2013
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$3.2	$—	$3.2	$—	$10.6	$0.1	$9.6	$—
Interest cost on the projected benefit obligation	5.0	0.1	5.2	0.1	14.9	0.4	15.5	0.4
Less: assumed return on plan assets	(2.0)	—	(2.3)	—	(5.9)	—	(6.8)	—
Amortization of net loss	1.3	0.1	1.6	0.1	3.8	0.3	4.7	0.3
Defined benefit plan cost	$7.5	$0.2	$7.7	$0.2	$23.4	$0.8	$23.0	$0.7

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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2014, forward contracts for an aggregate notional amount of €113.2 million ($143.6 million at September 30, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the nine months ended September 30, 2014 was $0.2 million. The majority of these exchange contracts were entered into on September 29, 2014. The fair value of the derivatives was zero at September 30, 2014.

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

The allocation of the total purchase price to the assets and liabilities assumed as of the acquisition date is provisional as of September 30, 2014, pending receipt of a final valuation of certain intangible assets. The following table summarizes the preliminary allocation of the total purchase price:

(Amounts in millions)
Cash and cash equivalents	$25.3
Trade receivables	15.6
Trade payables	(5.4)
Debt	(4.5)
Deferred tax liabilities	(13.9)
Property, plant and equipment	3.5
Intangible assets	51.1
Other assets purchased and liabilities assumed, net	(6.6)
Identifiable net assets acquired	$65.1
Goodwill	91.6
Noncontrolling interest	(5.7)
Total purchase price allocation	$151.0

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

On April 10, 2014, in connection with the acquisition of Tavares, WABCO Europe launched a mandatory public takeover bid on all remaining shares and warrants issued by Transics in accordance with applicable Belgian takeover rules. Immediately following the initial acceptance period of the public bid, WABCO Europe launched a squeeze-out procedure that closed on May 16, 2014 for an additional payment of €4.2 million ($5.7 million based on exchange rates on the acquisition date), resulting in WABCO Europe directly and indirectly owning all shares and warrants in Transics for a total net consideration of €99.9 million ($135.9 million based on exchange rates on the acquisition date).

The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

NOTE 16.	Noncontrolling Interests

On May 16, 2014, a squeeze-out procedure, launched by WABCO Europe to acquire the remaining shares and warrants issued by Transics, closed. Net consideration paid as a result of the squeeze-out amounted to $5.7 million. See Note 15 for further discussion of the acquisition.

On August 30, 2013, the Company acquired the remaining shares in its Chinese joint venture, Shandong Weiming Automotive Products (SWAP), for cash consideration of $4.6 million thus increasing its ownership from 70% to 100%. The acquisition resulted in the elimination of the noncontrolling interest and was not material to the Company's consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the third quarter of 2014, the production of new trucks and buses greater than six tons declined an estimated 3.4% year over year while WABCO’s sales in the same period increased by 4.5%, both on a reported basis and excluding foreign currency translation effects, compared to one year ago. Of this increase, 2.7% comes from the consolidated results in local currencies of Transics International, WABCO's newly acquired subsidiary.

WABCO's global aftermarket sales increased by 12.0% on both a reported and currency adjusted basis in the third quarter of 2014. This performance includes the benefits from the recently acquired Transics business and demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

During the third quarter of 2014, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $17.5 million of materials and conversion productivity, a continued solid performance for WABCO. Gross materials productivity represented 5.0% of total materials cost, while an inflation in commodity prices resulted in net materials productivity of 4.8%. Conversion productivity represented 6.3%, another robust result.
Results of Operations
Approximately 85% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to Company for 2014 compared with 2013 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Third Quarter Results of Operations for 2014 Compared with 2013

	Three Months Ended September 30,
				Excluding foreign exchange translation (a)
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$707.3	$677.1	4.5%	$707.8	4.5%
Cost of sales	487.3	477.6	2.0%	487.9	2.2%
Gross profit	220.0	199.5	10.3%	219.9	10.2%
Operating expenses	132.3	112.6	17.5%	132.0	17.2%
Operating income	87.7	86.9	0.9%	87.9	1.2%
Equity income of unconsolidated joint ventures	6.3	4.7	34.0%	6.3	34.0%
Other non-operating income/(expense), net	0.1	(0.9)	*	—	*
Interest expense, net	(0.1)	(0.2)	(50.0)%	(0.1)	(50.0)%
Income before income taxes	94.0	90.5	3.9%	94.1	4.0%
Income tax expense	9.5	8.0	18.8%	9.6	20.0%
Net income including noncontrolling interests	84.5	82.5	2.4%	84.5	2.4%
Less: net income attributable to noncontrolling interests	2.5	2.5	—%	2.4	(4.0)%
Net income attributable to Company	$82.0	$80.0	2.5%	$82.1	2.6%
* Percentage change not meaningful
* Percentage change not meaningful

(a)	The 2014 amounts adjusted for foreign currency translation were calculated using average exchange rates for the three month period ending September 30, 2013.
Sales
Our sales for the third quarter of 2014 were $707.3 million, an increase of 4.5% (4.5% excluding foreign currency translation effects) from $677.1 million in 2013. The increase, excluding foreign currency translation effects, includes 2.7% coming from the recently acquired Transics business and was also driven by increased WABCO content per vehicle and growth in our aftermarket sales, partially offset by an estimated 3.4% decline in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, decreased approximately 2.0% (1.6% excluding foreign currency translation effects) for the third quarter of 2014, primarily due to the decline in production of new trucks and buses greater than six tons, partially offset by the recently acquired Transics business and increased WABCO content per vehicle. Total sales increased 19.8% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia increased 18.4% (18.6% excluding foreign currency translation effects) driven by increases in WABCO content per vehicle in all key markets, as well as an increase in the production of new trucks and buses greater than six tons in Korea and India: sales in Japan increased 5.3% (10.6% excluding foreign currency translation effects), China increased 12.7% (13.4% excluding foreign currency translation effects), Korea increased 16.9% (10.8% excluding foreign currency translation effects) and India increased 50.2% (46.8% excluding foreign currency translation effects). Total sales in South America decreased 3.5% (4.0% excluding foreign currency translation effects), driven by an estimated 28% decline in the production of new trucks and buses in Brazil, largely offset by an increase in WABCO content per vehicle. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 12.0% (12.0% excluding foreign currency translation effects). This increase, which includes the benefits from the recently acquired Transics business, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the third quarter of 2014 was $487.3 million, an increase of $9.7 million ($10.3 million excluding foreign currency translation effects) from $477.6 million in 2013. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.0% of material savings, before a 0.2% negative impact of commodity inflation, bringing net materials productivity to 4.8% for the quarter. This productivity achievement resulted in $10.8 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor inflation and other cost escalations increased conversion costs by approximately $3.6 million, while our productivity efforts generated $6.7 million of savings, or 6.3% of the conversion costs. Warranty expenses excluding volume effects were higher compared to the third quarter of 2013 by $1.6 million due to a cost recovery from a supplier in 2013. Absorption of overhead and other costs were favorable by $1.2 million versus prior year. Volume and mix increased cost of sales by $25.5 million, but contributed $12.4 million to the improvement of gross profit. Sales price reductions had a negative impact of $7.2 million on gross profit, or 1.0% of sales. Lower streamlining expenses decreased cost of sales by $0.6 million. Foreign currency translation effects decreased cost of sales by $0.6 million and combined with translation effects on sales they improved gross profit by $0.1 million. Foreign currency transaction impacts decreased cost of sales by $1.1 million and positively affected gross profit in the amount of $1.1 million. The net result of all these changes was an increase in gross profit of $20.5 million ($20.4 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $19.7 million ($19.4 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised Transics operating costs of $9.8 million, amortization of acquired intangibles in Transics of $2.5 million, labor inflation of $3.4 million, streamlining and separation expenses of $2.6 million and a net increase in research and development investment, incentive compensation and other operating expenses of $1.1 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $1.6 million to $6.3 million in 2014 as compared to $4.7 million in 2013, primarily driven by higher income from our North American joint venture.
Other Non-Operating Income, net
Non-operating income was $0.1 million for the third quarter of 2014 compared to an expense of $0.9 million for the third quarter of 2013, mainly due to the effects of foreign currency movements resulting in a net foreign exchange gain compared to losses in prior year.
Income Taxes
The income tax expense for the third quarter of 2014 was $9.5 million on pre-tax income of $94.0 million before adjusting for noncontrolling interest, compared with $8.0 million on pre-tax income of $90.5 million before adjusting for noncontrolling interest in the third quarter of 2013.
In the three months ended September 30, 2014 and September 30, 2013 the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, during the third quarter of 2014, the Company recognized an additional tax benefit of $2.9 million primarily due to the filing of its 2013 U.S. Federal income tax return in September 2014 and changes in the Company’s recorded tax liabilities with respect to undistributed foreign earnings. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Year to Date Results of Operations for 2014 Compared with 2013

	Nine Months Ended September 30,
				Excluding foreign exchange translation (a)
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$2,171.8	$2,000.1	8.6%	$2,152.4	7.6%
Cost of sales	1,504.3	1,396.3	7.7%	1,493.7	7.0%
Gross profit	667.5	603.8	10.5%	658.7	9.1%
Operating expenses	405.2	348.7	16.2%	397.7	14.1%
Operating income	262.3	255.1	2.8%	261.0	2.3%
Equity income of unconsolidated joint ventures	17.8	12.9	38.0%	17.8	38.0%
Other non-operating (expense)/income, net	(2.7)	2.8	*	(2.6)	*
Interest income/(expense), net	0.1	(0.7)	*	0.2	*
Income before income taxes	277.5	270.1	2.7%	276.4	2.3%
Income tax expense	43.3	25.8	67.8%	44.3	71.7%
Net income including noncontrolling interests	234.2	244.3	(4.1)%	232.1	(5.0)%
Less: net income attributable to noncontrolling interests	7.8	7.4	5.4%	8.1	9.5%
Net income attributable to Company	$226.4	$236.9	(4.4)%	$224.0	(5.4)%

* Percentage change not meaningful

(a)	The 2014 amounts adjusted for foreign currency translation were calculated using average exchange rates for the nine month period ending September 30, 2013.
Sales
Our sales for the first nine months of 2014 were $2,171.8 million, an increase of 8.6% (7.6% excluding foreign currency translation effects) from $2,000.1 million in 2013. The increase, excluding foreign currency translation effects, was predominately driven by increased WABCO content per vehicle and growth in our aftermarket sales, offset by a decline of approximately 1% in the global production of new trucks and buses greater than six tons. Total sales in Europe, our largest market, increased approximately 4.7% (1.9% excluding foreign currency translation effects) for the first nine months of 2014, driven mainly by the recently acquired Transics business and increased WABCO content per vehicle, offset by a decline in production of new trucks and buses greater than six tons. Total sales increased 32.9% in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in Asia increased 16.3% (18.6% excluding foreign currency translation effects) driven primarily by increases in all key markets: Japan of 7.3% (14.1% excluding foreign currency translation effects), China of 23.6% (23.5% excluding foreign currency translation effects), Korea of 16.8% (11.0% excluding foreign currency translation effects) and India of 12.6% (20.2% excluding foreign currency translation effects). Total sales in South America decreased 9.2% (2.0% excluding foreign currency translation effects), driven by an estimated 22% decline in the production of new trucks and buses in Brazil, largely offset by an increase in WABCO content per vehicle. WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 12.3% (11.2% excluding foreign currency translation effects). This increase, which includes the benefits from the recently acquired Transics business, demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.
Cost of Sales and Gross Profit
Our cost of sales for the first nine months of 2014 was $1,504.3 million, an increase of $108.0 million ($97.4 million excluding foreign currency translation effects) from $1,396.3 million in 2013. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings, before the 0.1% negative impact of commodity inflation, bringing net materials productivity to 5.2% for the quarter. This productivity achievement resulted in $37.6 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor inflation and other cost escalations increased conversion costs by approximately $10.6 million, while our productivity efforts generated $20.4 million of savings, or 6.3% of the conversion costs. Warranty expenses excluding volume effects were higher compared to the first nine months of 2013 by $2.8 million in part due to a cost recovery from a supplier in 2013. Absorption of overhead and other costs were favorable by $0.4 million versus prior year. Volume and mix increased cost of sales by $133.6 million, but contributed $42.7 million to the improvement of gross profit. Sales price reductions had a negative impact of $25.0 million on gross profit, or 1.1% of sales. Higher streamlining expenses increased cost of sales by $1.2 million. Foreign currency translation effects increased cost of sales by $10.6 million but combined with translation effects on sales they improved gross profit by $8.8 million. Foreign currency transaction impacts increased cost of sales by $7.6 million and negatively affected gross profit in the amount of $6.6 million. The net result of all these changes was an increase in gross profit of $63.7 million ($54.9 million excluding foreign currency translation effects).
Operating Expenses
Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, increased by $56.5 million ($49.0 million excluding foreign currency translation effects). The increase excluding foreign currency translation effects comprised increases in research and development investment of $8.7 million, Transics operating costs of $24.5 million, amortization of acquired intangibles in Transics of $6.3 million, labor inflation and other people-related costs of $13.3 million and an increase in other operating expenses of $2.6 million. These increases were partially offset by reductions in incentive compensation of $4.6 million and streamlining and separation expenses of $1.8 million.
Equity Income of Unconsolidated Joint Ventures
Equity in net income of unconsolidated joint ventures increased by $4.9 million to $17.8 million in 2014 as compared to $12.9 million in 2013, primarily driven by higher income from our North American joint venture partially offset by a decrease in income from our South African joint venture.
Other Non-Operating Expense, net
Non-operating expense was $2.7 million for the first nine months of 2014 compared to income of $2.8 million for 2013 primarily driven by the prior year release of tax indemnification liabilities due to the settlement of a foreign tax audit.
Income Taxes
The income tax expense for the first nine months of 2014 was $43.3 million on pre-tax income of $277.5 million before adjusting for noncontrolling interest, compared with $25.8 million on pre-tax income of $270.1 million before adjusting for noncontrolling interest in the first nine months of 2013.
In the nine months ended September 30, 2014 and September 30, 2013 the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. In addition, during the third quarter of 2014, the Company recognized an additional tax benefit of $2.9 million primarily due to the filing of its 2013 U.S. Federal income tax return in September 2014 and changes in the Company’s recorded tax liabilities with respect to undistributed foreign earnings. As disclosed in the 2013 Form 10-K, the Company released a valuation allowance related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. The release of this valuation allowance was recorded as an income tax benefit as of December 31, 2013 which significantly reduced our effective tax rate in the year of release. As expected our effective tax rate increased following this release of the valuation allowance. Our net income and effective tax rate will continue to be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, the Revolving Credit Facility, the use of operating leases and the Accounts Receivable Securitization Program, which expired on September 26, 2014 as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.
Cash Flows for the Nine Months Ended September 30, 2014
Net cash provided by operating activities was $210.8 million for the first nine months of 2014. This compared with net cash provided by operating activities of $248.1 million for the first nine months of 2013.
The Company recorded net income including noncontrolling interests of $234.2 million for the first nine months of 2014 compared with $244.3 million for the first nine months of 2013. Net income attributable to the Company for the first nine months of 2014 included noncash elements such as depreciation and amortization of $75.8 million. Our working capital increased $135.3 million for the nine months ended September 30, 2014 compared to an increase of $56.4 million for the nine months ended September 30, 2013. This increase was mainly due to the expiration of our Accounts Receivable Securitization Program whereupon we repurchased $111.7 million of accounts receivable.
Other accrued liabilities and taxes increased $11.0 million for the first nine months of 2014 compared to $16.3 million for the first nine months of 2013. The major drivers of this increase were accruals for payroll and tax related items, partially offset by payments made on our annual incentive compensation. Other current and long-term assets for the first nine months of 2014 decreased $9.3 million compared to an increase of $30.9 million for the first nine months of 2013. The decrease was primarily due to the release of $38.2 million of restricted cash upon expiration of our Accounts Receivable Securitization Program, partially offset by increases in notes receivable from our Chinese operations as well as tax-related items. Other long-term liabilities for the first nine months of 2014 increased $6.0 million compared to a decrease of $1.6 million for the first nine months of 2013, and the main driver of this change was the accrual for tax indemnification liabilities in the first quarter of 2014 related to a foreign tax audit.
The net cash used in investing activities amounted to $164.5 million in the first nine months of 2014 compared to net cash used in investing activities of $67.7 million in the first nine months of 2013. This included $125.9 million of net cash paid during 2014 related to the acquisition of Tavares as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements. The net cash usage for 2014 also includes capital expenditures of $33.2 million of investments in tooling, $46.8 million in plant and equipment and $9.3 million in software to support the Company's long-term growth strategies, including the construction of a new plant in Poland. This compared with $29.8 million of investments in tooling, $28.5 million in plant and equipment and $9.4 million in software during the first nine months of 2013. We also received proceeds from the sale of $50.7 million of short-term investments during 2014.
The net cash used by financing activities during the first nine months of 2014 amounted to $104.7 million compared to net cash used by financing activities of $166.2 million during the first nine months of 2013.
Our total third-party debt increased $192.7 million for the first nine months of 2014 compared to a decrease of $52.9 million for the first nine months of 2013. This increase was primarily driven by additional borrowings on our revolving credit facility, a large portion of which funds our share repurchase program.
We received $12.1 million of stock option proceeds during 2014 compared with $44.4 million in 2013. The number of stock options exercised in the first nine months of 2014 and 2013 was 319,168 and 1,457,037, respectively.
We paid $5.7 million during the second quarter of 2014 for the acquisition of the remaining ownership interest in Transics as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements. We also paid $4.6 million during the third quarter of 2013 to acquire the remaining ownership interest in our Chinese joint venture, SWAP.
During the first nine months of 2014, the Company repurchased shares for a total amount of $301.4 million of which $1.9 million was not settled until after September 30, 2014. As of September 30, 2014, the Company had repurchased shares for a total amount of $921.7 million under the authorized repurchase programs as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, and had the authority to make an additional $78.3 million of share repurchases.
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

As of September 30, 2014, the Facility is our principal bank credit facility, and it will expire on September 1, 2018. Under the Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $400 million. Up to $50 million under the Facility may be used for issuing letters of credit, of which $49.0 million was unused as of September 30, 2014, and up to $50 million is available in the form of swingline loans, of which $50.0 million was unused as of September 30, 2014. The outstanding balance on the Facility as of September 30, 2014 was $276.0 million and the balance of letters of credit issued was $1.0 million.

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

The Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the Facility, to $400 million, of which not more than $150 million may be secured. As of September 30, 2014, the Company had the ability to borrow an incremental $123.0 million under our principal credit facility and was in compliance with all the covenants.

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

Also, various subsidiaries had borrowings from banks totaling $5.6 million, of which $1.6 million was classified as long-term debt. The remaining $4.0 million supports local working capital requirements.
Accounts Receivable Securitization Program
As previously discussed, our Accounts Receivable Securitization Program expired on September 26, 2014 and was not renewed.
During the nine months ended September 30, 2014 and prior to the expiration of the Accounts Receivable Securitization Program, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program during the nine months ended September 30, 2014 was €545.7 million ($739.9 million at average exchange rates for the nine months ended September 30, 2014).
In connection with the expiration of the Accounts Receivable Securitization Program, the Company entered into a separate agreement with Société Générale to repurchase accounts receivable amounting to €88.1 million ($111.7 million at September 30, 2014 exchange rates). A subordinated deposit of $38.2 million was also released to the Company, resulting in a net decrease in cash and cash equivalents of $73.5 million.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part and through the expiration of the Accounts Receivable Securitization Program, the Company continued to service the receivables. The Company sold the receivables at face value, but received actual funding net of the subordinated deposit account until collections were received from customers for the receivables sold. The Company was exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at September 30, 2014 were both immaterial. Servicing fees for the program were $0.6 million for the nine months ended September 30, 2014.
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

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2014, forward contracts for an aggregate notional amount of €113.2 million ($143.6 million at September 30, 2014 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.2 million for the nine months ended September 30, 2014. The majority of these exchange contracts were entered into on September 29, 2014. The fair value of the derivatives was zero as of September 30, 2014.
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
Critical Accounting Policies and Estimates
Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 14 to the Consolidated Financial Statements for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2014.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved three programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2014 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2013	10,155,343	$61.08	10,155,343	$379,722,420

January 1 - January 31	93,164	$91.12	93,164	$371,233,509
February 1 - February 28	33,272	$99.14	33,272	$367,934,862
March 1 - March 31	851,771	$103.86	851,771	$279,469,217
Total first quarter	978,207	$102.49	978,207	$279,469,217

Total through March 31, 2014	11,133,550	$64.72	11,133,550	$279,469,217

April 1 - April 30	62,715	$103.87	62,715	$272,955,018
May 1 - May 31	431,656	$106.34	431,656	$227,052,032
June 1 - June 30	439,968	$108.79	439,968	$179,135,862
Total second quarter	934,339	$107.33	934,339	$179,135,862

Total through June 30, 2014	12,067,889	$68.02	12,067,889	$179,135,862

July 1 - July 31	334,672	$104.42	334,672	$144,190,892
August 1 - August 31	266,100	$101.19	266,100	$117,264,995
September 1 - September 30	397,600	$98.02	397,600	$78,292,671
Total third quarter	998,372		998,372	$78,292,671

Total through September 30, 2014	13,066,261		13,066,261	$78,292,671

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
October 24, 2014

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
101
The following financial information from WABCO Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 24, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements.