Form 10-Q
period 2015-06-30
WABCO Holdings Inc.
filed 2015-07-24
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Chaussée de la Hulpe 166 1170 Brussels, Belgium

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 20, 2015	57,942,254

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2015	2014	2015	2014
Sales	$661.1	$735.0	$1,313.3	$1,464.5
Cost of sales	453.6	505.3	892.2	1,017.0
Gross Profit	207.5	229.7	421.1	447.5
Costs and expenses:
Selling and administrative expenses	90.2	96.2	178.2	189.1
Product engineering expenses	36.2	41.1	74.6	77.4
Other operating expense, net	0.5	2.0	2.2	6.4
Operating income	80.6	90.4	166.1	174.6
Equity income of unconsolidated joint ventures, net	8.0	5.8	14.6	11.5
Other non-operating (expense)/income, net	(0.9)	(0.5)	1.0	(2.8)
Interest (expense)/income, net	(0.9)	0.1	(1.6)	0.2
Income before income taxes	86.8	95.8	180.1	183.5
Income tax expense	18.5	17.9	37.0	33.7
Net income including noncontrolling interests	68.3	77.9	143.1	149.8
Less: net income attributable to noncontrolling interests	2.5	2.9	5.4	5.4
Net income attributable to Company	$65.8	$75.0	$137.7	$144.4
Net income attributable to Company per common share
Basic	$1.13	$1.24	$2.37	$2.37
Diluted	$1.12	$1.23	$2.35	$2.35
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	58,063,388	60,410,581	58,159,649	60,837,176
Diluted	58,493,352	61,041,885	58,663,339	61,516,769
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2015	2014	2015	2014
Net income including noncontrolling interests	$68.3	$77.9	$143.1	$149.8
Foreign currency translation gains/(losses)	29.3	(2.8)	(71.3)	(3.0)
Unrealized (losses)/gains on benefit plans, net	(6.5)	0.7	18.1	1.7
Unrealized losses on hedges, net	—	—	(1.3)	—
Unrealized gains on investments	—	0.1	—	0.2
Comprehensive income	91.1	75.9	88.6	148.7
Less: comprehensive income attributable to noncontrolling interests	1.5	2.8	4.9	6.7
Comprehensive income attributable to Company	$89.6	$73.1	$83.7	$142.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$488.6	$411.7
Short-term investments	45.0	—
Accounts receivable, less allowance for doubtful accounts of $3.9 in 2015 and $4.1 in 2014	489.7	445.6
Inventories:
Finished products	94.5	87.3
Products in process	6.5	7.5
Raw materials	99.9	94.8
Taxes receivable	4.0	4.1
Future income tax benefits	18.7	20.8
Guaranteed notes receivable	54.6	52.8
Other current assets	102.2	57.9
Total current assets	1,403.7	1,182.5
Property, plant and equipment, less accumulated depreciation	404.9	424.9
Goodwill	390.9	421.0
Long-term future income tax benefits	248.2	268.7
Investments in unconsolidated joint ventures	21.6	19.6
Intangible assets, net	69.3	78.4
Other assets	56.4	37.6
TOTAL ASSETS	$2,595.0	$2,432.7
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$3.0	$8.1
Accounts payable	159.3	121.2
Accrued payroll	101.5	103.9
Current portion of warranties	24.8	25.8
Accrued expenses	58.9	58.5
Other accrued liabilities	111.0	100.2
Total current liabilities	458.5	417.7
Long-term debt	498.8	307.1
Post-retirement benefits	555.3	595.0
Deferred tax liabilities	123.0	129.2
Long-term income tax liabilities	47.5	48.5
Other liabilities	42.2	46.2
TOTAL LIABILITIES	1,725.3	1,543.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,459,026 in 2015; 77,961,040 in 2014; and shares outstanding: 57,848,394 in 2015; 58,425,873 in 2014	0.8	0.8
Capital surplus	846.2	828.3
Treasury stock, at cost: 20,610,632 shares in 2015; 19,535,167 shares in 2014	(1,372.4)	(1,248.1)
Retained earnings	1,800.9	1,663.3
Accumulated other comprehensive income	(456.7)	(402.7)
Total shareholders’ equity	818.8	841.6
Noncontrolling interests	50.9	47.4
Total equity	869.7	889.0
TOTAL LIABILITIES AND EQUITY	$2,595.0	$2,432.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2015	2014
Operating activities:
Net income including noncontrolling interests	$143.1	$149.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.9	40.8
Amortization of intangibles	9.9	8.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	(2.1)	(1.0)
Non-cash stock compensation	7.0	7.6
Deferred income tax benefit	(0.3)	(0.6)
Post-retirement benefit expense	20.9	16.4
Loss on sale or disposal of property, plant and equipment	0.2	0.2
Changes in assets and liabilities:
Accounts receivable, net	(68.8)	(38.5)
Inventories	(21.5)	(12.8)
Accounts payable	45.4	22.5
Other accrued liabilities and taxes	15.7	(2.5)
Other current and long-term assets	(9.8)	(16.5)
Other long-term liabilities	(1.6)	3.7
Post-retirement benefit payments	(10.0)	(15.3)
Net cash provided by operating activities	165.0	162.7
Investing activities:
Purchases of property, plant and equipment	(37.7)	(44.0)
Investments in capitalized software	(5.8)	(7.1)
Purchases of short-term and other investments	(82.5)	—
Cost of preferred stock investment	(20.0)	—
Acquisitions of businesses, net	—	(125.9)
Net cash used in investing activities	(146.0)	(177.0)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	577.8	152.0
Repayments of revolving credit facilities	(385.0)	—
Net repayments of short-term debt	(4.8)	(14.8)
Purchases of treasury stock	(120.5)	(194.4)
Dividends to noncontrolling interest holders	(1.5)	(2.5)
Purchase of subsidiary shares from noncontrolling interest	—	(5.7)
Proceeds from exercise of stock options	15.9	11.2
Net cash provided/(used) in financing activities	81.9	(54.2)
Effect of exchange rate changes on cash and cash equivalents	(24.0)	(3.5)
Net increase/(decrease) in cash and cash equivalents	76.9	(72.0)
Cash and cash equivalents at beginning of period	411.7	472.8
Cash and cash equivalents at end of period	$488.6	$400.8
Cash paid during the period for:
Interest	$2.1	$0.6
Income taxes	$33.2	$19.3
Non cash items for the period:
Treasury stock purchase accrual	$3.9	$6.1
Unrealized gain on investments	$—	$0.2
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively WABCO or the Company) develops, manufactures and sells advanced braking, stability, suspension and transmission automation and air management control systems primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for heavy- and medium-sized trucks, buses and trailers. We supply advanced electronic suspension controls and vacuum pumps to the passenger car and SUV markets in Europe, North America and Asia. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products primarily to four groups of customers around the world: truck and bus original equipment manufacturers (OEMs), trailer OEMs, commercial vehicle aftermarket distributors of replacement parts and services, and automotive OEMs. We also provide remanufacturing services globally.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2014, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2015.

NOTE 2.	Recently Issued Accounting Standards

The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements.

In June 2015, the FASB issued Accounting Standards Update 2015-10 (ASU 2015-10) Technical Corrections and Improvements, which clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted, and the Company adopted the provisions of ASU 2015-03 retrospectively as of June 30, 2015. There was no impact from adoption of this guidance on prior period information presented in the condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.

NOTE 3.	Comprehensive Income

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2015	2014	2015	2014
Foreign currency translation adjustments:
Balance at beginning of period	(248.0)	(7.1)	(148.1)	(5.5)
Adjustment for the period	30.3	(3.4)	(69.6)	(5.0)
Balance at end of period	(217.7)	(10.5)	(217.7)	(10.5)

Losses on intra-entity transactions (1):
Balance at beginning of period	(11.1)	(8.8)	(9.9)	(8.9)
Adjustment for the period	—	0.6	(1.2)	0.7
Balance at end of period	(11.1)	(8.2)	(11.1)	(8.2)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.1	0.2	—
Adjustment for the period	—	0.1	—	0.2
Amounts reclassified to earnings, net	—	—	—	—
Balance at end of period	0.2	0.2	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.3)	—	—	—
Adjustment for the period (2)	—	—	(1.3)	—
Amounts reclassified to earnings, net	—	—	—	—
Balance at end of period	(1.3)	—	(1.3)	—

Pension and post-retirement plans:
Balance at beginning of period	(220.3)	(108.0)	(244.9)	(109.0)
Other comprehensive income before reclassifications	(9.1)	(0.3)	13.1	(0.3)
Amounts reclassified to earnings, net (3)	2.6	1.0	5.0	2.0
Balance at end of period	$(226.8)	$(107.3)	$(226.8)	$(107.3)

Accumulated other comprehensive loss at end of period	$(456.7)	$(125.8)	$(456.7)	$(125.8)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) The adjustment for the period is net of taxes of $0.7 million for the six months ended June 30, 2015. See Note 14 for further discussion.

(3) This accumulated other comprehensive income component, net of taxes of $1.0 million and $0.4 million for the three months ended June 30, 2015 and 2014 and $2.0 million and $0.8 million for the six months ended June 30, 2015 and 2014, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 4.	Financing Receivables

As discussed in the Company's 2014 Form 10-K, the Company had previously established an accounts receivable securitization program (the Accounts Receivable Securitization Program) which expired on September 26, 2014 and was not renewed. Prior to the expiration of this program, the Company had sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860,

Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program for the first six months of 2014 were €367.2 million ($499.3 million at average exchange rates for the six months ended June 30, 2014).

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimated the fair value of sold receivables using Level 3 inputs and based the estimate on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part and through the expiration of the Accounts Receivable Securitization Program, the Company continued to service the receivables. The Company sold the receivables at face value, but received actual funding net of a subordinated deposit account with Société Générale until collections were received from customers for the receivables sold. The Company was exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due amounts outstanding at June 30, 2014 were immaterial. Servicing fees paid for the program were $0.5 million for the six months ended June 30, 2014.

Other receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2015 and 2014 were $45.7 million and $30.4 million, respectively. Expenses related to discounting these notes amounted to $0.2 million for the six months ended June 30, 2015. There were no expenses for the six months ended June 30, 2014. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $54.6 million and $59.4 million as of June 30, 2015 and December 31, 2014, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2015 or December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average incremental shares included	429,964	631,304	503,690	679,593
Shares excluded due to anti-dilutive effect	—	—	190	1,344

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the six month period ended June 30, 2015.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2014	77,961,040	(19,535,167)	58,425,873
Shares issued upon exercise of stock options	377,792	—	377,792
Shares issued upon vesting of RSUs	116,019	—	116,019
Shares issued for DSUs	4,175	—	4,175
Shares purchased for treasury	—	(1,075,465)	(1,075,465)
Balance, June 30, 2015	78,459,026	(20,610,632)	57,848,394

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2015, no shares have been reissued.

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

As of June 30, 2015, the Company has repurchased a total of $1,096.1 million of shares under these four repurchase programs, leaving an unexpended balance of $375.7 million available to repurchase shares in the future. Subsequent to June 30, 2015, the Company repurchased an additional 106,000 shares for a total of $13.0 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period, and the Company’s best estimate of ultimate performance against the respective targets is applied to the grant date fair value of the award on a straight-line basis over the requisite vesting period of the awards to determine compensation expense on the award. As of June 30, 2015, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2015	2014	2015	2014
Stock-based compensation	$3.3	$4.2	$7.0	$7.6

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	65,394	$116.51	78,342	$99.76
PSUs Granted	58,630	$116.38	65,508	$103.41
DSUs Granted	5,512	$130.73	6,680	$107.88
Stock Awards Granted	—	$—	800	$96.37
Total Awards	129,536		151,330

The RSUs granted during the periods presented above have vesting terms as follow:

	Six Months Ended June 30,
	2015	2014
Vest in equal annual installments over three years	62,055	74,756
Vest after two years	652	—
Vest after three years	2,687	3,586
Total RSUs granted	65,394	78,342

NOTE 8.	Debt

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015).

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or part of the Senior Notes plus any accrued and unpaid interest to the date of prepayment and certain penalties as defined in the Note Purchase Agreement. The Company may also be required, subject to certain events and conditions, to make an offer to prepay all of the Senior Notes including any accrued and unpaid interest to the date of prepayment. Each holder has the option to accept or reject such offer to prepay.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness ratio and a consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each period of twelve consecutive months. The Company is further required to maintain a ratio of consolidated EBITDA to consolidated net interest expense of not more than three times at the end of each fiscal quarter. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2015.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the 2011 Facility) with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers. As of June 30, 2015, this is our principal bank credit facility and it expires on September 1, 2018 pursuant to an amendment agreement to extend the original expiry date.

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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $50 million under the 2011 Facility may be used for issuing letters of credit, of which $49.3 million was unused as of June 30, 2015, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of June 30, 2015.

The following table summarizes the balance outstanding on these facilities:

	As of June 30, 2015		As of December 31, 2014
(Amounts in millions)	Outstanding borrowings	Letters of credit	Outstanding borrowings	Letters of credit
2011 Facility	$—	$0.7	$206.0	$0.9
2014 Facility	$—	$—	$100.0	$—
	$—	$0.7	$306.0	$0.9

Incremental ability to borrow	$499.3		$193.1

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $400 million under the 2011 Facility and $500 million under the 2014 Facility, of which not more than $150 million may be secured. Financial covenants are not subject to any future changes in U.S. GAAP accounting standards and all cash on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of June 30, 2015.

Other Debt

As of June 30, 2015, various subsidiaries also had borrowings from banks totaling $3.9 million, of which $0.9 million was classified as long-term debt. The remaining $3.0 million supports local working capital requirements. This is in comparison to $9.2 million as of December 31, 2014 of which $1.1 million was classified as long-term debt.

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
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2015	2014	2015	2014
Balance of warranty costs accrued, beginning of period	$41.0	$52.2	$45.2	$51.6
Warranty costs accrued	6.5	7.3	11.6	14.6
Warranty claims settled	(5.7)	(7.0)	(10.9)	(13.5)
Foreign exchange translation effects	1.1	(0.3)	(3.0)	(0.5)
Balance of warranty costs accrued, end of period	$42.9	$52.2	$42.9	$52.2
Current liability, included in current portion of warranties	$24.8	$30.4	$24.8	$30.4
Long-term liability, included in other liabilities	$18.1	$21.8	$18.1	$21.8

Warranty costs net of recoveries	$6.5	$5.1	$11.6	$12.4

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $48.7 million, of which $43.1 million is related to tax and other litigation, $0.7 million is related to letters of credit, $0.7 million is related to performance bonds and $4.2 million is related to other items.

Right of Recourse

In the ordinary course of business, the Company may receive banker's acceptance drafts from customers in China in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 30, 2015, the Company had approximately $15.2 million of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $1.8 million as of June 30, 2015. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes

The income tax expense was $37.0 million on pretax income of $180.1 million before adjusting for noncontrolling interest for the six months ended June 30, 2015, and $33.7 million on pretax income of $183.5 million for the six months ended June 30, 2014. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $1.6 million during the six months ended June 30, 2015 due to the settlement of a foreign tax audit and the expiration of a statute of limitation.

Unrecognized tax benefits at June 30, 2015 amounted to $47.5 million, which is classified as a long-term liability. There are no unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath and Kitchen business as further discussed in Note 11. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As noted in Note 10, the liabilities as of June 30, 2015 included no amounts related to non-U.S. entities of Trane’s former Bath and Kitchen business but for which WABCO entities have obligations directly to non-U.S. tax authorities. In addition, as of June 30, 2015, the Company had indemnification liabilities of $1.8 million of which $0.7 million are classified within long-term liabilities and $1.1 million are classified within short-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2015 is $32.8 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 12.	Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008 (the 2008/2009 Program), which began with a consultative process with works councils and employee representatives globally. The 2008/2009 Program reduced our global workforce by approximately 1,800 employees. This level of reduction in workforce brought our capacity in line with market demand, while still allowing us to continue our focus on core strategies, including technology, new products, globalization, and quality and productivity initiatives. We believe the completion of these actions created sufficient flexibility in production and helped us to cope with anticipated demand volatility. The Company does not expect to incur any further charges on the 2008/2009 Program and has fully paid all liabilities related to this program in 2015.

Based on the Company’s efforts to maintain our global footprint, the Company will periodically enter into other streamlining programs as deemed necessary (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the six month period ended June 30, 2015. Activity for the period consisted primarily of termination payments and employee-related charges.

(Amounts in millions)
2008 / 2009 Program
Balance as of December 31, 2014	$3.3
Charges during the first six months of 2015	—
Payments during the first six months of 2015	(3.3)
Balance as of June 30, 2015	$—
Other Programs
Balance as of December 31, 2014	$30.6
Charges during the first six months of 2015	9.4
Payments during the first six months of 2015	(3.7)
Balance as of June 30, 2015	$36.3
Foreign exchange translation effects	$(4.2)
Total streamlining liability as of June 30, 2015	$32.1

A balance of $11.8 million is included in other liabilities (non-current) and $20.3 million is included in other accrued liabilities (current) as of June 30, 2015.

The following is a summary of current and cumulative streamlining costs:

	Charges for three months Ended June 30, 2015		Charges for six months Ended June 30, 2015		Cumulative Charges as of June 30, 2015
(Amounts in millions)	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs	2008/2009 Program	Other Programs
Employee-related charges – cost of sales	$—	$0.9	$—	$2.9	$45.7	$29.4
Employee-related charges – selling and administrative	—	6.0	—	6.2	45.8	42.3
Asset write-offs	—	—	—	—	—	2.9
Other streamlining charges	—	0.3	—	0.3	—	0.3
Total program costs	$—	$7.2	$—	$9.4	$91.5	$74.9

NOTE 13.	Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$4.3	$0.1	$3.4	$0.1	$8.9	$0.1	$6.7	$0.1
Interest cost on the projected benefit obligation	4.4	0.1	5.3	0.1	8.8	0.2	10.6	0.2
Less: assumed return on plan assets	(1.9)	—	(2.1)	—	(3.9)	—	(4.1)	—
Amortization of net loss	3.3	0.1	1.4	0.1	6.6	0.2	2.7	0.2
Defined benefit plan cost	$10.1	$0.3	$8.0	$0.3	$20.4	$0.5	$15.9	$0.5

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

The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges. During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 8. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, has been recognized in other comprehensive income for the six months ended June 30, 2015. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the six months ended June 30, 2015 was also immaterial.

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2015, forward contracts for an aggregate notional amount of €82.4 million ($92.6 million at June 30, 2015 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the six months ended June 30, 2015 was $0.2 million. The majority of these exchange contracts were entered into on June 29, 2015. The fair value of the derivatives was $0.3 million at June 30, 2015.

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
Executive Overview

In the second quarter of 2015, the production of new trucks and buses greater than six tons declined an estimated 10% versus the same period last year. WABCO’s sales in the same period decreased by 10.1% on a reported basis and increased 6.4% excluding foreign currency translation effects, compared to one year ago.

WABCO's global aftermarket sales decreased 12.4% (increased 6.5% excluding foreign currency translation effects) in the second quarter of 2015. This increase excluding foreign currency translation effects was generated by the continuous offering of differentiated products and services in the aftermarket, a key pillar to WABCO's market outperformance strategy.

During the second quarter of 2015, WABCO's Operating System continued to enable fast and flexible responses to major market changes, delivering $17.9 million of materials and conversion productivity, a continued solid performance for WABCO. Gross materials productivity represented 5.5% of total materials cost, while inflation in raw material prices combined with a strengthening U.S. dollar resulted in net materials productivity of 4.4%. Conversion productivity represented 6.5%, a continued robust result for WABCO.
Results of Operations
Approximately 83% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, gross profit, expenses, pre-tax income and net income attributable to WABCO for 2015 compared with 2014 are presented both with and without the effects of foreign currency translation. Changes in sales, gross profit, expenses, pre-tax income and net income excluding foreign exchange effects are calculated using current year sales, gross profit, expenses, pre-tax income and net income translated at prior year exchange rates. Presenting changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, gross profit, expenses, pre-tax income and net income excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

Second Quarter Results of Operations for 2015 Compared with 2014

	Three Months Ended June 30,			Excluding foreign exchange translation **
(Amounts in millions)	2015	2014	% change reported	2015 adjusted amount	% change adjusted
Sales	$661.1	$735.0	(10.1)%	$782.4	6.4%
Cost of sales	453.6	505.3	(10.2)%	535.5	6.0%
Gross profit	207.5	229.7	(9.7)%	246.9	7.5%

Operating expenses	126.9	139.3	(8.9)%	151.9	9.0%
Equity income of unconsolidated joint ventures	8.0	5.8	37.9%	8.0	37.9%
Other non-operating expense, net	(0.9)	(0.5)	80.0%	(0.3)	(40.0)%
Interest (expense)/income, net	(0.9)	0.1	*	(0.8)	*
Income tax expense	18.5	17.9	3.4%	19.5	8.9%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the three month period ending June 30, 2014.

Sales

Our sales for the second quarter of 2015 were $661.1 million, a decrease of 10.1% (increase of 6.4% excluding foreign currency translation effects) from $735.0 million in 2014. The increase, excluding foreign currency translation effects, was mainly driven by an increase in WABCO content per vehicle and growth in our aftermarket sales and partially offset by an estimated 10% decline in the global production of new trucks and buses greater than six tons.

Total sales in Europe, our largest market, decreased approximately 15.2% (increased 4.9% excluding foreign currency translation effects) for the second quarter of 2015. This increase excluding foreign currency translation effects was primarily driven by growth in West European original equipment manufacturers partially offset by declined production of new trucks and buses in the East European market. Sales increased 11.7% in North America due to increased production of new trucks and buses and increased WABCO content per vehicle. Sales in South America, however, decreased 44.4% (23.8% excluding foreign currency translation effects), driven by an estimated 40% decline in the production of new trucks and buses in the region, partially offset by growth in aftermarket sales.

Total sales in Asia decreased 0.2% (increased 6.4% excluding foreign currency translation effects) compared to an estimated 17% decline in new vehicle production in the region. This increase excluding foreign currency translation effects was mainly driven by increases in all key markets except Korea. Sales in Japan decreased 6.1% (increased 11.8% excluding foreign currency translation effects) despite lower new vehicle production due to increased WABCO content per vehicle. China increased 5.2% (4.7% excluding foreign currency translation effects) driven by higher content per vehicle in part resulting from extended ABS regulations. Korea decreased 29.5% (22.8% excluding foreign currency translation effects) due to a declined domestic market after implementation of the EURO V platform as well as weak demand for truck exports. India increased 12.6% (19.5% excluding foreign currency translation effects) driven mainly to higher production of new trucks and buses greater than six tons.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 12.4% (increased 6.5% excluding foreign currency translation effects). This increase excluding foreign currency translation effects demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

Cost of Sales and Gross Profit

Our cost of sales for the second quarter of 2015 was $453.6 million, a decrease of $51.7 million (increase of $30.2 million excluding foreign currency translation effects) from $505.3 million in 2014. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.5% of material savings, before a 1.1% negative impact of inflation on raw materials, bringing net materials productivity to 4.4% for the quarter. This productivity achievement resulted in $10.7 million of material cost savings. Our second largest expense within the cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor inflation and other cost escalations increased conversion costs by approximately $4.2 million, while our productivity efforts generated $7.2 million of savings, or 6.5% of the conversion costs. Warranty expenses excluding volume effects were higher compared to the second quarter of 2014 by $2.1 million due to a cost recovery from a supplier in 2014. Absorption of overhead and other costs increased by $3.4 million versus the second quarter of 2014. Volume and mix increased cost of sales by $42.8 million, but contributed $16.2 million to the improvement of gross profit. Sales price reductions had a negative impact of $11.6 million on gross profit, or 1.5% of sales. Lower streamlining expenses decreased cost of sales by $1.1 million. Foreign currency translation effects decreased cost of sales by $81.9 million and, combined with translation effects on sales, negatively impacted gross profit by $39.4 million. Foreign currency transaction impacts also decreased cost of sales by $3.3 million and positively impacted gross profit in the amount of $3.3 million. The net result of all of these changes was a decrease in gross profit of $22.2 million (increase of $17.2 million excluding foreign currency translation effects).

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $12.4 million (increased $12.6 million excluding foreign currency translation effects). The main drivers of the increase excluding foreign currency translation effects consisted of labor inflation of $4.0 million, higher pension expense of $3.7 million, higher streamlining expenses of $6.1 million, as well as an additional $0.8 million investment in our research and development programs. These increases were partially offset by other net cost savings of $2.0 million.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $2.2 million to $8.0 million for the second quarter of 2015 as compared to $5.8 million for the second quarter of 2014, primarily driven by higher income from our North American joint venture.

Other Non-Operating Expense, net

Non-operating expense was $0.9 million for the second quarter of 2015 compared to $0.5 million for the second quarter of 2014, mainly due to an increase in tax indemnification liabilities in 2015.

Income Taxes

The income tax expense for the second quarter of 2015 was $18.5 million on pre-tax income of $86.8 million before adjusting for noncontrolling interest, compared with $17.9 million on pre-tax income of $95.8 million before adjusting for noncontrolling interest in the second quarter of 2014. The effective rate for the second quarter of 2015 was 21.3% compared with 18.7% for the same period in 2014. The change in the effective rate is due primarily to increased earnings in high-taxed jurisdictions and the benefit of tax credits in 2014. In the three months ended June 30, 2015 and June 30, 2014, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning.

Year to Date Results of Operations for 2015 Compared with 2014

	Six Months Ended June 30,			Excluding foreign exchange translation **
(Amounts in millions)	2015	2014	% change reported	2015 adjusted amount	% change adjusted
Sales	$1,313.3	$1,464.5	(10.3)%	$1,539.6	5.1%
Cost of sales	892.2	1,017.0	(12.3)%	1,041.7	2.4%
Gross profit	421.1	447.5	(5.9)%	497.9	11.3%

Operating expenses	255.0	272.9	(6.6)%	302.6	10.9%
Equity income of unconsolidated joint ventures	14.6	11.5	27.0%	14.7	27.8%
Other non-operating income/(expense), net	1.0	(2.8)	*	—	*
Interest (expense)/income, net	(1.6)	0.2	*	(1.5)	*
Income tax expense	37.0	33.7	9.8%	38.7	14.8%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the six month period ending June 30, 2014.

Sales

Our sales for the first six months of 2015 were $1,313.3 million, a decrease of 10.3% (increase of 5.1% excluding foreign currency translation effects) from $1,464.5 million in 2014. The increase, excluding foreign currency translation effects, was mainly driven by an increase in WABCO content per vehicle and growth in our aftermarket sales and partially offset by an estimated 9% decline in the global production of new trucks and buses greater than six tons.

Total sales in Europe, our largest market, decreased approximately 16.0% (increased 3.4% excluding foreign currency translation effects) for the first six months of 2015. This increase excluding foreign currency translation effects was driven by aftermarket growth and increased WABCO content per new vehicle, partially offset by increased dual sourcing on some EURO VI platforms. Sales increased 12.5% in North America due primarily to increased production of new trucks and buses. Sales in South America decreased 42.7% (26.9% excluding foreign currency translation effects) driven by an estimated 40% decline in the production of new trucks and buses in the region, partially offset by growth in aftermarket sales.

Total sales in Asia increased 2.6% (8.8% excluding foreign currency translation effects) driven primarily by increases in WABCO content per vehicle in all key markets except Korea as well as an increase in the production of new trucks and buses greater than six tons in India, partially offset by declined vehicle production in Japan, China and Korea: sales in Japan decreased 8.3% (increased 7.8% excluding foreign currency translation effects), China increased 4.6% (5.5% excluding foreign currency translation effects), Korea decreased 26.2% (20.2% excluding foreign currency translation effects) and India increased 25.3% (29.8% excluding foreign currency translation effects).

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased by 10.4% (increased 7.4% excluding foreign currency translation effects). This increase excluding foreign currency translation effects demonstrates the continued success of the Company's aftermarket strategies initiated several years ago.

Cost of Sales and Gross Profit

Our cost of sales for the first six months of 2015 was $892.2 million, a decrease of $124.8 million (increase of $24.7 million excluding foreign currency translation effects) from $1,017.0 million in 2014. Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings, before a 1.1% negative impact of inflation on raw materials, bringing net materials productivity to 4.2% for the quarter. This productivity achievement resulted in $20.6 million of material cost savings. Our second largest expense within cost of sales is for labor and other costs associated with converting our purchased components and parts into finished goods. Labor inflation and other cost escalations increased conversion costs by approximately $8.5 million, while our productivity efforts generated $14.3 million of savings, or 6.6% of the conversion costs. Warranty expenses excluding volume effects increased compared to the first six months of 2014 by $0.4 million. Absorption of overhead and other costs increased by $1.4 million versus the first six months of 2014. Volume and mix increased cost of sales by $65.1 million, but contributed $30.7 million to the improvement of gross profit. Sales price reductions had a negative impact of $20.7 million on gross profit, or 1.3% of sales. Lower streamlining expenses decreased cost of sales by $1.7 million. Foreign currency translation effects decreased cost of sales by $149.5 million and combined with translation effects on sales they negatively impacted gross profit by $76.8 million. Foreign currency transaction impacts also decreased cost of sales by $14.1 million and positively impacted gross profit in the amount of $14.1 million. The net result of all of these changes was a decrease in gross profit of $26.4 million (increase of $50.4 million excluding foreign currency translation effects).

Operating Expenses

Operating expenses, which include selling and administrative expenses, product engineering expenses and other operating expenses, decreased by $17.9 million (increased $29.7 million excluding foreign currency translation effects). This increase excluding foreign currency translation effects consisted of incremental Transics operating costs of $5.1 million and incremental amortization of acquired intangibles of $1.5 million related to the timing of a mid-quarter acquisition in the first quarter of 2014, labor inflation of $7.8 million, higher pension expense of $7.2 million and higher streamlining expenses of $5.9 million. These were partially offset by other net cost savings of $3.2 million. We also invested an additional $5.4 million primarily focused on our critical research and development programs.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $3.1 million to $14.6 million the first six months of 2015 as compared to $11.5 million the first six months of 2014, primarily driven by higher income from our North American joint venture.

Other Non-Operating Income, net

Non-operating income was $1.0 million for the first six months of 2015 compared to an expense of $2.8 million the first six months of 2014, mainly due to a net reversal of tax indemnification liabilities in 2015.

Income Taxes

The income tax expense for the first six months of 2015 was $37.0 million on pre-tax income of $180.1 million before adjusting for noncontrolling interest, compared with $33.7 million on pre-tax income of $183.5 million before adjusting for noncontrolling interest the first six months of 2014. The effective rate for the first six months of 2015 was 20.5% compared with 18.4% for the same period in 2014. The change in the effective rate is due primarily to increased earnings in high-taxed jurisdictions and the benefit of tax credits in 2014. In the six months ended June 30, 2015 and June 30, 2014 the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Furthermore, income tax expense is partially offset by the release of tax accruals of approximately $1.6 million during the six months ended June 30, 2015 due to the settlement of a foreign tax audit and the expiration of a statute of limitation.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Six Months Ended June 30, 2015

Operating activities - Net cash provided by operating activities was $165.0 million and $162.7 million for the first six months of 2015 and 2014, respectively. The Company recorded net income including noncontrolling interests of $143.1 million for the first six months of 2015 compared with $149.8 million for the first six months of 2014. Net income attributable to the Company for the first six months of 2015 included noncash elements such as depreciation and amortization of $46.8 million and post-retirement benefit expense of $20.9 million. Our working capital increased $44.9 million for the six months ended June 30, 2015 compared to $28.8 million for the six months ended June 30, 2014, due primarily to a higher level of accounts receivables and to a lesser extent inventory resulting from increased business, partially offset by a higher level of accounts payable.

Other accrued liabilities and taxes increased $15.7 million for the first six months of 2015 compared to a decrease of $2.5 million for the first six months of 2014. The major drivers of this increase were accruals for payroll and tax related items, partially offset by payments made on our annual incentive compensation. Other current and long-term assets for the first six months of 2015 increased $9.8 million compared to $16.5 million for the first six months of 2014. This was mainly driven by increases in tax related items, prepaid expenses and notes receivable from our Chinese operations. Other long-term liabilities for the first six months of 2015 decreased $1.6 million compared to an increase of $3.7 million for the first six months of 2014, primarily driven by a decrease in the long-term portion of our incentive plans.

Investing activities - Net cash used in investing activities amounted to $146.0 million and $177.0 million in the first six months of 2015 and 2014, respectively. The net cash usage for 2015 includes capital expenditures of $16.7 million of investments in tooling, $21.0 million in plant and equipment and $5.8 million in software to support the Company's long-term growth strategies. This compared with $22.1 million of investments in tooling, $21.9 million in plant and equipment and $7.1 million in software during the first six months of 2014. During the first six months of 2015, we invested $82.5 million in short-term investments and a repurchase agreement which is classified within other assets on the condensed consolidated balance sheets. We also paid $20.0 million for the acquisition of a minority stake in SmartDrive Systems, a video-based analytics company headquartered in the United States.

Financing activities - Net cash provided by financing activities amounted to $81.9 million for the first six months of 2015 compared to $54.2 million used during the first six months of 2014. Our total third-party debt increased $188.0 million for the first six months of 2015 compared to $137.2 million for the first six months of 2014. This increase was primarily driven by the issuance of $500.0 million of senior unsecured notes, of which a portion of the proceeds were used to repay the outstanding balance on our revolving credit facilities. We repurchased shares for a total amount of $124.3 million and $200.5 million during the first six months of 2015 and 2014, respectively, of which $3.9 million was not settled until after June 30, 2015 and $6.1 million was not settled until after June 30, 2014. We also received $15.9 million of stock option proceeds in 2015 compared with $11.2 million in 2014.
Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, the balance of which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015).

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness ratio and a consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each period of twelve consecutive months. The Company is further required to maintain a ratio of consolidated EBITDA to consolidated net interest expense of not more than three times at the end of each fiscal quarter. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2015.
Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility (the 2011 Facility) with the lenders and agent banks party thereto, including Banc of America Securities Limited as agent, issuing bank and swingline lender, and Banc of America Securities Limited, Citigroup Global Markets Limited, Fortis Bank S.A./N.V., ING Belgium SA/NV, Société Générale Corporate & Investment Banking, The Bank of Tokyo-Mitsubishi UFJ, Ltd and The Royal Bank of Scotland NV, (Belgium) Branch, as mandated lead arrangers and bookrunners and Credit Lyonnais and Unicredit Bank AG as lead arrangers. As of June 30, 2015, this is our principal bank credit facility and it expires on September 1, 2018.

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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $50 million under the 2011 Facility may be used for issuing letters of credit, of which $49.3 million was unused as of June 30, 2015, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of June 30, 2015. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items). Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $400 million under the 2011 Facility and $500 million under the 2014 Facility, of which not more than $150 million may be secured. As of June 30, 2015, the Company had the ability to borrow an incremental $499.3 million under our revolving credit facilities and was in compliance with all the covenants.

Also, various subsidiaries had borrowings from banks totaling $3.9 million, of which $0.9 million was classified as long-term debt. The remaining $3.0 million supports local working capital requirements.
Accounts Receivable Securitization Program

As discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements, the Company had previously established an accounts receivable securitization program which expired on September 26, 2014 and was not renewed. Prior to the expiration of this program, the Company had sold all of its eligible receivables into this accounts receivable securitization program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the accounts receivable securitization program for the first six months of 2014 was €367.2 million ($499.3 million at average exchange rates for the six months ended June 30, 2014).
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2015, forward contracts for an aggregate notional amount of €82.4 million ($92.6 million at June 30, 2015 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating loss of $0.2 million for the six months ended June 30, 2015. The majority of these exchange contracts were entered into on June 29, 2015. The fair value of the derivatives was $0.3 million as of June 30, 2015.

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes. As of June 30, 2015, a loss related to these cash flow hedges of $1.3 million, net of taxes, has been recognized in accumulated other comprehensive income. The amount of unrealized loss reclassified to earnings for the six months ended June 30, 2015 was immaterial.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2014 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2015.

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

Except for the remedial measures discussed above, there have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved four programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first six months of 2015 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2014	13,578,361	$71.57	13,578,361	$500,000,000

January 1 - January 31	231,293	$98.50	231,293	$477,222,505
February 1 - February 28	103,806	$104.87	103,806	$466,336,236
March 1 - March 31	239,553	$117.34	239,553	$438,226,391
Total first quarter	574,652	$107.51	574,652	$438,226,391

Total through March 31, 2015	14,152,960	$73.03	14,152,960	$438,226,391

April 1 - April 30	108,847	$121.89	108,847	$424,958,562
May 1 - May 31	91,076	$127.95	91,076	$413,305,516
June 1 - June 30	300,890	$124.92	300,890	$375,719,832
Total second quarter	500,813		500,813

Total through June 30, 2015	14,653,773	$74.80	14,653,773

(a)	Relates to the share repurchase programs approved in May 2011, October 2012, October 2013 and December 2014 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this quarterly report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
VP Controller and Assistant Secretary
(Principal Accounting Officer)
July 24, 2015

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1
Note Purchase Agreement, dated May 8, 2015, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on May 11, 2015 and herein incorporated by reference).

10.2	Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 24, 2015.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on July 24, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.