Form 10-K
period 2015-12-31
WABCO Holdings Inc.
filed 2016-02-11
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Chaussee de la Hulpe 166 1170 Brussels, Belgium

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7.2 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 4, 2016	56,805,303	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2015.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2015

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

•
the European Commission’s decision relating to the Belgian Excess Profit Ruling (EPR) program, including the risks that the European Commission’s decision may not be successfully appealed, or the actions that the Company takes to otherwise mitigate the impact of the European Commission’s decision, including availing itself of alternative tax relief in Belgium or pursuing other strategic alternatives, may not be successful;

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

WABCO is a leading global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for the world's major manufacturers of commercial trucks, buses and trailers, as well as passenger cars. We engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension, transmission automation, as well as air compression and processing. These systems improve vehicle safety, efficiency and performance while reducing overall vehicle operating costs. We estimate that approximately two out of every three commercial vehicles with advanced and conventional vehicle control systems worldwide are equipped with our products. For passenger cars, including sports utility vehicles (SUVs), we supply products for sophisticated, niche applications. We continue to grow in more parts of the world as we increasingly provide additional components and systems throughout the life of a vehicle, from design and development to the aftermarket.

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

Products and Services

We engineer, develop, manufacture and sell advanced braking, stability, suspension and transmission automation and air management systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC), brake controls, automated manual transmission systems, air disc brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers.

In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. Furthermore, we supply advanced electronic suspension controls and vacuum pumps to the passenger car and SUV markets in Europe, North America and Asia. We also provide remanufacturing services globally.

WABCO is the first supplier of advanced emergency braking systems (AEBS) homologated in Europe in accordance with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses complies with European Union regulations that came into effect in November 2015. It detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

Beginning in November 2015, the European Union also mandated lane departure warning systems (LDWS) on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™, our camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals to take corrective measures. It also features an advanced option to warn against driver drowsiness.

WABCO offers the industry's first hydraulic ABS integrated with ESCsmart™ electronic stability control. We uniquely deliver hydraulic as well as pneumatic ABS with ESC systems for manufacturers of commercial vehicles of all sizes from Class 5 to Class 8, representing the industry’s most comprehensive portfolio of stability control solutions.

2015 was the first full year since WABCO acquired Transics International, a leading provider of fleet management solutions in Europe. This acquisition aligns with a WABCO strategic objective to expand business relationships with fleets around the world. In 2015, WABCO released its next-generation TX-TRAILERGUARD™ fleet management solution, marking the first product integration after WABCO acquired Transics. It connects big data about trucks, trailers, drivers and cargo together with fleet managers and office functions. An industry-leading technology, TX-TRAILERGUARD helps fleet operators to improve vehicle safety and efficiency while reducing costs through real-time online exchange of differentiated data and messages.

In 2015, WABCO connected to another new market by investing $20 million in SmartDrive Systems, a U.S.-based leader in driving performance management solutions, which help fleets to improve operating safety and lower fuel consumption. In this strategic partnership, WABCO and SmartDrive Systems will jointly develop and launch next-generation, video-based analytics solutions for commercial vehicle fleets worldwide.

In addition, in 2015, WABCO connected to a new aftermarket offering by launching a brand called ProVia. It offers a smart and reliable alternative for budget spare parts for commercial vehicles. Without compromising quality, ProVia provides workshops and fleet operators with an affordable option to extend the utilization and safety performance of older vehicles. So far, ProVia offers over 40 products and it is supported by WABCO’s engineering, manufacturing and aftermarket service network.

In 2015, major customers continued adoption of mBSP™, our industry-first modular braking system platform. It enables commercial vehicle manufacturers worldwide to interchangeably equip their diverse global truck and bus platforms with ABS or EBS systems based on regional market and/or regulatory requirements. WABCO's mBSP features the industry's highest standardization across both components and software of its ABS and EBS systems, offering vehicle makers a high degree of flexibility and scalability globally. With WABCO's unique mBSP system, truck and bus builders can achieve significant savings in development time and production costs. They can also bring new vehicles to market faster in every region of the world.

Our key product groups and functions are described below.

WABCO KEY PRODUCT GROUPS
SYSTEM / PRODUCT	FUNCTION
Actuator	Converts energy stored in compressed air into mechanical force applied to foundation brake to slow or stop commercial vehicles
Air Compressor and Air Processing/Air Management System	Provides compressed, dried air for braking, suspension and other pneumatic systems on trucks, buses and trailers
Foundation Brake	Transmits braking force to slow, stop or hold vehicles
Anti-lock Braking System (ABS)	Prevents wheel locking during braking to ensure steerability and stability
Conventional Braking System	Mechanical and pneumatic devices for control of braking systems in commercial vehicles
Electronic Braking System (EBS)	Electronic controls of braking systems for commercial vehicles
Electronic and Conventional Air Suspension Systems	Level and pressure control of air springs in trucks, buses, trailers and cars
Transmission Automation	Automates transmission gear shifting for trucks and buses including clutch operation
Vehicle Electronic Stability Control (ESC) and Roll Stability Support (RSS)	Enhances driving stability
Advanced Driver Assistance Systems (ADAS)	Promotes driver safety through lane departure warnings, collision mitigation and emergency braking systems
Fleet Management Systems (FMS)	Improves vehicle safety and efficiency for fleet managers through real-time online commercial vehicle telematics and communications

Key Markets and Trends

Electronically controlled products and systems are important for the growth of our business. Our markets are driven primarily by the electronics content of control systems in commercial vehicles. At the same time, major original equipment manufacturers (OEMs) are transforming toward modularization of their various vehicle platforms. Modularity enables more efficiency and cost-effectiveness in development, manufacturing and marketing of their commercial vehicles. These trends have been increasing steadily with each successive vehicle platform introduction, as OEMs seek to improve vehicle safety, efficiency and performance through added functionalities, and to meet evolving and rising regulatory standards around the world. Overall, engineering trends in commercial vehicle design show a shift in demand toward increased electronics content and platform modularity. Although their pace varies by region, these trends are similar in all major geographies.

In particular, braking systems are part of this shift from conventional to advanced electronic systems. In addition to increasing safety, improving stopping distances, and reducing installation complexity, electronic braking systems also enable new functionalities to be integrated more cost effectively. New functionalities include stability control, adaptive cruise control, transmission automation, brake performance warning, vehicle diagnostics, driver assistance systems as well as engine braking and engine speed controls, among others. Our industry-leading automated transmission controls optimize gear shifting, resulting in better fuel efficiency, less component wear and fewer parts. This technology further enhances driver safety and comfort through less physical effort.

The global commercial vehicle industry is also trending toward environmental sustainability. WABCO's technology leadership continues to deliver products and systems that increase fuel efficiency, reduce emissions, decrease vehicle weight and optimize energy recovery, among other advancements that enhance environmental compliance of trucks, buses and trailers over the lifetime of the vehicle. For example, a truck equipped with all of WABCO's green technologies can improve fuel efficiency by more than 15%. These include advanced transmission automation systems, innovative aerodynamic solutions, sophisticated electronic driver assistance systems, electronic control of air suspension and breakthrough air compression technologies, among others. We reduce vehicle weight and recuperate energy through industry-leading engineering and lighter materials, resulting in higher fuel efficiency and reduction in emissions.

A fundamental driver of demand for our products is commercial truck and bus production, which generally follows a multi-year cyclical pattern. The number of new commercial vehicles built fluctuates from year to year in different regions of the world. Nonetheless, over the last five years, we have demonstrated our ability to outperform the market by increasing the amount of WABCO content on each vehicle. During the five year period through 2015, WABCO's European sales to truck and bus (T&B) OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2011	2012	2013	2014	2015
Sales to European T&B OEMs (at a constant FX rate)	34%	(10)%	13%	(7)%	8%
European T&B Production	31%	(9)%	5%	(9)%	6%

Customers

We sell our products primarily to four groups of customers around the world:

•	Truck and bus OEMs;

•	Commercial vehicle aftermarket distributors for replacement parts and services and commercial vehicle fleet operators for management solutions and services;

•	Trailer OEMs, and

•	Major car manufacturers.

Our largest customer is Daimler, which accounted for approximately 10% and 11% of our sales in 2015 and 2014, respectively. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2015 and 2014, our top 10 customers accounted for approximately 48% and 54% of our sales, respectively.

The largest group of our customers, representing approximately 57% of sales (60% in 2014), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation, as well as a smaller number of off-highway (agricultural and construction) OEMs. As truck and bus OEMs grow globally, they expect suppliers to expand with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and collaborates closely with major OEM customers to design, develop and deliver technologies used in their products. Our products play an important role in enabling further vehicle safety and efficiency. At the same time, there are few other suppliers who compete across the breadth of products that we supply globally.

The second largest group, representing approximately 26% of sales (26% in 2014), consists of the aftermarket distributor network that provides commercial vehicle operators with replacement parts as well as a range of services. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OEM-affiliated or OEM-owned distributors to small independent local distributors. The increasing number of trucks, buses and trailers on the road worldwide that are equipped with our products continuously increases market demand for replacement parts and services, which generates a growing stream of recurring aftermarket sales. In addition, we continue to develop an array of service offerings - such as diagnostics, training and fleet management solutions - for repair shops and fleet operators that further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 11% of sales (10% in 2014), consists of trailer manufacturers, a particularly fragmented group of local or regional players that are widely diverse in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely significantly on WABCO products for safety and efficiency functions through superior technologies and customized applications of such technologies.

The smallest group, representing approximately 6% of sales (4% in 2014), consists of passenger car and SUV manufacturers that purchase our electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration that exceeds market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines; as a result, WABCO's vacuum pumps have above-average growth rates due to increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated; they demand high quality in products and services.

We address our customers through a global sales force. It is organized around key accounts and customer groups and it interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio and throughout different regions of the world.

Europe represented approximately 56% of our sales in 2015 (59% in 2014), the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. WABCO's growth in Asia is enhanced by our strong roots in China and India where we have achieved leading market positions through close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2015 % of Sales	FY 2014 % of Sales	By Major End-Market	FY 2015 % of Sales	FY 2014 % of Sales
Europe	56%	59%	Truck & Bus Products (OEMs)	57%	60%
Asia	22%	19%	Aftermarket	26%	26%
North America	17%	13%	Trailer Products	11%	10%
South America	3%	6%	Car Products	6%	4%
Other	2%	3%

Additional information on the geographic distribution of our sales and our long-lived assets for the past three years may be found in Note 19 ("Geographic Information") in Notes to the Consolidated Financial Statements.

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

Growth Strategy

In 2015, WABCO continued its three-pillar strategy - technology innovation, geographic expansion, and excellence in execution - which further differentiates WABCO within the global commercial vehicle industry. Key drivers of excellence in execution are discussed in “Manufacturing and Operations” below.

Technology

WABCO remains focused on global technology trends that are relevant to our customers. Our technology strategy has two pillars to create value for manufacturers of commercial vehicles and fleet customers in every region of the world. One pillar is advanced vehicle and driver safety to reduce the number of accidents involving commercial vehicles. The other pillar is vehicle efficiency to improve the environmental sustainability of trucks, buses and trailers, and to reduce their total cost of operation through better fuel economy and other improvements

We continue to drive market outperformance by leveraging our industry-leading expertise in developing electronic systems that control braking, stability, suspension, transmission automation and air management. We have a strong track record of innovation and we are responsible for many of the commercial vehicle industry's most important innovations including:

•	First heavy-duty truck anti-lock braking system (ABS)

•	First electronically controlled air suspension (ECAS) system for commercial vehicles

•	First commercial vehicle automated manual transmission (AMT) controls system

•	First electronic stability control (ESC) system for heavy-duty commercial vehicles

•	First collision safety system with active braking developed for the North American market based on Adaptive Cruise Control (ACC) technology

•	First hydraulic ABS integrated with ESC for medium-duty commercial vehicles

•
First modular braking system platform (mBSP™) that enables vehicle makers to interchangeably equip their truck and bus platforms with either ABS or electronic braking systems (EBS) anywhere in the world

•	First technology (TX-TRAILERGUARD™) that provides comprehensive operating data on the performance of the truck, trailer and driver in a single integrated real-time view

•	First technology (OptiLink™) that provides a single user interface via a mobile device, such as a smartphone, to monitor and control multiple functions on both the truck and trailer

We continue to expand our technology portfolio by introducing new product applications and functionalities, and by improving the market penetration of our existing technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrated to North America and emerging economies. Examples include the adoption of ABS and automated transmission systems. These technologies were first widely adopted in European markets before starting to penetrate North America as well as China, India and other emerging markets. In terms of commitment to innovation, WABCO expended approximately $139.5 million in 2015, $145.0 million in 2014 and $119.4 million in 2013 for product engineering, including research activities and product development.

We are also focused on long-term opportunities as WABCO continues to anticipate and fulfill our industry's constant search for technology that advances vehicle safety and efficiency in mature and emerging markets on a cost-competitive basis.

WABCO safety technologies encompass braking systems, stability control, collision mitigation as well as accident mitigation and prevention. In 2015, we further strengthened our market leadership in collision mitigation and advanced emergency braking through OnGuard™ and OnGuardACTIVE™ systems respectively. WABCO’s mBSP, the industry's first modular braking system platform, is at the heart of a commercial vehicle's braking system. It enables commercial vehicle makers to interchangeably equip their diverse global truck and bus platforms with ABS or EBS systems anywhere in the world. WABCO's mBSP uniquely features commonality of components and electronics, enabling truck and bus builders to save development time and production costs, and to bring new vehicles to market faster in every region of the world. In 2015, WABCO continued to increase adoption of our breakthrough MAXX™ air disc brakes (ADB), the industry’s lightest and highest performing single-piston ADB for commercial vehicles. Compactly engineered, MAXX braking technology fits virtually every wheel size for commercial trucks, buses and trailers around the globe. In particular, WABCO expanded ADB market penetration for trucks in North America, Europe and China where major customers value industry-leading MAXX differentiators such as shorter stopping distances compared with drum brakes.

WABCO efficiency technologies deliver fuel economy, emissions reduction, energy recovery, weight reduction, lower maintenance costs and increased driver capability. As of 2015, 3 million WABCO automated manual transmission (AMT) systems have been sold, including our industry award-winning OptiDrive™ system - our modular automated manual transmission technology - which increases fuel economy up to 5% through optimized gear shifting. In 2015, WABCO increased adoption of OptiDrive systems at original equipment makers in emerging economies such as India and China. For example, OptiDrive was further adopted at FAST, the largest manufacturer of transmissions in China. We released the next generation of OptiRide™ electronically controlled air suspension (ECAS) technology. It identifies axle overload, provides automatic load transfer and improves traction, which helps to reduce vehicle wear-and-tear and other operational costs. WABCO’s OptiRide delivers fuel savings up to 3% under certain conditions, while providing optimal ride performance. As of 2015, OptiRide remains the global industry’s best-selling solution for electronic control of air suspension. In 2015, we also expanded adoption of our range OptiFlow™ aerodynamic solutions among trailer builders and major fleets. These innovative products help to improve the fuel economy and operational efficiency of trailers in Europe.

Geographic Expansion

Americas

WABCO’s regional headquarters for the Americas is located in Rochester Hills, Michigan. It further anchors WABCO as a global technology leader and tier-one supplier to the commercial vehicle and automotive industries. It also further demonstrates WABCO’s commitment to closely connect with original equipment manufacturers and fleet operators in North and South America by leveraging our local capabilities and distribution channels for our vehicle safety and efficiency products and services.

North America remains a long-term growth market for WABCO, particularly in the United States, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. We participate in this market through a dual approach. Our North American joint venture, Meritor WABCO, is focused on the application and delivery of WABCO’s braking and active safety systems, electronic suspension control and air management products. At the same time, WABCO North America, which in 2015 marked its third full year, provides further focus on business expansion and enhancement of WABCO’s positioning in the market. For example, in 2015, we achieved record annual sales for WABCO’s OnGuard collision mitigation system (CMS), the first with active braking in North America. This success continued to expand our market leadership in CMS technology through increased adoption among major commercial vehicle makers and national fleets. Also in 2015, penetration of WABCO’s automated manual transmission technologies reached record levels at two global commercial vehicle manufacturers serving the U.S. market. WABCO also invested $17 million to build a new factory in Charleston, South Carolina where we will continue local manufacturing of air compressors and braking system components. In addition, WABCO will also begin - for the first time in North America - to produce air disc brakes (ADB) for trailer axles and related components locally in response to increased demand for our advanced ADBs by major original equipment manufacturers and fleets in North America.

South America remains a long-term growth market for WABCO, particularly in Brazil, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. WABCO continued in 2015 as market leader for anti-lock braking systems (ABS) and a range of our other technologies. WABCO has more than 30 years of ABS experience in Brazil and a leading position to help vehicle manufacturers comply with Brazilian legislation that now mandates ABS on all new trucks, buses and trailers. In 2015, penetration of WABCO’s automated manual transmission technologies reached record levels at two global commercial vehicle manufacturers serving the South American market. Also in 2015, WABCO expanded its position in the Brazilian trailer segment where one of the largest manufacturers of trailers awarded WABCO a sole-supplier contract for conventional braking control valves. WABCO's South American headquarters near São Paulo serves as a regional hub in the manufacturing and sales network of WABCO products and systems. It also has a world-class production facility and a distribution center in the Campinas region. WABCO South America’s enhanced capabilities include product and applications engineering, aftermarket service, supply chain management and manufacturing. WABCO connects with the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.

China

China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2015, WABCO continued its position as market leader and supplier of choice for control systems for trucks, buses and trailers in China, the world’s largest market for commercial vehicles. As the leading provider of anti-lock braking systems (ABS) in China, WABCO is well positioned for growth driven by the continued local enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, as well as additional future regulations to cover more classes of vehicles. In 2015, WABCO’s industry-leading OptiDrive increased market adoption, particularly at FAST, the largest manufacturer of transmissions in China. Also in 2015, we released the next generation of OptiRide technology, the global industry’s best-selling solution for electronically controlled air suspension (ECAS). WABCO is first to market with ECAS technology for trucks and buses in China where most major local truck makers adopted it during 2015.

In addition, WABCO entered into a new long-term supply agreement with Dongfeng Liuzhou Motor Company (DFLQ), one of the largest truck makers in China. We began series delivery in 2015 for new business involving ABS, electronic braking and stability control systems, and OptiRide ECAS, among other advanced vehicle safety and efficiency technologies. DFLQ also exports to South East Asia, Africa, Middle East and South America. Also in 2015, three major commercial vehicle manufacturers in China - Foton, Yutong Bus and BYD - signed agreements to equip their next generation trucks and buses for export to Europe with WABCO’s OnGuardACTIVE autonomous emergency braking systems and OnLane™ lane departure warning systems. WABCO was recognized in China in 2015 by multiple major customers for its supplier excellence. Customers value WABCO’s local capabilities for product application development and engineering as our strategy is to “design for China,” which also involves our four world-class factories located there. This strategy delivers optimal localized solutions to improve vehicle safety and efficiency, enhance driver effectiveness and sustain environmental friendliness.

India

India remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. We participate in this market through our subsidiary WABCO INDIA, which has a 52-year track record of local market leadership in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. In particular, all local commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate anti-lock braking systems (ABS) to comply with the new national ABS regulation that came into effect as of October 2015 for trucks weighing more than 12 tons and buses above 5 tons. Also in 2015, WABCO continued to increase adoption of our industry-leading OptiDrive modular automated manual transmission (AMT) system, including buses. Major commercial truck and bus makers value the fuel economy improvements that WABCO’s AMT technologies enable, among other benefits, which help to make their vehicles more attractive to their own customers, including government bus fleets.

WABCO INDIA connects with global OEMs based both in India and in other regions of the world through five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow. In 2015, WABCO also opened a new facility in Chennai to expand capability for software engineering. In India, software engineers also support local design of new products, applications and systems to meet the technical and economic needs of customers in emerging markets around the world. At the same time, they continue to contribute to global development of WABCO’s advanced technologies. WABCO has more than doubled its world-class software talent pool in India to nearly 250 engineers since 2010. Furthermore, WABCO INDIA continued in 2015 to be recognized by multiple major customers for its excellence in innovation, quality, cost and overall performance, among other attributes that further differentiate WABCO as a leading supplier based on customer satisfaction. Also, WABCO INDIA remains a market leader in its domestic aftermarket through an extensive national distribution network.

Eastern Europe

Eastern Europe is another long-term growth market for WABCO. Truck and bus production there is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. Headquartered in Moscow, WABCO Russia has a factory in Miass and a distribution center in the Moscow region, supplying makers of trucks, trailers and buses, as well as aftermarket customers. In 2015, GAZ Group, a long-time customer and Russia’s largest manufacturer of commercial vehicles, adopted WABCO’s industry-leading MAXX™ single-piston air disc brakes on new truck platforms. This additional major supply agreement increases WABCO content per vehicle. In addition, WABCO entered into a new long-term agreement as major supplier for a comprehensive range of advanced and conventional safety and efficiency technologies with one of Russia’s largest heavy-duty commercial vehicle manufacturers, further expanding WABCO’s partnership with this customer.

WABCO is further differentiated in Russia, among other reasons, because our local engineers support customers throughout product development and completion of successful homologation. WABCO has been connecting with markets within the CIS for more than 40 years. WABCO Russia alone also has five regional sales offices, 25 dealers, over 160 authorized WABCO shops and more than 170 Service Partners across the country.

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

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve different types of customers. Currently, approximately 71% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped to reduce costs on more labor-intensive products, while our facilities in Western Europe are generally producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing.

All facilities worldwide are deploying Six Sigma Lean initiatives and global standards to continuously generate productivity and improve service levels. By applying Six Sigma policy, methodologies and tools, we seek to improve quality and predictability of our processes on a continual basis. Lean is geared toward eliminating waste in our supply chain, manufacturing and administrative processes. Methodologies are customer driven and data based. In addition, our global supply chain team is tightly connected throughout regions and at each site. They make decisions on where to manufacture which products taking into account such factors as local and export demand, customer approvals, cost, key supplier locations and factory capabilities. WABCO's global manufacturing and logistics also support our customers in the aftermarket as we continue to perform at industry-leading levels for on-time delivery and inventory fulfillment, among other drivers of customer satisfaction.

Our global sourcing organization purchases a wide variety of components, including electrical, electro-mechanical and cast aluminum products, as well as parts containing materials such as steel, copper, rubber and plastic. These items represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe, and Asia. To support WABCO's continuing shift of manufacturing to best cost countries, we also continue to migrate more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners within our extended enterprise. Many of our Western European suppliers are accompanying us toward best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 44%.

We have developed a strong position in the engineering, design, development and testing of products, components and systems. We are generally regarded within our global industry as a systems expert. This recognition reflects our in-depth technical knowledge and capabilities to support the development of advanced technology applications that are appropriately and optimally integrated with all of the vehicle's other systems and controls. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 1,977 employees - of which approximately 50% is located in best cost countries - dedicated to engineering and developing new products, components and systems as well as supporting and enhancing technology applications and manufacturing processes.

Our global sales organization hosts application engineers that are based near customers in different regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries where we perform functions such as drawings, testing and software component development. We operate test tracks in Germany and India as well as in Finland for extreme weather-proving conditions.

In 2015, we opened a new facility in Chennai, India that will enable WABCO to significantly expand software engineering and shared services capabilities. Software engineering supports the local design of new products and systems for emerging markets and contributes to the global development of advanced technologies for commercial vehicles. Since 2010, WABCO has more than doubled its number of software engineers in India to nearly 250. The new facility will also accommodate WABCO's shared services team of more than 100 professionals. They are dedicated to continuously improving the cost effectiveness and efficiency of WABCO's business processes and operations worldwide through services that are optimally leveraged and shared within our own organization and connected with suppliers, customers and others.

In the third quarter of 2015, we announced proposals to cease manufacturing operations at two production facilities in Western Europe to preserve the our global competitiveness for certain mechanical products.  Pending the timing of the outcome of the formal processes, production could cease at our Meppel, Netherlands facility by the second half of 2016, and at our Claye-Souilly, France plant in the second half of 2017, with production being transferred to other facilities within WABCO’s globally integrated supply chain.

In 2015, WABCO officially opened a new production facility in Wroclaw, Poland to support our supply chain initiative to provide additional capacity in best cost countries. In addition to manufacturing capability, this new facility also includes administrative offices for the newly created WABCO General Accounting Team, a centralized service center for some of WABCO’s administrative functions.

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

Employees

We have 12,429 employees. Approximately 47% of our employees are salaried and 53% are hourly. Approximately 50% of our workforce is in Europe, 44% is in Asia, and the remaining 6% is in the Americas. In 2015, we announced restructuring proposals to cease manufacturing at two of our production facilities, which could result in a total reduction in workforce of approximately 320 employees.

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

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs under way to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Nineteen of our manufacturing sites have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. These sites are those located in:

Campinas, Brazil	Gronau, Germany	Pantnagar, India
Jinan, China (2 plants)	Mannheim, Germany	Stanowice, Poland
Qingdao, China	Ambattur, India	Wroclaw, Poland (2 plants)
Taishan, China	Jamshedpur, India	Charleston, United States
Claye-Souilly, France	Mahindra World City, India	Rochester Hills, United States
Hanover, Germany	Lucknow, India	Pyungtaek, Korea
Meppel, Netherlands

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2015 to evaluate and remediate these sites were not material.

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

Demand for new trucks and buses in the markets in which we operate has a significant impact on our sales. In 2015, heavy truck and bus production declined year on year in most of our major markets except North America, Western Europe and India. Adverse economic conditions in our markets, particularly in Europe, and other factors may cause our customers to reduce truck and bus production, which could have an adverse effect on our results of operations and financial condition.

A global recession would negatively impact our customers and result in reduced demand for our products, which would therefore have a significant negative impact on our business.

During the 2008-2009 recession, the credit markets experienced a period of unprecedented turmoil and upheaval characterized by significantly reduced availability of credit and increased borrowing costs.  The disruptions in the credit markets and impacts of the global recession negatively impacted consumer spending patterns and caused our customers to reduce truck and bus production.  During 2012, the commercial vehicle industry experienced an abrupt slowdown to the significant recovery seen in 2010 and 2011 in our more developed markets, in addition to double digit declines in some of our emerging markets, namely Brazil and China. A further global recession could cause our customers to again reduce truck and bus production, which would have a negative impact on our business and results of operations, our operating cash flows and our financial condition.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. Dollars could negatively impact our results of operations.

We conduct business through subsidiaries in many different countries, including most of the major countries of Western and Eastern Europe, Brazil, Russia, China, South Korea, India, Thailand and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2015, approximately 83% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.

Our annual effective tax rate will likely increase, perhaps significantly, as a result of the European Commission’s decision on the Belgian excess profit ruling program which would negatively impact our results of operations.

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

In addition, the Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling program (EPR Program). On January 11, 2016, the European Commission ruled that the above provision of Belgian law is illegal and incompatible with European State Aid law (Decision). As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The clawback amount may be reduced by applying other forms of relief which would have been available to companies during the period they participated in the EPR Program. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company.

Since 2012, WABCO has participated in the EPR Program to achieve a lower provision for income taxes and overall effective tax rate. As a result of the Decision, the Company’s effective tax rate will likely increase in 2016 and beyond. The extent of such increase is dependent on many factors, including the ultimate amount of the clawback (which would impact the amount of net operating losses we would have available to us in future years to offset taxable income), the availability of alternative tax relief (both, by re-filing tax returns for prior periods to reduce the amount of the clawback, and for current and future periods to reduce the tax provision in Belgium), the mix of profits and losses between jurisdictions where we operate, as well as any other strategic decisions we may pursue. We are exploring all paths to mitigate the potential increase to our effective tax rate, including litigation against the European Union (as discussed below), eligibility for other alternative tax relief, or pursuing other strategic alternatives.

The Decision may be appealed before the General Court of the European Union (General Court) by the Belgian Government and by companies which are directly affected by the Decision. We understand that the Belgian government is considering an appeal. We perceive that the Decision is flawed and that there are strong arguments which could justify an appeal by WABCO as well. WABCO’s position is supported by other State Aid cases in Europe which have been annulled upon successful appeal before the General Court. However, litigation is inherently uncertain and there is no guarantee that any litigation against the European Commission's Decision will be successful or result in annulment.

The European Commission has noted that affected companies, like WABCO, may take advantage of alternative tax relief that may have been available to them during any of the years that they relied on the EPR Program and re-file tax returns claiming applicable benefits. We are currently assessing the extent to which we are eligible to claim such alternative tax relief for the prior periods subject to clawback, as well as for the current and future years.

Management’s current estimate of the 2016 effective tax rate is approximately 20%, assuming that alternative tax relief programs are successfully implemented.  If we are unable to achieve any alternative tax relief programs, our effective tax rate for 2016 could increase to 25%. In addition, if we are unsuccessful in fully mitigating the clawback, an exceptional non-cash tax expense of up to $85 million would have to be recognized, which would reduce our deferred tax assets as at December 31, 2015 and result in a one-time increase of up to 28% to our 2016 effective tax rate. Any increase in our effective tax rate would negatively impact our results of operations.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2015, we had approximately $143.7 million in net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

Further, as discussed above, the European Commission’s Decision requires the Belgian Government to clawback all past tax benefits received under the EPR Program. Unless the Decision is successfully appealed, or we are not otherwise able to mitigate the loss of our Belgian EPR, we estimate that we would be required to utilize approximately $85 million of our deferred tax assets as at December 31, 2015, which would impact our ability to offset taxable income in 2016 and future years and have a negative effect on our operating results.

Further changes in the tax laws or rulings in the jurisdictions in which we operate as a result of the base erosion and profit shifting (BEPS) project could materially and adversely affect our overall effective tax rate and our results of operations.

The Organization for Economic Co-operation and Development (OECD), which represents a coalition of member countries, has undertaken a project to review the tax laws in many countries around the world, including countries in which we operate. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles relating to base erosion and profit shifting. It is likely that some or all of these recommendations will be adopted by various countries in which we do business and may increase our taxes in these countries.

We are subject to general risks associated with our foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in our international operations.

The risks related to our foreign operations that we more often face in the normal course of business include:

•	increases in non-U.S. tax rates and the amount of non-U.S. earnings relative to total combined earnings could change and impact our combined tax rate;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries;

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

As of December 31, 2015, our total debt balance was $503.7 million compared to $315.2 million as of our prior fiscal year end. Of this amount, $498.0 million related to our issuance during the second quarter of 2015 of senior unsecured notes. Our indebtedness could affect our business and financial condition in various ways, including:

•	increasing our interest expense under our revolving credit facilities or other variable-rate borrowing if interest rates were to rise; and

•	potentially limiting our ability to borrow additional funds on favorable terms, or at all.

While we believe we will have the ability to service our debt, respect all of the covenants contained in the facilities and obtain additional capital in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. If we are unable to service our debt or obtain additional capital in the future on favorable terms, our financial condition and results of operations would be adversely affected.

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

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2015, sales to our top ten customers accounted for approximately 48% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.

We are subject to price reduction demands from our OEM customers. These price reductions could adversely affect the results of our operations

Downward pricing pressure is a characteristic of the automotive industry, and as with other suppliers to commercial vehicle OEMs, we continue to experience price reduction demands from our customers. In the face of lower prices to customers, we must reduce our operating costs in order to maintain profitability. Whilst we have successfully implemented cost reduction initiatives, we anticipate our customers will continue to pursue aggressive pricing strategies. Customers may also request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the price per unit of the applicable component. If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other initiatives, if a given program is not launched or is launched with significantly lower volumes than planned, or if we are unable to avoid price reductions from our customers, the results of our operations could be adversely affected.

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

We may not be successful in executing and integrating acquisitions into our operations, which could harm our results of operations and financial condition.

We routinely evaluate potential acquisitions and may pursue acquisition opportunities, some of which could be material to its business. We cannot provide assurance whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. We may encounter various risks in any acquisitions, including:

•	the possible inability to integrate an acquired business into our operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities; and

•	increased labor and regulatory compliance costs of acquired businesses.

Some or all of those risks could impair our results of operations and impact our financial condition. We may finance any future acquisitions from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Acquisitions may involve the expenditure of significant funds and management time.

Acquisitions may also require us to increase our borrowings under our bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase our financial leverage, and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce our flexibility to respond to changes in the industry or in general economic conditions. If we are unable to identify or execute on appropriate opportunities for acquisition, investment or growth, our business could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 11, 2016, our manufacturing activities are located at 28 sites in 13 countries.

Site Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China (2 plants)	Braking systems and Compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Pyungtaek, Korea	Braking systems
Meppel, Netherlands	Actuators
Stanowice, Poland	Remanufactured products
Wroclaw, Poland (2 plants)	Vehicle control systems
Miass, Russia	Actuators and foundation brakes
Rayong, Thailand	Actuators and foundation brakes
Charleston, United States	Compressors
Rochester Hills, United States	Remanufactured products
Minnesota, United States	Braking systems
California, United States	Braking systems
Arizona, United States	Braking systems
Pershore, United Kingdom	Braking systems
Sonora, Mexico	Braking systems

We own all of the plants described above, except for Jinan, China; Taishan, China; Stanowice, Poland; Miass, Russia; Rayong, Thailand; Rochester Hills, U.S.; Charleston, U.S.; Arizona, U.S., and Sonora, Mexico which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2015, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Rochester Hills, Michigan, are leased.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 11, 2016 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	56	Chairman of the Board of Directors and Chief Executive Officer
Prashanth Mahendra-Rajah	45	Chief Financial Officer
Mazen Mazraani	47	Interim Chief Human Resources Officer
Daniel Sebillaut	54	Chief Supply Chain Officer
Lisa Brown	37	Vice President, Legal and Secretary
Leon Liu	54	President, Truck, Bus & Car OEMs
Nick Rens	51	President, Trailer Systems, Aftermarket & Off-Highway
Sean Deason	44	Vice President, Controller and Assistant Secretary

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

Mazen Mazraani has served as our Interim Chief Human Resources Officer since October 2015, adding to his existing role as our Compensation and Benefits Leader which he has held since November 2008. Prior to this, Mr. Mazraani served as our Compensation & Benefits Manager since joining WABCO in June 2007. Before joining WABCO, Mr. Mazraani served as Head of Compensation & Benefits for Dexia, a Belgian French-Bank specialized in public financing. Before taking up his in-house roles, Mr Mazraani worked for 7 years as a tax consultant at Coopers & Lybrand and Ernst & Young. Graduated in Journalism and Communication from Brussels University, he holds a Bachelors degree in Business Administration and a Master in Tax Management from Solvay Business School in Brussels.

Daniel Sebillaut was appointed as our Chief Supply Chain Officer in September 2013 in addition to his role as Vice President, Manufacturing & Logistics, a position he has held since January 2011. Mr. Sebillaut is responsible for WABCO's globally integrated supply chain, incorporating the company's production facilities and logistics environments worldwide into lean manufacturing. He also guides WABCO’s Sourcing & Purchasing efforts in alignment with Manufacturing & Logistics to ensure WABCO customers are served with the best quality and delivery performance alongside our continuing drive for productivity. Prior to joining WABCO, Mr. Sebillaut was the Director of Global Operations and Production Control at Delphi Corporation from September 2000. Before that, he was Vice President for Quality and Continuous Improvement at Lear Corporation. Mr. Sebillaut has extensive experience in successfully deploying enterprise-wide lean manufacturing strategies within complex, global, automotive-sector organizations while achieving breakthrough performance results.

Lisa Brown has served as our Vice President, Legal and Secretary since April 2015. Prior to this, Ms. Brown served as our Senior Legal Counsel since February 2012. Prior to joining WABCO, Ms. Brown served as Legal Director and Company Secretary since March 2011 for the largest pet care retailer in the United Kingdom. From 2006 to 2011, she held various legal leadership roles for SSL International Plc, one the world’s leading providers of consumer healthcare products. Ms. Brown held the position of Group Head of Legal and Intellectual Property and was responsible for creating and driving legal strategy and risk management across the global operations, including research and development, manufacturing, and sales. Before taking up her in-house roles, Ms. Brown worked in private practice as an Intellectual Property Attorney specializing in brand and copyright protection. Ms. Brown is a registered trademark attorney.

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

Sean Deason has served as our Vice President, Controller and Assistant Secretary since June 2015. Prior to joining WABCO, Mr. Deason spent 4 years with Evraz N.A. where he served as Vice President, Financial Planning & Analysis. Prior to Evraz, Mr. Deason spent 12 years with Lear Corporation where he served as Director, Finance, Corporate Business Planning & Analysis, Director, Finance, Asia Pacific Operations, Assistant Treasurer, and held various other positions of increasing responsibility from August 1999. Mr. Deason is a Certified Management Accountant.

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

We estimate that there are approximately 406 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 4, 2016, there were 48,862 beneficial owners of our common stock.

We have not declared or paid any cash dividends in 2015 or 2014. Our last cash dividend was paid ($0.07 per share) in the first quarter of 2009. We continuously consider ways to return capital to our stockholders, either through our open market repurchase program and/or through the payment of cash dividends.

Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2015 and 2014.

2015	High	Low
First quarter	$122.53	$92.86
Second quarter	$133.31	$118.73
Third quarter	$126.39	$100.34
Fourth quarter	$115.80	$95.60
2014
First quarter	$106.72	$83.92
Second quarter	$111.65	$100.31
Third quarter	$110.93	$90.73
Fourth quarter	$108.10	$85.22

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

The total unexpended balance under this repurchase program was $250.8 million as of December 31, 2015.

A summary of the repurchase activity for 2015 follows.

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2014	13,578,361	$71.57	13,578,361	$500,000,000

January 1 - January 31	231,293		231,293	$477,222,505
February 1 - February 28	103,806		103,806	$466,336,236
March 1 - March 31	239,553		239,553	$438,226,391
Total first quarter	574,652	$107.50	574,652

April 1 - April 30	108,847		108,847	$424,958,562
May 1 - May 31	91,076		91,076	$413,305,516
June 1 - June 30	300,890		300,890	$375,719,832
Total second quarter	500,813	$124.81	500,813

July 1 - July 31	152,000		152,000	$357,219,084
August 1 - August 31	213,986		213,986	$331,847,390
September 1 - September 30	162,000		162,000	$313,285,582
Total third quarter	527,986	$118.25	527,986

October 1 - October 31	13,200		13,200	$311,812,804
November 1 - November 30	262,700		262,700	$283,418,641
December 1 - December 31	326,000		326,000	$250,810,529
Total fourth quarter	601,900	$103.80	601,900

Total through December 31, 2015	15,783,712	$77.36	15,783,712	$250,810,529

(a) Relates to the share repurchase programs approved in May 2011, October 2012, October 2013 and December 2014 as previously discussed.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2010 through December 31, 2015, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The table and graph use data supplied by S&P Capital IQ.

The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
WABCO Holdings, Inc.
S&P 500 Index
S&P 500 Auto Parts & Equipment Index

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
WABCO Holdings Inc.	100	71.23	106.99	153.31	171.97	167.83
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Auto Parts & Equipment Index	100	82.26	85.92	141.57	146.77	138.48

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Sales	$2,627.5	$2,851.0	$2,720.5	$2,477.4	$2,794.1
Cost of sales	1,797.2	1,968.3	1,906.2	1,732.0	1,984.6
Streamlining expenses	44.8	11.0	5.2	5.2	1.5
Gross profit	785.5	871.7	809.1	740.2	808.0
Costs and expenses:
Selling and administrative expenses	344.7	370.8	345.1	300.5	326.6
Product engineering expenses	139.5	145.0	119.4	104.3	105.1
Streamlining expenses	23.7	16.0	7.7	7.7	0.6
Other operating expense, net	6.7	8.9	5.0	3.2	5.8
Operating income	270.9	331.0	331.9	324.5	369.9
European Commission fine reimbursement	—	—	279.5	—	—
Equity income of unconsolidated joint ventures	32.1	23.8	17.7	18.1	16.5
Other non-operating income/(expense), net	1.6	1.8	6.9	(5.0)	20.2
Interest (expense)/income, net	(7.1)	0.2	4.9	(1.5)	(1.7)
Income before income taxes	297.5	356.8	640.9	336.1	404.9
Income tax expense/(benefit)	11.5	55.6	(21.0)	23.6	36.7
Net income including noncontrolling interests	286.0	301.2	661.9	312.5	368.2
Less: net income attributable to noncontrolling interests	10.8	9.7	8.7	10.5	11.2
Net income	$275.2	$291.5	$653.2	$302.0	$357.0
Per share:
Basic	$4.76	$4.87	$10.46	$4.73	$5.35
Diluted	$4.72	$4.81	$10.31	$4.62	$5.19
Average number of outstanding common shares:
Basic	57,768,018	59,907,763	62,474,493	63,906,992	66,693,064
Diluted	58,274,987	60,546,454	63,382,564	65,323,389	68,829,440
Balance Sheet Data (at end of period):
Total assets	$2,589.9	$2,432.7	$2,392.8	$1,747.0	$1,623.2
Total debt	$503.7	$315.2	$87.1	$76.2	$78.8
Total shareholders' equity	$786.7	$841.6	$1,152.8	$676.4	$587.2
Cash dividends per common share	$—	$—	$—	$—	$—

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2015, 2014 and 2013 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”, “Information Concerning Forward-Looking Statements”, “Selected Financial Information”, “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

In 2015, global production of trucks and buses greater than six tons decreased in most markets. We estimate the reduction to be approximately 7% globally. WABCO's sales during the full year 2015 decreased by 7.8% (increased 6.6% excluding foreign currency translation effects) compared with the same period a year ago, demonstrating our continued outperformance of the market.

In 2015, WABCO's global aftermarket sales decreased by 9.8% (increased 6.8% excluding foreign currency translation effects), compared with the same period a year ago, resulting in record aftermarket revenues on a currency adjusted basis. It demonstrates the continued success of the Company's aftermarket strategies.

In addition, in 2015, WABCO connected to a new aftermarket offering by launching a brand called ProVia. It offers a reliable alternative for budget spare parts for commercial vehicles. So far, ProVia offers over 40 products and it is supported by WABCO’s engineering, manufacturing and aftermarket service network.

In November 2015, European Union regulations for advanced emergency braking systems (AEBS) came into effect. WABCO is the first supplier of AEBS in Europe that complies with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

Beginning in November 2015, the European Union also mandated lane departure warning systems (LDWS) on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™, our camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals to take corrective measures. It also features an advanced option to warn against driver drowsiness.

During 2015, all local commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate anti-lock braking systems (ABS) to comply with the new national ABS regulation that came into effect as of October 2015 for trucks weighing more than 12 tons and buses above 5 tons.

In 2015, we further strengthened our position in automated manual transmission (AMT) through agreements with major global OEM manufacturers. Also in 2015, we released the next generation of OptiRide™ technology, the global industry’s best-selling solution for electronically controlled air suspension (ECAS). WABCO is first to market with ECAS technology for trucks and buses in China, the world’s largest market for commercial vehicles. We also further increased our global presence for air disc brakes (ADB), notably through an exclusive contract to provide Hendrickson with advanced ADB systems for trailers in North America.

In 2015, WABCO connected to another new market by investing $20 million in SmartDrive Systems, a U.S.-based leader in driving performance management solutions, which help fleets to improve operating safety and lower fuel consumption. In this strategic partnership, WABCO and SmartDrive Systems will jointly develop and launch next-generation, video-based analytics solutions for commercial vehicle fleets worldwide.

Throughout 2015 and despite variations in volumes of new truck and bus production across markets, WABCO continued to deliver strong profitability. Also during 2015, WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering $72.5 million of materials and conversion productivity. Gross materials productivity in 2015 represented 5.5% of total materials cost but, as expected, the impact of commodity inflation reduced net materials productivity to 4.7%. This commodity inflation covers the cost reduction of U.S. Dollar denominated commodities, more than offset by the increase of the U.S. Dollar versus most of the currencies that we purchase in. Conversion productivity in our factories in 2015 represented 6.5%, a new annual record for WABCO.

The corporate tax environment in Europe has been subject to review and discussion over recent years at both a European level and by international bodies such as the Organization for Economic Co-operation and Development (OECD). Against this background, the European Commission has launched several investigations into tax laws and arrangements within several European countries. The European Commission has used its powers under State Aid control to address fiscal laws in some European countries, Belgium being one of them.

The Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling program (EPR Program). The EPR Program has been part of Belgian law since 2004. We understand approximately 35 companies of varying size, activities and geographical operations participate in the EPR Program.

On January 11, 2016, the European Commission ruled that the above provision of Belgian law is illegal and incompatible with European State Aid law (Decision). As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The clawback amount may be reduced by applying other forms of relief which would have been available to companies during the period they participated in the EPR Program. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company.

WABCO participated in the EPR Program since 2012. As a result of the Decision, the Company’s effective tax rate will likely increase in 2016 and beyond. The extent of such increase is dependent on many factors, including the ultimate amount of the clawback (which would impact the amount of net operating losses we would have available to us in future years to offset taxable income), the availability of alternative tax relief (both by re-filing tax returns for prior periods to reduce the amount of the clawback and for current and future periods to reduce the tax provision in Belgium), the mix of profits and losses between jurisdictions where we operate, as well as any other strategic decisions we may pursue. However, WABCO does not in any case expect the recognition of tax expense due to the clawback to result in any cash taxes for 2015 or prior years due to the availability of net operating losses. We are exploring all paths to mitigate the potential increase to our effective tax rate, including litigation to challenge the Decision of the European Commission (as discussed below), eligibility for other alternative tax relief, or pursuing other strategic alternatives.

The Decision may be appealed before the General Court of the European Union (General Court) by the Belgian Government and by companies which are directly affected by the Decision. We understand that the Belgian government will appeal. We perceive that the Decision is flawed and that there are strong arguments which could justify an appeal by WABCO as well. WABCO's position is supported by other State Aid decisions of the European Commission which have been annulled upon successful appeal before the General Court.

The European Commission has noted that affected companies, like WABCO, may take advantage of alternative tax relief that may have been available to them during any of the years that they relied on the EPR Program and re-file tax returns claiming applicable benefits. We are currently assessing the extent to which we are eligible to claim such alternative tax relief for the prior periods subject to clawback, as well as for the current and future years.

Management’s current estimate of the 2016 effective tax rate is approximately 20%, but could be as low as 16%, assuming that alternative tax relief programs are successfully implemented.  If we are unable to achieve any alternative tax relief programs, our effective tax rate for 2016 could increase to 25%. In addition, if we are unsuccessful in fully mitigating the clawback, an exceptional non-cash tax expense of up to $85 million would have to be recognized, which would reduce our deferred tax assets as at December 31, 2015 and result in a one-time increase of up to 28% to our 2016 effective tax rate.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 56% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2011	2012	2013	2014	2015
Sales to European T&B OEMs (at constant FX rates)	34%	(10)%	13%	(7)%	8%
European T&B Production	31%	(9)%	5%	(9)%	6%

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

Our aftermarket sales account for approximately 26% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, type of vehicles built, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (based on a constant exchange rate to the U.S. Dollar rate) have grown by 8% annually for the last five years as shown in the table below.

Year to Year Change	2011	2012	2013	2014	2015	Average Change
Aftermarket Sales (at constant FX rates)	8%	5%	5%	13%	7%	8%

Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2015	2014	2013
Major End-Markets

OE Manufacturers:
Truck & Bus products	57%	60%	62%
Trailer products	11%	10%	9%
Car products	6%	4%	4%
Aftermarket	26%	26%	25%
	100%	100%	100%
Geography:
Europe	56%	59%	61%
North America	17%	13%	11%
South America	3%	6%	7%
Asia	22%	19%	18%
Other	2%	3%	3%
	100%	100%	100%

Our largest customer is Daimler, which accounts for approximately 10% of our sales. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2015, 2014 and 2013, our top 10 customers accounted for approximately 48%, 54% and 52% of our sales, respectively.

Results of Operations

Approximately 83% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales and expenses for 2015 compared with 2014 and 2014 compared with 2013 are presented both with and without the effects of foreign currency translation. Changes in sales and expenses excluding foreign exchange effects are calculated using current year sales and expenses translated at prior year exchange rates. Presenting changes in sales and expenses excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2015 Compared with 2014

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2015	2014	% change reported	2015 adjusted amount	% change adjusted
Sales	$2,627.5	$2,851.0	(7.8)%	$3,039.9	6.6%
Cost of sales	1,842.0	1,979.3	(6.9)%	2,125.7	7.4%
Gross profit	785.5	871.7	(9.9)%	914.2	4.9%

Operating expenses	514.6	540.7	(4.8)%	600.8	11.1%
Equity in net income of unconsolidated joint ventures	32.1	23.8	34.9%	32.3	35.7%
Other non-operating income/(expense), net	1.6	1.8	(11.1)%	(5.7)	*
Interest (expense)/income, net	(7.1)	0.2	*	(6.8)	*
Income tax expense	11.5	55.6	(79.3)%	14.6	(73.7)%

* Percentage change not considered meaningful
** Amounts translated using 2014 average exchange rates for comparability

Sales

Our sales for 2015 were $2,627.5 million, a decrease of 7.8% (increase of 6.6% excluding foreign currency translation effects) from $2,851.0 million in 2014. The increase, excluding foreign currency translation effects, was mainly driven by increased WABCO content per vehicle partially offset by an estimated 7% decline in the global production of new trucks and buses greater than six tons.

Total sales in Europe, our largest market, decreased 11.2% (increased 6.6% excluding foreign currency translation effects) for the full year 2015, driven mainly by aftermarket growth and increased WABCO content per vehicle, partially offset by increased dual sourcing on some EURO VI platforms. Sales in North America increased 8.5% (18.1% excluding foreign currency translation effects) due primarily to increased production of new trucks and buses. Total sales in South America decreased 48.5% (29.3% excluding foreign currency translation effects) driven by an estimated 44% decline in the production of new trucks and buses in Brazil, partially offset by growth in aftermarket sales.

Total sales in Asia increased 4.8% (11.8% excluding foreign currency translation effects) and outperformed the market, driven primarily by increases in WABCO content per vehicle in all key markets except Korea. We also saw an increase in the production of new trucks and buses greater than six tons in India, partially offset by lower vehicle production in Japan, China and Korea: sales in India increased 32.9% (40.1% excluding foreign currency translation effects), Japan decreased 10.9% (increased 2.2% excluding foreign currency translation effects), China increased 5.7% (7.8% excluding foreign currency translation effects) and South Korea decreased 25.2% (18.1% excluding foreign currency translation effects).

WABCO's global aftermarket sales, included in the geographic numbers provided above, decreased 9.8% (increased 6.8% excluding foreign currency translation effects). This increase, excluding foreign currency translation effects, demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.5% of material savings before the impact of commodity inflation, which had a negative impact of 0.8%, bringing net materials productivity to 4.7% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2014	$1,979.3	$871.7

Increase/(decrease) due to:
Sales price reductions	—	(44.0)
Volume, mix and absorption	175.9	57.0
Material productivity	(44.8)	44.8
Conversion productivity	(27.7)	27.7
Labor inflation	16.7	(16.7)
Foreign exchange effects	(302.2)	(110.2)
Other	44.8	(44.8)
Net decrease	(137.3)	(86.2)

Cost of sales / gross profit for the year ended December 31, 2015	$1,842.0	$785.5

Sales price reductions as % of sales		1.4%

Foreign exchange impacts include both translational and transactional effects. Cost variances included in "Other" above consisted mainly of higher streamlining charges of $41.1 million primarily related to the Company's streamlining proposals announced in 2015 which are expected to result in the closure of the Meppel and Claye-Souilly manufacturing facilities.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2014	$540.7

Increase/(decrease) due to:
Labor inflation	15.4
Pension expense	15.6
Incentive compensation	5.3
Streamlining expenses	11.4
Research and development investments, net	9.9
Foreign exchange translation	(86.2)
Other	2.5
Net decrease	(26.1)

Operating expenses for the year ended December 31, 2015	$514.6

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $8.3 million to $32.1 million in 2015 as compared to $23.8 million in 2014. This increase was primarily driven by higher income from our North American joint venture, partially offset by a decrease in income from our South African joint venture.

Other Non-Operating Income, net

Non-operating income amounted to $1.6 million in 2015 versus $1.8 million for 2014, mainly driven by releases of accruals for tax indemnification liabilities, offset by lower acquisition-related expenses as a result of our 2014 acquisition of Tavares.

Interest Expense/Income, net

The Company recorded net interest expense of $7.1 million in 2015 compared to net interest income of $0.2 million in 2014. This was primarily due to interest expense incurred on $500 million of Senior Notes issued in 2015. See Note 14 of Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The income tax provision for 2015 was $11.5 million on $297.5 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $55.6 million on pre-tax income of $356.8 million before adjusting for noncontrolling interest in 2014. The income tax provision for 2015 includes the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning offset by tax benefits related to the settlement of a U.S. tax audit and the expiration of a statute of limitation. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil.

See “Executive Overview” above for a discussion of the European Commission’s recent decision to invalidate the Belgian excess profit ruling program that the Company has participated in since 2012, the impact of such decision on our effective tax rate and our deferred tax assets and the actions we are considering to potentially mitigate the impact of such decision on our effective tax rate and deferred tax assets.

As previously disclosed in the Company's 2013 Form 10-K, we continue to expect our effective tax rate to increase in subsequent periods following the 2013 release of a valuation allowance of $178.4 million. Our net income and effective tax rate will be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes. Management has also determined that it is more likely than not that it will not realize $13.5 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period ending on December 31, 2015 and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets.

Furthermore, in 2014, the Company recorded a tax charge of $3.6 million primarily related to various income tax filings and changes in the Company's recorded tax liabilities with respect to undistributed foreign earnings due to the Company’s decision to repatriate on a non-recurring basis $15.1 million of accumulated foreign earnings of its Korean affiliate.

Backlog

Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1,303.3 million at the end of 2015, a decrease of 2.4% (increase of 7.3% excluding foreign currency translation effects) from the end of 2014. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

Results of Operations for 2014 Compared with 2013

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2014	2013	% change reported	2014 adjusted amount	% change adjusted
Sales	$2,851.0	$2,720.5	4.8%	$2,884.5	6.0%
Cost of sales	1,979.3	1,911.4	3.6%	2,006.1	5.0%
Gross profit	871.7	809.1	7.7%	878.4	8.6%

Operating expenses	540.7	477.2	13.3%	544.0	14.0%
Equity in net income of unconsolidated joint ventures	23.8	17.7	34.5%	23.8	34.5%
Other non-operating income, net	1.8	286.4	*	2.5	*
Interest income, net	0.2	4.9	*	0.3	*
Income tax expense/(benefit)	55.6	(21.0)	*	61.1	*

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

Total sales in Europe, our largest market, showed a slight increase of 0.1% (0.4% excluding foreign currency translation effects) for the full year 2014, driven mainly by the recently acquired Transics business and increased WABCO content per vehicle, offset by lower levels of truck, bus and trailer production. Total sales increased 29.3% (29.7% excluding foreign currency translation effects) in North America due to increased WABCO content per vehicle and increased production of new trucks and buses. Total sales in South America decreased 12.0% (4.5% excluding foreign currency translation effects) driven by an estimated 23% decline in the production of new trucks and buses in Brazil, partially offset by increased WABCO content per vehicle.

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

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2013	$1,911.4	$809.1

Increase/(decrease) due to:
Sales price reductions	—	(35.3)
Volume, mix and absorption	146.7	51.6
Material productivity	(49.3)	49.3
Conversion productivity	(27.2)	27.2
Labor	13.7	(13.7)
Foreign exchange effects	(22.4)	(10.1)
Other	6.4	(6.4)
Net increase	67.9	62.6

Cost of sales / gross profit for the year ended December 31, 2014	$1,979.3	$871.7

Sales price reductions as % of sales		1.2%

Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2013	$477.2

Increase/(decrease) due to:
Transics operating costs	34.8
Amortization of acquired intangibles	8.9
Labor inflation and other people-related costs	16.7
Incentive compensation	(8.2)
Research and development investments, net	9.3
Foreign exchange translation	(3.3)
Other	5.3
Net increase	63.5

Operating expenses for the year ended December 31, 2014	$540.7

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased $6.1 million to $23.8 million in 2014 as compared to $17.7 million in 2013. This increase was primarily driven by higher income from our North American joint venture, partially offset by a decrease in income from our South African joint venture.

Other Non-Operating Income, net

Non-operating income amounted to $1.8 million in 2014 versus $286.4 million for 2013. The decrease relates primarily to the reimbursement of $279.5 million received in 2013 on a fine previously assessed in 2010 by the European Commission (the EC Fine) as previously discussed in the Company's 2013 Form 10-K.

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

As previously disclosed in the Company's 2013 Form 10-K, we continue to expect our effective tax rate to increase in subsequent periods following the 2013 release of a valuation allowance of $178.4 million. Our net income and effective tax rate will be negatively affected in periods following this release. However, the valuation allowance release will not affect the amount of cash paid for income taxes. Management has also determined that it is more likely than not that it will not realize $9.0 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period ending on December 31, 2014 and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets.

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

Backlog

Backlog, which represents valid sales orders that have not yet been filled as of the end of the reporting period, was $1,335.0 million at the end of 2014, an increase of 1.7% (15.5% excluding foreign currency translation effects) from the end of 2013. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

Liquidity and Capital Resources

We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes and revolving credit facilities, the use of operating leases and our former Accounts Receivable Securitization Program, which expired on September 26, 2014 as discussed in Note 11 of Notes to the Consolidated Financial Statements.

We believe the combination of expected cash flows, the funding received from our senior unsecured notes and the revolving credit facilities being committed until 2019 and 2020 will provide us with adequate liquidity to support the Company's operations. The Company also has the ability to access a wide range of additional external financing instruments.

Specifically for 2016, we expect a decrease of up to 10% in our capital spending primarily due to the completion in 2015 of the construction of new plants in Poland and North America, partially offset by the anticipated construction of a new product engineering facility in Germany. As discussed in Note 23 of Notes to the Consolidated Financial Statements, our acquisition of MICO, Inc. in February 2016 will result in a net cash payment of approximately $67 million. In addition, as previously discussed, we do not expect the European Commission's decision on Belgium's excess profit ruling program (EPR Program) to result in any cash taxes relating to 2015 or prior years due to the availability of net operating losses. However, unless litigation to overturn the European Commission’s decision is successful in 2016, our cash taxes will increase unless we are able to fully mitigate such increases by availing ourselves of alternative tax relief programs for 2016. See the Executive Overview for additional discussion.

Outside of our capital expenditures, acquisition-related cash flows and as discussed above relating to the European Commission's decision, our overall cash flow is expected to be in line with the Company's 2015 cash flow profile, and there are no known trends or uncertainties that are reasonably expected to have a material effect on the separate sources and uses of cash.

As of December 31, 2015, $494.8 million of the $515.2 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the United States and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2015. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil. In addition, a tax provision was also provided on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of 2013 from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC Fine as further discussed in Note 15 of Notes to the Consolidated Financial Statements. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the United States to be approximately $990 million as of December 31, 2015; however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the United States.

Cash Flows for 2015 Compared with 2014

Operating activities - Net cash provided by operating activities was $395.3 million for 2015. This is in comparison with net cash provided by operating activities of $314.4 million for 2014. We recorded net income including noncontrolling interests of $286.0 million for 2015 compared with net income including noncontrolling interests of $301.2 million for 2014. Net income for 2015 included noncash elements such as depreciation and amortization of $96.7 million and post-retirement benefit expense of $43.1 million. We paid $22.8 million in 2015 towards our post-retirement benefit obligations compared with $33.0 million in 2014, the lower level of payments driven primarily by a stronger U.S. Dollar combined with reduced funding requirements on our funded plans. The issuance of our senior unsecured notes in the second quarter of 2015 gave rise to interest expense and amortization of debt issuance costs of $7.8 million, with the interest payable in the first quarter of 2016. We also recorded $7.7 million of impairment charges on fixed assets relating to our expected production site closures.

Our working capital increased by $32.4 million, due primarily to a higher level of accounts receivables and inventory resulting from increased business, partially offset by a higher level of accounts payable. Other accrued liabilities and taxes increased $18.1 million for 2015 compared to $15.2 million for 2014. The major drivers of this increase were accruals for streamlining and tax-related items, partially offset by lower payroll-related accruals. Other current and long-term assets for 2015 increased $18.4 million compared to a decrease of $27.5 million for 2014, driven mainly by tax-related items. The change in other long-term liabilities for 2015 was an increase of $13.5 million compared to a decrease of $8.0 million for 2014, primarily for accruals related to long-term streamlining liabilities on our expected production site closures.

Investing activities - The net cash used in investing activities amounted to $202.2 million in 2015 compared to $211.1 million in 2014. The net cash usage for 2015 includes capital expenditures of $40.3 million of investments in tooling, $49.4 million on plant and equipment and $10.9 million in software to support the Company's long-term growth strategies. This compared with $45.0 million of investments in tooling, $78.8 million on plant and equipment including construction of a new plant in Poland and $12.1 million in software in 2014.

In 2015, we invested a total of $120.1 million in short-term investments and repurchase agreements. The repurchase agreements are classified within other assets on the consolidated balance sheets. We also received proceeds of $38.5 million from the redemption of a repurchase agreement which matured during the year as compared to $50.7 million of proceeds received in 2014 from the sale of our short-term investments.

We acquired a $20.0 million minority stake in 2015 in SmartDrive Systems, a video-based analytics company headquartered in the United States. We also paid $125.9 million in 2014 related to the acquisition of Tavares as discussed in Note 21 of Notes to the Consolidated Financial Statements.

Financing activities - The net cash used by financing activities during 2015 amounted to $49.0 million compared to $121.4 million during 2014. Our total third-party debt increased $189.3 million for 2015 compared to $226.4 million for 2014. This increase was primarily driven by our issuance of $500 million of senior unsecured notes, net of $2.1 million of debt issuance costs, of which a portion of the proceeds were used to repay the outstanding balance on our revolving credit facilities.

We repurchased shares for a total amount of $249.2 million and $351.5 million in 2015 and 2014, respectively. We also received $17.3 million of stock option proceeds in 2015 compared to $15.0 million in 2014. Dividends paid to noncontrolling interests amounted to $6.4 million and $5.6 million in 2015 and 2014, respectively. We also paid $5.7 million during 2014 for the acquisition of the remaining ownership interest in Transics as discussed in Note 22 of Notes to the Consolidated Financial Statements.

Cash Flows for 2014 Compared with 2013

Net cash provided by operating activities was $314.4 million for 2014. This is in comparison with net cash provided by operating activities of $665.8 million for 2013, of which $283.7 million related to a European Commission Fine reimbursement as discussed in our 2013 Form 10-K.

Operating activities - We recorded net income including noncontrolling interests of $301.2 million for 2014 compared with net income including noncontrolling interests of $661.9 million for 2013. Net income for 2014 included noncash elements such as depreciation and amortization of $101.6 million and post-retirement benefit expense of $32.6 million. We also recorded a noncash impairment charge on fixed assets of $0.8 million. Our working capital increased by $144.7 million, primarily due to the expiration of our Accounts Receivable Securitization Program whereupon we repurchased $111.7 million of accounts receivable and, to a lesser extent, a decrease in our accounts payable.

The change in other accrued liabilities and taxes was an increase of $15.2 million for 2014 compared to $38.5 million for 2013. The major drivers of this increase were accruals for payroll, streamlining and tax-related items, partially offset by lower accruals for our incentive compensation. Other current and long-term assets for 2014 decreased $27.5 million compared to an increase of $28.8 million for 2013. This decrease was primarily due to the release of $38.2 million of restricted cash upon the expiration of our Accounts Receivable Securitization Program, partially offset by increases in notes receivable from our Chinese operations. The change in other long-term liabilities for 2014 was a decrease of $8.0 million compared to $9.8 million for 2013, mainly driven by a release of accruals for tax indemnification liabilities related to a foreign tax audit, partially offset by accruals for our long-term incentive compensation and other tax-related items.

Investing activities - The net cash used in investing activities amounted to $211.1 million in 2014 compared to $176.7 million in 2013. This included $125.9 million of net cash paid during 2014 related to the acquisition of Tavares as discussed in Note 21 of Notes to the Consolidated Financial Statements. The net cash usage for 2014 also includes capital expenditures of $45.0 million of investments in tooling, $78.8 million on plant and equipment and $12.1 million in software to support the Company's long-term growth strategies, including the construction of a new plant in Poland. This compared with $47.0 million of investments in tooling, $61.1 million on plant and equipment and $13.4 million in computer software in 2013. We also received proceeds from the sale of $50.7 million of short-term investments during 2014.

Financing activities - The net cash used by financing activities during 2014 amounted to $121.4 million compared to net cash used by financing activities of $193.4 million during 2013. Our total third-party debt increased $226.4 million for 2014 compared to $10.3 million for 2013. This increase was primarily driven by additional borrowings of $259.0 million under our two revolving credit facilities, a large portion of which funds our share repurchase program, partially offset by the repayment of short-term debt from the Company's access to cash collections on sold receivables under our Accounts Receivable Securitization Program.

We received $15.0 million of stock option proceeds during 2014 compared with $49.7 million in 2013. We paid $5.7 million during 2014 for the acquisition of the remaining ownership interest in Transics as discussed in Note 22 of Notes to the Consolidated Financial Statements. We also paid $4.6 million during 2013 for the acquisition of the remaining ownership interest in our Chinese joint venture, Shandong Weiming Automotive Products (SWAP). During 2014, we repurchased shares for a total amount of $351.5 million.

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes); and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015).

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2015.

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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. As of December 31, 2015, the Company had the ability to borrow an incremental $500.0 million under the revolving credit facilities and was in compliance with all the covenants. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

As of December 31, 2015, various subsidiaries also had borrowings from banks totaling $5.7 million, of which $0.7 million was classified as long-term debt. The remaining $5.0 million supports local working requirements.

Accounts Receivable Securitization Program

The Company had previously established an accounts receivable securitization program which expired on September 26, 2014 and was not renewed. Prior to the expiration of this program, the Company had sold all of its eligible receivables into this accounts receivable securitization program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the accounts receivable securitization program for the year ended December 31, 2014 was €545.7 million ($739.9 million at average exchange rates for the 2014 period through program expiration).

Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2015, forward contracts for an aggregate notional amount of €107.7 million ($117.7 million at December 31, 2015 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.3 million for the year ended December 31, 2015. The majority of these exchange contracts were entered into on December 30, 2015 and had a fair value of $0.7 million as of December 31, 2015.

During the first quarter of 2015, the Company also entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes. As of December 31, 2015, a loss related to these cash flow hedges of $1.2 million, net of taxes, has been recognized in accumulated other comprehensive income. The amount of unrealized loss reclassified to earnings for the year ended December 31, 2015 was $0.1 million.

Off-Balance Sheet Arrangements

Please see the disclosure above in “Accounts Receivable Securitization Program”.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2015.

The amounts below exclude liabilities for uncertain tax positions of $16.3 million as of December 31, 2015. The table below also excludes probable indemnification liabilities of $0.7 million as of December 31, 2015, that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. Both these amounts are classified as long-term, and we are unable to estimate the timing of future payments relating to these obligations. See Note 16 and Note 17 of Notes to the Consolidated Financial Statements for further discussion.

We also had $68.7 million of streamlining liabilities as of December 31, 2015. While we expect the majority of payments to be made by 2018, we are unable to estimate the timing of all future payments. See Note 5 of Notes to the Consolidated Financial Statements for further discussion.

Aggregate Contractual Obligations
As of December 31, 2015
(in millions)

Payments due by period (1)
Contractual Obligation	Total	2016	2017 and 2018	2019 and 2020	Beyond 2020
Debt obligations (excluding interest)	$503.7	$5.0	$0.3	$0.2	$498.2
Operating lease obligations (2)	75.5	16.0	26.8	23.2	9.5
Purchase obligations (3)	187.0	187.0	—	—	—
Pension and post-retirement benefits (4)	285.0	27.5	55.6	56.4	145.5
Total	$1,051.2	$235.5	$82.7	$79.8	$653.2

(1)
The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations will depend on the amount of debt drawn under our revolving credit facilities in each year.

(2)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2015.

(3)
In the normal course of business we expect to purchase approximately $1.6 billion in 2016 of materials and services, and estimate that on average no more than approximately $187 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.5 billion, $1.7 billion and $1.6 billion on materials and services in 2015, 2014 and 2013, respectively.

(4)
Amounts represent undiscounted projected benefit payments over the next ten years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2015 and include benefits attributable to estimated future service of current employees.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Specifically for 2016, however, we expect a decrease of up to 10% in our capital spending as previously discussed.

Pending Adoptions of Recently Issued Accounting Standards

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

The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2015, and the Company's goodwill was not at risk for failing the first step of its impairment test.

Stock-Based Compensation - The Company measures and recognizes in its consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors including stock options, restricted stock units, performance stock units and restricted stock grants based on estimated fair values.

The vesting of the Company's performance stock units (PSUs) occurs at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period and accrues for the associated compensation expense where the Company believes it is probable that the performance conditions will be met.

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

To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 1.0% in 2015, 0.9% in 2014 and 0.8% in 2013. We do not expect this percentage to change materially in the near future. See Note 15 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

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

See “Executive Overview” above for a discussion of the European Commission’s recent decision to invalidate the Belgian excess profit ruling program that the Company has participated in since 2012, the impact of such decision on our effective tax rate and our deferred tax assets and the actions we are considering to potentially mitigate the impact of such decision on our effective tax rate and deferred tax assets.

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 17 of Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $0.7 million.

Cyclical and Seasonal Nature of Business

The industry in which we operate is cyclical. Approximately 68% of our sales are for newly manufactured trucks, buses and trailers, the production of which follows long investment cycles and are impacted by macro economic factors and legislation. Global commercial vehicle production grew consistently from 2001 through the fourth quarter of 2008, when the global commercial vehicle markets started to experience a significant decline that was unprecedented in its breadth, depth and speed which continued through 2009. All markets experienced favorable growth in 2010 and our most developed markets again experienced favorable growth in 2011. 2012 saw most markets decline with only our markets in North America and Japan experiencing growth. In 2013 we saw mixed performances across the various markets with some geographies up double digit while others were down double digit. This mixed trend continued through 2014 with a slight decline in the overall market. In 2015, we saw most markets continue to decline with growth only in the North America, Western Europe and India markets.

Our markets are difficult to predict; however, in 2016 we are again anticipating mixed markets where the North American and Asian markets are expected to be flat to down versus 2015 while the European markets are expected to grow. The continued adoption of new technologies by truck and bus manufacturers helps our business outperform the rate of truck and bus production over the longer term. The commercial vehicle industry is not subject to material seasonal impacts.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western and Eastern Europe, Brazil, China, South Korea, India, Thailand and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2015, the potential maximum loss in earnings is estimated to be $16 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 19 of Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

As of December 31, 2015, we had an aggregate outstanding debt balance of $503.7 million related primarily to our issuance of fixed-rate senior unsecured notes which are not exposed to any interest rate fluctuations. We had no outstanding floating rate debt under our revolving credit facilities.

We had $559.0 million of cash, cash equivalents and short-term investments on hand as of December 31, 2015. These balances are predominantly invested in interest bearing short-term instruments. Due to increased volatility in interest rates, a 1% change of the interest rates would have the effect of increasing or decreasing interest income by approximately $6 million.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers. As we do not purchase these commodities directly, changes in their prices could affect our financial results with a time lag of up to 6 months.

Applying a VAR methodology to our 2015 commodity exposure, the potential maximum loss in earnings is estimated to be $19 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Wim Van Gasse, Partner *
Brussels, Belgium
February 11, 2016

* Acting on behalf of a BVBA/SPRL

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2015	2014	2013
Sales	$2,627.5	$2,851.0	$2,720.5
Cost of sales	1,842.0	1,979.3	1,911.4
Gross Profit	785.5	871.7	809.1
Costs and expenses:
Selling and administrative expenses	368.4	386.8	352.8
Product engineering expenses	139.5	145.0	119.4
Other operating expense, net	6.7	8.9	5.0
Operating income	270.9	331.0	331.9
European Commission fine reimbursement	—	—	279.5
Equity income of unconsolidated joint ventures, net	32.1	23.8	17.7
Other non-operating income, net	1.6	1.8	6.9
Interest (expense)/income, net	(7.1)	0.2	4.9
Income before income taxes	297.5	356.8	640.9
Income tax expense/(benefit)	11.5	55.6	(21.0)
Net income including noncontrolling interests	286.0	301.2	661.9
Less: net income attributable to noncontrolling interests	10.8	9.7	8.7
Net income attributable to Company	$275.2	$291.5	$653.2
Net income attributable to Company per common share
Basic	$4.76	$4.87	$10.46
Diluted	$4.72	$4.81	$10.31
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	57,768,018	59,907,763	62,474,493
Diluted	58,274,987	60,546,454	63,382,564
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Net income including noncontrolling interests	$286.0	$301.2	$661.9
Foreign currency translation effects	(130.6)	(144.9)	(4.1)
Unrealized gains/(losses) on benefit plans, net of tax	24.4	(135.9)	(1.8)
Unrealized losses on hedges, net	(1.2)	—	—
Unrealized gains on investment	—	0.2	—
Comprehensive income	$178.6	$20.6	$656.0
Less: Comprehensive income attributable to noncontrolling interests	8.6	8.4	3.6
Comprehensive income attributable to Company	$170.0	$12.2	$652.4

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$515.2	$411.7
Short-term investments	43.8	—
Accounts receivable, less allowance for doubtful accounts of $5.9 in 2015 and $5.5 in 2014	444.0	445.6
Inventories	212.7	189.6
Taxes receivable on income	13.2	4.1
Guaranteed notes receivable	53.9	52.8
Other current assets	103.6	57.9
Total current assets	1,386.4	1,161.7
Property, plant and equipment, less accumulated depreciation	398.0	424.9
Goodwill	377.7	421.0
Long-term future income tax benefits	280.8	289.5
Investments in unconsolidated joint ventures	24.7	19.6
Intangible assets, net	62.8	78.4
Other assets	59.5	37.6
TOTAL ASSETS	$2,589.9	$2,432.7
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$5.0	$8.1
Accounts payable	159.7	121.2
Accrued payroll	105.2	103.9
Current portion of warranties	23.1	25.8
Accrued expenses	61.9	58.5
Other accrued liabilities	109.9	100.2
Total current liabilities	464.8	417.7
Long-term debt	498.7	307.1
Post-retirement benefits	552.7	595.0
Deferred tax liabilities	137.1	129.2
Long-term income tax liabilities	16.3	48.5
Other liabilities	84.0	46.2
Total liabilities	1,753.6	1,543.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,500,084 in 2015; 77,961,040 in 2014; and shares outstanding: 56,759,566 in 2015; 58,425,873 in 2014	0.8	0.8
Capital surplus	852.6	828.3
Treasury stock, at cost: 21,740,518 shares in 2015; 19,535,167 shares in 2014	(1,497.3)	(1,248.1)
Retained earnings	1,938.5	1,663.3
Accumulated other comprehensive loss:	(507.9)	(402.7)
Total shareholders’ equity	786.7	841.6
Noncontrolling interests	49.6	47.4
Total equity	836.3	889.0
TOTAL LIABILITIES AND EQUITY	$2,589.9	$2,432.7

See Notes to the Consolidated Financial Statements.
WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Operating activities:
Net income including noncontrolling interests	$286.0	$301.2	$661.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77.5	81.7	74.6
Amortization of intangibles	19.2	19.9	10.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(4.7)	(0.2)	0.6
Non-cash stock compensation	12.0	15.5	13.6
Non-cash interest expense and debt issuance cost amortization	7.8	—	—
Deferred income tax (benefit)/expense	(11.7)	4.5	(64.6)
Post-retirement benefit expense	43.1	32.6	31.9
Impairment of property, plant and equipment	7.7	0.8	—
Loss/(gain) on sale or disposal of property, plant and equipment	0.4	1.4	(0.2)
Changes in assets and liabilities:
Accounts receivable, net	(41.8)	(123.9)	(44.3)
Inventories	(42.7)	(2.5)	(16.0)
Accounts payable	52.1	(18.3)	33.1
Other accrued liabilities and taxes	18.1	15.2	38.5
Other current and long-term assets	(18.4)	27.5	(28.8)
Other long-term liabilities	13.5	(8.0)	(14.7)
Post-retirement benefit payments	(22.8)	(33.0)	(30.4)
Net cash provided by operating activities	395.3	314.4	665.8
Investing activities:
Purchases of property, plant and equipment	(89.7)	(123.8)	(108.1)
Investments in capitalized software	(10.9)	(12.1)	(13.4)
(Purchases)/sales of short-term investments	(81.6)	50.7	(55.2)
Cost of preferred stock investment	(20.0)	—	—
Acquisition of businesses, net	—	(125.9)	—
Net cash used in investing activities	(202.2)	(211.1)	(176.7)
Financing activities:
Net borrowings of short-term revolving credit facilities	—	—	1.1
Borrowings of long-term debt and revolving credit facilities	577.0	259.0	—
Repayments of long-term revolving credit facilities	(385.0)	—	—
Net (repayments)/borrowings of short-term debt	(2.7)	(32.6)	9.2
Purchases of treasury stock	(249.2)	(351.5)	(243.2)
Purchase of subsidiary shares from noncontrolling interest	—	(5.7)	(4.6)
Dividends to noncontrolling interest holders	(6.4)	(5.6)	(5.6)
Proceeds from exercise of stock options	17.3	15.0	49.7
Net cash used in financing activities	(49.0)	(121.4)	(193.4)
Effect of exchange rate changes on cash and cash equivalents	(40.6)	(43.0)	2.1
Net increase/(decrease) in cash and cash equivalents	103.5	(61.1)	297.8
Cash and cash equivalents at beginning of period	411.7	472.8	175.0
Cash and cash equivalents at end of period	$515.2	$411.7	$472.8
Cash paid during the period for:
Interest	$10.1	$2.0	$0.3
Income taxes	$49.4	$48.4	$45.2
Non cash items for the period:
Unrealized gains on investments	$—	$0.2	$—
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non Controlling Interests	Total
Balance at December 31, 2012	$0.7	$735.5	$(655.8)	$718.6	$(122.6)	$52.3	$728.7
Net income	—	—	—	653.2	—	8.7	661.9
Other comprehensive loss	—	—	—	—	(0.8)	(5.1)	(5.9)
Treasury stock purchased	—	—	(240.8)		—	—	(240.8)
Stock options exercised	0.1	49.7	—	—	—	—	49.8
Stock-based compensation	—	13.9	—	—	—	—	13.9
Change in noncontrolling interest		1.1				(5.7)	(4.6)
Dividends paid	—	—	—	—	—	(5.6)	(5.6)
Balance at December 31, 2013	$0.8	$800.2	$(896.6)	$1,371.8	$(123.4)	$44.6	$1,197.4
Net income	—	—	—	291.5	—	9.7	301.2
Other comprehensive loss	—	—	—	—	(279.3)	(1.3)	(280.6)
Treasury stock purchased	—	—	(351.5)	—	—	—	(351.5)
Stock options exercised	—	14.9	—	—	—	—	14.9
Stock-based compensation	—	13.2	—	—	—	—	13.2
Dividends paid					—	(5.6)	(5.6)
Balance at December 31, 2014	$0.8	$828.3	$(1,248.1)	$1,663.3	$(402.7)	$47.4	$889.0
Net income	—	—	—	275.2	—	10.8	286.0
Other comprehensive loss	—	—	—	—	(105.2)	(2.2)	(107.4)
Treasury stock purchased	—	—	(249.2)	—	—	—	(249.2)
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	7.0	—	—	—	—	7.0
Dividends paid	—	—	—	—	—	(6.4)	(6.4)
Balance at December 31, 2015	$0.8	$852.6	$(1,497.3)	$1,938.5	$(507.9)	$49.6	$836.3
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1.	Description of Company

WABCO Holdings Inc. and its subsidiaries (collectively WABCO or the Company) engineers, develops, manufactures and sells integrated systems controlling advanced braking, stability, suspension and transmission automation as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic ABS, EBS, ESC, automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products to four groups of customers around the world: truck and bus OEMs, trailer OEMs, commercial vehicle aftermarket distributors of replacement parts and services and commercial vehicle fleet operators for management solutions and services, and major automotive OEMs. We also provide remanufacturing services globally.

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

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment.

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

The Company typically records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, the Company recorded $43.2 million, $43.0 million and $42.4 million in 2015, 2014 and 2013, respectively, in the accompanying consolidated statements of operations.

In most countries where WABCO operates, sales are subject to VAT taxes. Sales are presented net of VAT in the consolidated statements of operations.

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

Available-for-Sale Investments - Investments may consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The investments are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. The Company classifies its investments as either short-term or long-term based on the nature of the investments, its availability of use in current operations and the Company's holding intention. The fair value of the investments is determined based on readily available pricing sources for identical instruments in less active markets (Level 2). In the event the investments experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statements of operations. As of December 31, 2015, the Company had $43.8 million of short-term investments as well as $2.7 million of long-term investments that have been included in "other assets" on the consolidated balance sheets.

Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations on its customers. In determining the allowance for doubtful accounts, on a monthly basis, WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends.

Transfers of Financial Instruments - The Company accounts for sales and transfers of financial instruments under ASC 860, Transfers and Servicing. ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company may sell receivables to the bank which qualify as financial assets since they are associated with the sale of products by the subsidiaries of the Company and accepted by the Company's customers in the ordinary course of business. Where such receivables sold to the bank, the risks of collection of such receivables reside with the bank. Therefore, upon sale of the receivables to the bank, the appropriate reversal of any applicable accounts receivable allowances is recorded by the Company.

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

Capitalized Software Costs - WABCO capitalizes the costs of obtaining or developing internal-use computer software, including directly related payroll costs. The Company amortizes those costs on a straight-line basis over periods of up to seven years, beginning when the software is ready for its intended use. The Company assesses capitalized software costs for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Equity and Cost Method Investments - We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of operations. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This includes assessing the investees’ financial condition as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in equity method investees was $24.7 million and $19.6 million at December 31, 2015 and 2014, respectively, net of our proportionate share of the results of their operations and dividends received.

Investments for which we do not have significant influence are accounted for under the cost method. The aggregate balance of these investments was $20.0 million at December 31, 2015. There were no such investments outstanding at December 31, 2014 .

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

The recoverability of goodwill is measured based on one reporting unit for the total Company. Our plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during each of the years presented in the consolidated statements of operations.

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

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of sales totaled 1.0% in 2015, 0.9% in 2014 and 0.8% in 2013. See Note 15 for a summary of warranties.

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

Fair Value of Financial Instruments - Financial instruments consist mainly of cash, accounts receivable, accounts payable and loans payable to banks. As of December 31, 2015 and 2014, the carrying amounts of these instruments approximated their fair values. Long-term debt also approximated fair value as of December 31, 2015 and 2014.

Derivative Instruments and Hedging Activities - The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments which qualify for hedge accounting are recorded as an offset to the changes in fair value of the underlying hedged item and are included in other non-operating expense, net or other operating expense, net. See Note 20 for further details on derivative instruments.

Research, Development and Engineering Expenses - Research and development costs are expensed as incurred. WABCO expended approximately $139.5 million in 2015, $145.0 million in 2014 and $119.4 million in 2013 for research activities, product development and for product engineering.

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

	Year Ended December 31,
	2015	2014	2013
Weighted average incremental shares included	506,969	638,691	908,071
Shares excluded due to anti-dilutive effect	—	—	3,000

Comprehensive Income/(Loss) - Comprehensive income/(loss) consists of net income, foreign currency translation adjustments (including that on intercompany transactions of a long-term investment nature), pension liability adjustments, unrecognized gains or losses on post-retirement benefit plans, unrecognized gains or losses on investments and unrecognized gains or losses on hedges, and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

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

The adoption of recently issued accounting standards did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17) Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2015-17 retrospectively as of December 31, 2015. Prior period information presented in the Company's consolidated financial statements was retrospectively adjusted, resulting in the reclassification of $20.8 million of deferred tax assets from current assets to noncurrent assets within the Company's consolidated balance sheet at December 31, 2014.

In June 2015, the FASB issued ASU 2015-10 Technical Corrections and Improvements, which clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. The Company adopted the provisions of ASU 2015-10 as of December 31, 2015. There was no impact from adoption of this guidance on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted, and the Company adopted the provisions of ASU 2015-03 retrospectively as of June 30, 2015. There was no impact from adoption of this guidance on prior period information presented in the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 (ASU 2014-15) Presentation of Financial Statements - Going Concern, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.

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

NOTE 4.	Other Comprehensive Income

The table below presents the changes in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Amount in millions)	2015	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$(148.1)	$(5.5)	$(9.5)
Adjustment for the period	(123.1)	(142.6)	4.0
Balance at end of period	(271.2)	(148.1)	(5.5)

Losses on intra-entity transactions (1):
Balance at beginning of period	(9.9)	(8.9)	(5.9)
Adjustment for the period	(5.3)	(1.0)	(3.0)
Balance at end of period	(15.2)	(9.9)	(8.9)

Unrealized gains on investments:
Balance at beginning of period	0.2	—	—
Adjustment for the period	—	0.4	—
Amounts reclassified to earnings, net	—	(0.2)	—
Balance at end of period	0.2	0.2	—

Unrealized losses on hedges:
Balance at beginning of period	—	—	—
Adjustment for the period (2)	(1.3)	—	—
Amounts reclassified to earnings, net	0.1	—	—
Balance at end of period	(1.2)	—	—

Pension and Post-retirement Plans:
Balance at beginning of period	(244.9)	(109.0)	(107.2)
Other comprehensive income before reclassifications	12.9	(140.1)	(6.6)
Amounts reclassified to earnings, net (3)	11.5	4.2	4.8
Balance at end of period	(220.5)	(244.9)	(109.0)

Accumulated other comprehensive loss at end of period	$(507.9)	$(402.7)	$(123.4)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) The adjustment for the period is net of taxes of $0.7 million for the year ended December 31, 2015. See Note 20 for further discussion.

(3) This accumulated other comprehensive income component, net of taxes of $4.6 million, $1.9 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 5.	Streamlining

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

Based on market declines occurring in the fourth quarter of 2008, we commenced a streamlining program on October 28, 2008 (the 2008/2009 Program), which began with a consultative process with works councils and employee representatives globally. The 2008/2009 Program reduced our global workforce by approximately 1,800 employees. The Company does not expect to incur any further charges on the 2008/2009 Program and has fully paid all liabilities related to this program as of December 31, 2015.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals are expected to result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). Depending on the timing of the outcome of formal processes in accordance with local labor laws and practices, production at both facilities could be transferred to other facilities within the Company's globally integrated supply chain by the end of 2017.

Based on the Company’s efforts to maintain our global footprint, the Company may periodically enter into other streamlining programs as deemed necessary (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2015.

(Amounts in millions)
2008 / 2009 Program
Balance as of December 31, 2014	$3.3
Charges during 2015	—
Payments during 2015	(3.3)
FX effects	—
Balance as of December 31, 2015	$—
2014 / 2015 Program
Balance as of December 31, 2014	$10.0
Charges during 2015	45.4
Payments during 2015	(1.1)
Noncash writeoffs during 2015	(8.5)
FX effects	(2.0)
Balance as of December 31, 2015	$43.8
Other Programs
Balance as of December 31, 2014	$18.7
Charges during 2015	23.1
Payments during 2015	(14.5)
FX effects	(2.4)
Balance as of December 31, 2015	$24.9
Total streamlining liability as of December 31, 2015	$68.7

A balance of $55.3 million is included in other liabilities (non-current) and $13.4 million is included in other accrued liabilities (current) as of December 31, 2015.

The following is a summary of current and cumulative streamlining costs:

	Charges for Year Ended December 31, 2015			Cumulative Charges as of December 31, 2015
(Amounts in millions)	2008/2009 Program	2014/2015 Program	Other Programs	2008/2009 Program	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$—	$32.9	$7.4	$45.7	$34.0	$32.8
Employee-related charges – selling and administrative	—	4.0	15.3	45.8	11.9	43.4
Asset write-offs	—	7.7	—	—	8.5	2.1
Other streamlining charges	—	0.8	0.4	—	1.0	0.2
Total program costs	$—	$45.4	$23.1	$91.5	$55.4	$78.5

NOTE 6.	Capital Stock

The following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2015, 2014 and 2013.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2012	75,755,306	(13,008,155)	62,747,151
Shares issued upon exercise of stock options	1,600,850	—	1,600,850
Shares issued upon vesting of RSUs	106,768	—	106,768
Shares issued for DSUs	7,350	—	7,350
Shares issued for stock awards	900	—	900
Shares purchased for treasury	—	(3,103,994)	(3,103,994)
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
Shares issued upon exercise of stock options	394,899	—	394,899
Shares issued upon vesting of RSUs	91,235	—	91,235
Shares issued for DSUs	2,932	—	2,932
Shares issued for stock awards	800	—	800
Shares purchased for treasury	—	(3,423,018)	(3,423,018)
Balance, December 31, 2014	77,961,040	(19,535,167)	58,425,873
Shares issued upon exercise of stock options	414,782	—	414,782
Shares issued upon vesting of RSUs	117,830	—	117,830
Shares issued for DSUs	6,432	—	6,432
Shares issued for stock awards	—	—	—
Shares purchased for treasury	—	(2,205,351)	(2,205,351)
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2015, no shares have been reissued.

On May 26, 2011, the Board of Directors approved a program to repurchase shares of the Company's common stock in an amount not to exceed $400 million, which expired on May 31, 2013. On October 26, 2012, the Board of Directors authorized the Company to enter into an additional share repurchase program for $400 million of common shares. An additional repurchase program for $200 million of common shares was further authorized on October 29, 2013. Both of these authorizations expired on December31, 2014. On December 5, 2014, the Board of Directors approved a repurchase program for an additional $500 million of common shares. This authorization expires on December 31, 2016.

As of December 31, 2015, the Company had repurchased a total of $1,221.0 million of shares under these four repurchase programs, leaving an unexpended balance of $250.8 million available to repurchase shares in the future. Between January 1, 2016 and February 11, 2016, the Company repurchased an additional 405,000 shares for a total of $35.4 million. The Company plans to continue to repurchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on our common stock in 2015, 2014 and 2013.

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

As of December 31, 2015, a total of 732,407 stock options, RSUs, PSUs and DSUs were outstanding and there were 3,369,867 shares remaining available for grant under the 2009 Restated Omnibus Plan.

The PSUs granted as part of the Company's equity incentive awards vest at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals as approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2015, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.

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

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant. For PSUs, the grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards.

Total stock-based compensation cost recognized during the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Stock-based compensation	$12.0	$15.5	$13.6

The following tables summarize the stock options, RSUs, PSUs, DSUs and stock awards activity for each of the periods presented:

	Underlying Shares			Weighted - Average Exercise Price	Weighted - Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2012	2,300,133	568,059	2,868,192	$35.82
Options Granted	—	—	—	$—	$—
Options Exercised	(1,359,825)	(242,243)	(1,602,068)	$31.08
Options Forfeited	(53,391)	(200)	(53,591)	$52.71
Options Outstanding December 31, 2013	886,917	325,616	1,212,533	$41.20
Options Granted	—	—	—	$—	$—
Options Exercised	(298,032)	(98,611)	(396,643)	$38.01
Options Forfeited	(8,036)	(200)	(8,236)	$58.54
Options Outstanding December 31, 2014	580,849	226,805	807,654	$42.60
Options Granted	—	—	—	$—	$—
Options Exercised	(284,817)	(130,882)	(415,699)	$41.87
Options Forfeited	—	(336)	(336)	$38.97
Options Outstanding December 31, 2015	296,032	95,587	391,619	$43.37

Exercisable at December 31, 2015	283,842	95,587	379,429	$42.86

	Underlying Shares	Weighted - Average Grant Date Fair Value
RSUs Outstanding December 31, 2012	352,965	$55.30
RSUs Granted	112,964	$68.37
RSUs Vested	(129,755)	$43.70
RSUs Forfeited	(47,707)	$60.86
RSUs Outstanding December 31, 2013	288,467	$64.72
RSUs Granted	93,070	$100.78
RSUs Vested	(114,485)	$64.39
RSUs Forfeited	(14,584)	$75.08
RSUs Outstanding December 31, 2014	252,468	$77.56
RSUs Granted	78,664	$116.46
RSUs Vested	(157,585)	$70.81
RSUs Forfeited	(20,460)	$96.95
RSUs Outstanding December 31, 2015	153,087	$101.91

	Underlying Shares	Weighted - Average Grant Date Fair Value
PSUs Outstanding December 31, 2012	—	$—
PSUs Granted	94,364	$68.10
PSUs Forfeited	(9,954)	$68.10
PSUs Outstanding December 31, 2013	84,410	$68.10
PSUs Granted	65,508	$103.41
PSUs Forfeited	(10,940)	$77.38
PSUs Outstanding December 31, 2014	138,978	$84.01
PSUs Granted	58,630	$116.38
PSUs Forfeited	(24,896)	$95.65
PSUs Outstanding December 31, 2015	172,712	$93.31

	Underlying Shares	Weighted - Average Grant Date Fair Value
DSUs Outstanding December 31, 2012	12,766	$51.32
DSUs Granted	5,864	$75.12
DSUs Issued	(7,350)	$52.39
DSUs Outstanding December 31, 2013	11,280	$63.00
DSUs Granted	7,156	$107.70
DSUs Issued	(2,932)	$75.12
DSUs Outstanding December 31, 2014	15,504	$78.11
DSUs Granted	5,917	$129.94
DSUs Issued	(6,432)	$106.59
DSUs Outstanding December 31, 2015	14,989	$86.35

	Shares	Weighted - Average Grant Date Fair Value
Stock Awards granted:
Year ended December 31, 2013	900	$70.53
Year ended December 31, 2014	800	$96.37
Year ended December 31, 2015	—	$—

The table below shows the vesting schedule of the RSUs granted for each of the periods presented:

	Vesting Schedule
	Equal installments over 3 years	After 2 years	After 3 years	After 4 years	Total
RSUs granted in 2013	109,254	—	3,710	—	112,964
RSUs granted in 2014	78,966	1,934	12,170	—	93,070
RSUs granted in 2015	74,394	814	3,456	—	78,664

As discussed above, the PSUs granted in each of the years ended December 31, 2015, 2014 and 2013 vest, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals. The DSUs granted in each of the years ended December 31, 2015, 2014 and 2013 vest immediately upon grant.

As of December 31, 2015, the total aggregate intrinsic value of stock option awards outstanding was $23.1 million. The total aggregate intrinsic value of options exercisable and options outstanding, less expected forfeitures, as of the same date was $22.5 million and $23.1 million, respectively. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2015, multiplied by the number of shares per each option.

The total intrinsic value of options exercised was $32.7 million, $24.9 million and $69.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total fair value of shares vested was $20.1 million, $11.8 million and $9.5 million during the year ended December 31, 2015, 2014 and 2013 respectively. The 337,989 of unvested options, RSUs and PSUs as of December 31, 2015 will result in the recognition of $15.5 million of compensation cost to be recognized over a weighted average period of 1.8 years.

The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2015 was 3.7 years, while that of the vested options was 3.6 years. The tax benefit from stock options exercised during the period was immaterial for each of the years ended December 31, 2015, 2014 and 2013.

NOTE 8.	Other Operating and Non-Operating Expense / (Income), Net

Other expense/(income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Operating expense:
Bank charges	$1.7	$2.2	$2.0
Miscellaneous taxes	4.1	5.7	2.9
Other expense, net	0.9	1.0	0.1
	$6.7	$8.9	$5.0

Non-operating (income)/expense:
Indemnification settlements, net	$(1.0)	$(4.3)	$(8.8)
Securitization and receivable discount fees	0.3	0.9	1.0
Foreign exchange gains	(0.9)	(0.9)	(2.3)
Other expense, net	—	2.5	3.2
	$(1.6)	$(1.8)	$(6.9)

NOTE 9.	Inventories

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2015	2014
Finished products	$95.7	$87.3
Products in process	7.8	7.5
Raw materials	109.2	94.8
Inventories at cost	$212.7	$189.6

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties. The current replacement cost approximated the LIFO carrying cost for 2015 and 2014.

Inventory reserves amounted to $12.2 million and $13.0 million for the years ended December 31, 2015 and December 31, 2014, respectively.

NOTE 10.	Property, Plant and Equipment

The components of property, plant and equipment, at cost, are as follow:

	Year Ended December 31,
(Amounts in millions)	2015	2014
Land	$21.7	$23.4
Buildings	172.5	193.2
Machinery and equipment	775.2	796.8
Improvements in progress	65.6	49.1
Gross property, plant and equipment	1,035.0	1,062.5
Less: accumulated depreciation	637.0	637.6
Net property, plant and equipment	$398.0	$424.9

Depreciation expense for owned assets, including those under capital leases, for the years ended December 31, 2015, 2014 and 2013 was $77.5 million, $81.7 million and $74.6 million, respectively.

Net property, plant and equipment includes tooling investments of $69.9 million and $75.8 million for the years ended December 31, 2015 and 2014 respectively.

NOTE 11.	Financing Receivables

On September 23, 2009, the Company established an accounts receivable securitization program (the Accounts Receivable Securitization Program) with Société Générale Bank Nederland N.V. The Accounts Receivable Securitization Program expired on September 26, 2014, and was not renewed.

During the year ended December 31, 2014 and prior to the expiration of the Accounts Receivable Securitization Program, the Company sold all of its eligible receivables into the Accounts Receivable Securitization Program. The receivables were removed from the balance sheet in accordance with the guidance under ASC 860, Transfers and Servicing. The total amount of receivables sold under the Accounts Receivable Securitization Program for the year ended December 31, 2014 was €545.7 million ($739.9 million at weighted average 2014 exchange rates through program expiration) compared to €790.8 million ($1,050.6 million at weighted average 2013 exchange rates) for the year ended December 31, 2013.

The fair value of the receivables sold equaled the carrying cost at time of sale, and no gain or loss was recorded as a result of the sale. The Company estimates the fair value of sold receivables using Level 3 inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses (if any). As part and through the expiration of the Accounts Receivable Securitization Program, the Company continued to service the receivables. The Company sold the receivables at face value, but received actual funding net of a subordinated deposit account with Société Générale until collections were received from customers for the receivables sold. The Company was exposed to the credit losses of sold receivables up to the amount of its subordinated deposit account at each settlement date. Credit losses for receivables sold and past due through program expiration in 2014 were immaterial. Servicing fees paid for the program were $0.6 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.

In connection with the expiration of the Accounts Receivable Securitization Program in 2014, the Company entered into a separate agreement with Société Générale to repurchase accounts receivable amounting to €88.1 million ($111.7 million based on exchange rates at time of repurchase). A subordinated deposit of $38.2 million was also released to the Company, resulting in a net decrease in cash and cash equivalents of $73.5 million.

Other receivables available for financing include sales to reputable state owned and public enterprises in China that are settled through bankers acceptance drafts which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed notes are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2015, 2014 and 2013 was $80.7 million, $63.8 million and $42.8 million, respectively. Expenses related to discounting these notes amounted to $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, which are included in “other non-

operating expense, net.” There were no discounting expenses for the year ended December 31, 2013. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $53.9 million and $52.8 million as of December 31, 2015 and 2014, respectively, and are included in “other current assets” on the consolidated balance sheets.

The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2015 or 2014.

NOTE 12.	Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(Amounts in millions)	2015	2014
Balance of goodwill, beginning of year	$421.0	$381.2
Acquisitions	—	91.6
Foreign exchange translation	(43.3)	(51.8)
Balance of goodwill, end of year	$377.7	$421.0

The changes in the carrying value of intangible assets for the years ended December 31 are as follow:

	Capitalized Software	Other Intangible Assets	Total
Gross intangible assets as of:
December 31, 2012	$99.1	$50.3	$149.4
Additions	13.5	2.2	15.7
Disposals	(1.9)	(0.5)	(2.4)
Foreign exchange translation	4.3	(0.2)	4.1
December 31, 2013	115.0	51.8	166.8
Additions	12.7	53.4	66.1
Disposals	(17.7)	—	(17.7)
Foreign exchange translation	(14.5)	(11.6)	(26.1)
December 31, 2014	95.5	93.6	189.1
Additions	10.9	—	10.9
Disposals	(0.8)	—	(0.8)
Foreign exchange translation	(9.8)	(8.6)	(18.4)
December 31, 2015	$95.8	$85.0	$180.8

Accumulated amortization as of:
December 31, 2012	$(76.4)	$(33.6)	$(110.0)
Amortization expense	(7.5)	(3.1)	(10.6)
Disposals	1.9	0.4	2.3
Foreign exchange translation	(3.4)	(0.8)	(4.2)
December 31, 2013	(85.4)	(37.1)	(122.5)
Amortization expense	(9.1)	(12.4)	(21.5)
Disposals	17.7	—	17.7
Foreign exchange translation	10.7	4.9	15.6
December 31, 2014	(66.1)	(44.6)	(110.7)
Amortization expense	(8.7)	(10.5)	(19.2)
Disposals	0.7	—	0.7
Foreign exchange translation	6.9	4.3	11.2
December 31, 2015	$(67.2)	$(50.8)	$(118.0)

Net intangible assets as of:
December 31, 2015	$28.6	$34.2	$62.8

The Company expects to incur approximately $18 million to $22 million of amortization expense for each of the next five fiscal years excluding any amortization that may arise from acquisitions.

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

WABCO recognizes in its consolidated balance sheets an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $552.7 million on the consolidated balance sheets is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2015 and 2014, and a statement of the funded status as of December 31, 2015 and 2014.

	2015	2015	2014	2014
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$13.3	$777.8	$14.0	$606.2
Service cost	0.2	16.7	0.1	12.4
Interest cost	0.4	17.6	0.5	21.7
Participant contributions	0.2	0.2	0.3	0.2
Curtailments	—	(1.4)	—	—
Actuarial loss / (gain)	3.9	(2.4)	2.6	248.6
Benefit payments	(3.3)	(26.2)	(4.2)	(31.0)
Foreign exchange effects	—	(66.6)	—	(83.9)
Other	—	(0.2)	—	3.6
Obligation at end of year	$14.7	$715.5	$13.3	$777.8

	2015	2015	2014	2014
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$188.1	$—	$178.1
Actual return on assets	—	(0.4)	—	24.7
Employer contributions	3.1	19.7	3.9	29.1
Participant contributions	0.2	0.2	0.3	0.2
Benefit payments	(3.3)	(26.2)	(4.2)	(31.0)
Foreign exchange effects	—	(7.5)	—	(11.9)
Other expenses	—	(0.6)	—	(1.1)
Fair value of plan assets at end of year	$—	$173.3	$—	$188.1
Funded Status at December 31	$(14.7)	$(542.2)	$(13.3)	$(589.7)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$16.3	$—	$13.7
Current liabilities	(1.6)	(18.9)	(1.6)	(20.1)
Noncurrent liabilities	(13.1)	(539.6)	(11.7)	(583.3)
Net amounts recognized in balance sheet:	$(14.7)	$(542.2)	$(13.3)	$(589.7)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$0.1	$1.7	$0.1	$1.9
Net actuarial loss	11.5	300.1	9.5	340.5
Total (before tax effects)	$11.6	$301.8	$9.6	$342.4

$15.0 million of the amount in other comprehensive income as of December 31, 2015 is expected to be recognized as post-retirement costs in 2016.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2015	2014
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$599.7	$692.4
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$470.1	$547.7

Total post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Foreign pensions	$42.0	$31.6	$30.9
Health & Life insurance benefits	1.1	1.0	1.0
Total post-retirement costs, including accretion expense	$43.1	$32.6	$31.9

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Service cost-benefits earned during period	$16.7	$12.3	$12.7
Interest cost on projected benefit obligation	17.6	21.6	20.8
Less: assumed return on plan assets	(7.9)	(8.1)	(8.8)
Amortization of prior service cost	0.5	(0.1)	0.1
Amortization of net loss	15.1	5.9	6.1
Net defined benefit plan cost after amendments	$42.0	$31.6	$30.9

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Interest and service cost on projected benefit obligation	$0.6	$0.6	$0.6
Amortization of net loss	0.5	0.4	0.4
Defined benefit plan cost	$1.1	$1.0	$1.0

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

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2015 Health & Life Ins. Benefits	2015 Foreign Pension Plans	2014 Health & Life Ins. Benefits	2014 Foreign Pension Plans
Discount rate	3.75%	2.50%	3.50%	2.43%
Salary growth	N/A	2.95%	N/A	3.03%
Net Periodic Pension Cost for the year
Discount rate	3.50%	2.43%	4.00%	3.71%
Salary growth	N/A	3.03%	N/A	3.18%
Expected return on plan assets	N/A	4.89%	N/A	4.27%

The discount rate assumption in this chart changed from 2014 to 2015, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.

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

Asset Allocation	2015	2014	2015 Target	2014 Target
Equity securities	30%	28%	28%	28%
Debt securities	7%	11%	11%	11%
Insurance contracts	47%	46%	46%	—%
Investments in collective foundations	14%	14%	14%	14%
Other *	2%	1%	1%	1%

* Included in "other" above are mutual funds held in real estate.

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

(Amounts in millions)	2015	2014
Equity securities	$52.5	$52.7
Debt securities	12.1	20.7
Insurance contracts	80.6	87.0
Investments in collective foundations	24.8	25.6
Other *	3.3	2.1
Total fair value of plan assets	$173.3	$188.1

* Included in "other" above are mutual funds held in real estate.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions, including payment of benefits incurred by unfunded plans and health and life insurance benefits, totaled $22.8 million in 2015 compared to $33.0 million in 2014. Contributions in 2016 are expected to be in line with the contributions made during 2015.

Expected future benefit payments from our pension and retirement health and life insurance benefit plans are shown in the table below:

(Amounts in millions)	2016	2017	2018	2019	2020	2021-2025
Domestic plans without subsidy	$1.6	$1.5	$1.4	$1.3	$1.3	$5.2
Foreign pension plans	$25.9	$26.0	$26.7	$26.6	$27.2	$140.3

The weighted average annual assumed rate of increase in the health care cost trend rate was 6.8% for 2014, 6.5% for 2015 and is assumed to increase to 7.5% in 2016 and then gradually decline to 4.75% by 2027. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.0	$(0.9)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$—	$—

NOTE 14.	Debt

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015). As of December 31, 2015, the outstanding debt balance net of unamortized debt issuance costs was $498.0 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2015.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date to September 30, 2020 subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. As of December 31, 2015, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30.0 million was unused as of December 31, 2015, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of December 31, 2015.

The following table summarizes the balance outstanding on these facilities:

	As of December 31, 2015		As of December 31, 2014
(Amounts in millions)	Outstanding borrowings	Letters of credit	Outstanding borrowings	Letters of credit
2014 Facility	$—	$—	$100.0	$—
2015 Facility (previously the 2011 Facility)	—	—	206.0	0.9
	$—	$—	$306.0	$0.9

Incremental ability to borrow	$500.0		$193.1

The carrying amounts of the facilities approximated fair value based upon Level 2 inputs as of each of the periods presented above.

Interest on loans under the revolving credit facilities will be calculated at a rate per annum equal to an applicable margin - which can vary from 0.45% to 1.00% for both the 2014 Facility and the 2015 Facility based on the Company's leverage ratio, plus LIBOR for loans denominated in U.S. Dollars, EURIBOR for loans denominated in Euros, HIBOR for loans denominated in Hong Kong Dollars and SIBOR for loans denominated in Singapore Dollars, plus mandatory costs, if any.

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all the covenants as of December 31, 2015.

Other Debt

As of December 31, 2015, the Company's various subsidiaries had borrowings from banks totaling $5.7 million, of which $0.7 million was classified as long-term debt. The remaining $5.0 million supports local working requirements. This is in comparison to $9.2 million as of December 31, 2014, of which $1.1 million was classified as long-term debt.

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

The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Balance of warranty costs accrued, beginning of period	$45.2	$51.6	$55.2
Warranty costs accrued	24.4	27.1	25.4
Warranty claims settled	(24.3)	(28.0)	(30.5)
Foreign exchange translation effects	(4.4)	(5.5)	1.5
Balance of warranty costs accrued, end of period	$40.9	$45.2	$51.6
Current liability, included in current portion of warranties	$23.1	$25.8	$29.8
Long-term liability, included in other liabilities	$17.8	$19.4	$21.8

Warranty costs net of recoveries	$24.4	$24.9	$21.4

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect as of December 31, 2015, are: $16.0 million in 2016; $14.2 million in 2017; $12.6 million in 2018; $11.9 million in 2019; $11.3 million in 2020 and $9.5 million thereafter, amounting to a total of $75.5 million. Net rental expense for all operating leases was $17.0 million, $20.4 million and $18.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has bank guarantees for $46.9 million which is comprised of uncollateralized bank guarantees, of which $42.2 million is related to tax and other litigation, $0.7 million is related to letters of credit and $4.0 million is related to other items.

Right of Recourse

In the ordinary course of business, the Company may receive banker's acceptance drafts from customers in China in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of December 31, 2015 and 2014, the Company had approximately $18.0 million and $15.1 million, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 17, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $0.7 million as of December 31, 2015. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

NOTE 16.	Income Taxes

Income before income taxes and the applicable provision for income taxes were :

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Income before income taxes:
Domestic	$62.9	$49.8	$94.4
Foreign	234.6	307.0	546.5
	$297.5	$356.8	$640.9
Provision/(benefit) for income taxes:
Current:
Domestic	$(22.0)	$18.0	$11.4
Foreign	45.2	33.1	32.2
	$23.2	$51.1	$43.6
Deferred:
Domestic	$(3.0)	$3.0	$101.7
Foreign	(8.7)	1.5	(166.3)
	$(11.7)	$4.5	$(64.6)

Total provision/(benefit)	$11.5	$55.6	$(21.0)

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2015, 2014 and 2013 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Tax provision at statutory rate	$104.1	$124.9	$224.3
State income taxes	1.1	0.7	—
Foreign earnings taxed at other than 35%	(43.5)	(61.1)	(70.4)
Increase/(decrease) in valuation allowance	4.5	(1.1)	(261.9)
Unremitted foreign earnings	(5.9)	(3.6)	107.4
Belgium Excess Profit Ruling	(16.9)	(20.9)	(23.5)
Tax (reversals)/contingencies	(32.6)	3.3	(0.4)
Equity compensation	3.8	4.8	4.4
Other, net	(3.1)	8.6	(0.9)
Total provision/(benefit)	$11.5	$55.6	$(21.0)

The effective income tax rates for 2015, 2014 and 2013 were 3.9%, 15.6% and (3.3)%, respectively. The income tax provision for 2015 includes the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning offset by tax benefits related to the settlement of a tax audit and the expiration of a statute of limitation. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil.

The nature of the reconciling item "Foreign earnings taxed at other than 35%" is net of permanent differences including non-taxable income in foreign jurisdictions, foreign tax credits and rulings, resulting in a net tax benefit.

Management has determined that it is more likely than not that it will not realize $13.5 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a lack of taxable earnings during the most recent three-year period ended December 31, 2015, the lack of projected earnings and an arbitration claim related to tax deductions taken in a previous year provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses.

In 2014, the income tax provision includes the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Furthermore, in 2014, the Company recorded a tax charge of $3.6 million primarily related to various income tax filings and changes in the Company's recorded tax liabilities with respect to undistributed foreign earnings due to the Company's decision to repatriate on a non-recurring basis $15.1 million of accumulated foreign earnings of its Korean affiliate.

In 2013, the income tax benefit includes taxes on earnings in profitable jurisdictions, income offset by fully valued net operating losses, the accrual of interest on uncertain tax positions, and a tax provision on unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. Additionally, the tax provision is offset by the release of a valuation allowance of $178.4 million related to management’s determination that it is more likely than not that the Company will realize its deferred tax asset in a foreign jurisdiction. Furthermore, the Company also recognized a tax benefit of $2.4 million due to the impact of U.S. tax legislation enacted in January 2013 and a tax benefit of $2.4 million related to the Company's filing of its 2012 U.S. Federal Income Tax Return in September 2013. Additionally in 2013, the Company recorded a tax provision related to unremitted foreign earnings of $300.0 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of €209.8 million from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of the EC Fine.

The approximate dollar and diluted earnings per share amounts of tax reductions related to tax holidays and incentive tax credits in various countries in which the Company does business were $11.4 million and $0.20 in 2015, $15.6 million and $0.26 in 2014 and $7.8 million and $0.12 in 2013, respectively. The tax holidays and incentive tax credits expire at various dates through 2026.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2015	2014
Deferred tax liabilities:
Basis difference in noncontrolling interest	$9.4	$10.5
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	14.4	19.0
Unremitted foreign earnings	97.0	103.3
Intangibles	16.3	16.8
	$137.1	$149.6
Deferred tax assets:
Foreign net operating losses and tax credits	$136.0	$170.1
Post-retirement and other employee benefits	101.5	105.4
Intangibles	46.8	34.0
Inventory	0.6	1.1
Warranties	1.7	1.6
Other	7.7	6.7
	$294.3	$318.9

Valuation allowances	(13.5)	(9.0)

Net deferred tax assets	$143.7	$160.3

As of December 31, 2015, the Company has $360.0 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $335.1 million of such NOLs have an unlimited life and the remainder is available for periods of up to 7 years. The NOLs primarily consist of NOLs inherited by WABCO upon separation from Trane and losses incurred in post-spin years. As of December 31, 2015, the Company has provided a valuation allowance of $1.6 million representing the value of the associated deferred tax assets with regard to $24.9 million of NOLs and tax credits available for up to 7 years. Management has determined that it is more likely than not that it will not realize $13.5 million of its deferred tax assets in other foreign jurisdictions and has recorded a valuation allowance against such deferred tax assets as discussed above.

Unrecognized tax benefits as of December 31, 2015 amounted to $16.3 million which is classified as a long-term liability and the Company is currently unable to estimate the timing of potential amounts to be paid.

There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 17. Interest related to unrecognized tax benefits recorded in the 2015, 2014 and 2013 consolidated statements of operations were $0.3 million, $1.0 million and $0.3 million, respectively. Total accrued interest as of December 31, 2015, 2014 and 2013 was approximately $1.7 million, $7.0 million and $6.0 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Beginning balance, January 1	$41.5	$39.3	$41.9
Additions for tax positions related to current year	5.1	2.2	—
Additions for tax positions related to prior years	—	25.8	1.2
Reductions for tax positions related to prior years	(27.3)	—	—
Cash settlements	(2.3)	—	(2.0)
Expirations of statute of limitations	(2.4)	(25.8)	(2.0)
Foreign exchange	—	—	0.2
Ending balance, December 31	$14.6	$41.5	$39.3

During 2015, the Company reversed $32.0 million of unrecognized tax benefits due to the settlement of a U.S. tax audit and the expiration of a statute of limitation.

In 2014, the Company reversed $25.8 million of unrecognized tax benefits due to the expiration of a statute of limitation. This expiration also had a correlative impact on other unrecognized tax benefits which resulted in the Company recording an unrecognized tax benefit of $25.8 million (excluding penalties and interest) during 2014.

In 2013, the reversal of $4.0 million during the year relates to the settlement of certain US state tax exposures and the expiration of statutes of limitations in certain foreign jurisdictions

As of December 31, 2015, 2014 and 2013, there were $14.6 million, $41.5 million and $39.3 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, India, the Netherlands, Poland, the United Kingdom and the United States. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2009. The Company is currently under examination in the United States for tax years 2013 and 2014.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the United States due to operational, strategic and other needs to support the growth of the Company and as such, no deferred tax liability has been provided. However, the Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2015. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil.

In addition, as discussed above, due to the receipt in the fourth quarter of 2013 of an exceptional refund including interest from the European Commission that increased earnings beyond these operational, strategic and other needs outside the United States, the Company recorded a tax provision for $300.0 million of its Belgian affiliate’s earnings for which the Company does not assert permanent reinvestment outside the United States. The Company estimates the amount of its permanently reinvested unremitted foreign earnings to be approximately $990 million as of December 31, 2015, however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the United States.

NOTE 17.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As of December 31, 2015, the Company had probable indemnification liabilities of $0.7 million, compared to $4.5 million as of December 31, 2014, all of which are classified within long-term liabilities on the balance sheet. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

For the years ended December 31, 2015, 2014 and 2013, approximately $1.2 million, $4.3 million and $8.8 million of indemnification liabilities were reversed, respectively, due to the settlement of foreign tax audits and expiration of statutes of limitations. We also paid indemnification liabilities of $2.8 million during 2015 in relation to the above.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the claims as of December 31, 2015 was $26.5 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and the likelihood of loss is not probable and thus no accrual is required at this time.

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

As of December 31, 2015, WABCO has net investments in and advances to Meritor WABCO of $20.3 million, WABCO SA of $3.5 million and WABCOWURTH of $0.4 million. WABCO received dividends from the joint ventures of $27.5 million, $23.4 million and $18.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2015	2014	2013	2015	2014	2013
Meritor WABCO	$228.7	$218.7	$176.0	$—	$0.7	$—
WABCO SA	4.8	4.5	5.7	3.9	—	—
WABCOWURTH	0.2	0.2	0.2	0.2	0.3	0.3

(Amounts in millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2015	2014	2015	2014
Meritor WABCO	$35.6	$32.0	$0.2	$—
WABCO SA	1.6	1.1	—	—
WABCOWURTH	—	—	—	—

Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures as of December 31, 2015. The first of these joint ventures is in Japan with Sanwa-Seiki where the joint venture distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

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

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2015	2014	2013	2015	2014	2013
Sanwa-Seiki	$—	$—	$—	$25.7	$31.3	$33.7
Cummins	88.7	86.0	72.9	—	—	—
FUWA	7.1	6.3	3.0	—	—	—

NOTE 19. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 10%, 11% and 12% of our sales in 2015, 2014 and 2013, respectively. Volvo, our next largest customer, accounted for 8% of our sales in 2015 and 10%

in 2014 and 2013. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment.

European sales for the years ended December 31, 2015, 2014 and 2013 accounted for 56%, 59% and 61% of total sales, respectively.  Asian sales for the years ended December 31, 2015, 2014 and 2013 accounted for 22%, 19% and 18% of total sales, respectively.  We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We continue to be strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

Geographic Data

	Year Ended December 31,
(Amounts in millions)	2015	2014	2013
Product Sales:
OEM	$1,949.8	$2,099.4	$2,043.5
Aftermarket	677.7	751.6	677.0

Sales - Geographic distribution (a):
United States	$437.1	$383.5	$296.2
Europe (countries below are included in this total)	1,464.3	1,668.5	1,666.3
Germany	588.3	698.7	731.3
France	83.9	89.8	99.5
Netherlands	96.1	101.0	96.6
Sweden	176.4	206.8	215.4
Other (countries below are included in this total)	726.1	799.0	758.0
Japan	93.9	105.4	100.5
China	233.9	221.8	192.6
Brazil	73.7	156.7	180.9
India	168.8	127.1	106.1
Total sales	$2,627.5	$2,851.0	$2,720.5

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2015	2014	2013
Long-lived Assets (b)
Geographic distribution:
United States	$46.2	$22.0	$20.2
Europe (countries below are included in this total)	660.2	727.4	655.7
Germany	268.9	284.9	323.7
Poland	130.0	127.6	110.8
Other (countries below are included in this total)	191.6	212.5	213.5
India	95.0	97.2	97.7
China	61.6	66.0	68.3
Total long-lived assets	$898.0	$961.9	$889.4

(b)	Amounts are presented on a net basis

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

The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statements of operations as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges. During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 14. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, has been recognized in other comprehensive income for the year ended December 31, 2015. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the year ended December 31, 2015 was $0.1 million.

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2015 and 2014, respectively, forward contracts for an aggregate notional amount of €107.7 million ($117.7 million at December 31, 2015 exchange rates) and €77.8 million ($94.5 million at December 31, 2014 exchange rates) were outstanding with an average duration of one month. The majority of these exchange contracts were entered into on December 30, 2015. The fair value of the derivatives was immaterial as of December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, the Company recognized net gains on its derivative instruments of $6.0 million and $2.2 million, respectively. When combined with the revaluation of assets and liabilities, these foreign exchange contracts resulted in net non-operating gains of $0.3 million and $0.1 million, respectively.

NOTE 21. Business Combinations

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

The allocation of the total purchase price to the assets and liabilities assumed as of the acquisition date is summarized as follows:

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

NOTE 23. Subsequent Events

Income Taxes

The Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling program (EPR Program). On January 11, 2016, the European Commission ruled that the above provision of Belgian law is illegal and incompatible with European State Aid law (“Decision”). As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The clawback amount may be reduced by applying other forms of relief which would have been available to companies during the period they participated in the EPR Program. Negotiations are ongoing between the Belgian Government and the European Commission to agree on a methodology to calculate the applicable amounts for each company.

WABCO has participated in the EPR Program since 2012. As a result of the Decision, the Company’s effective tax rate will likely increase in 2016 and beyond. The extent of such increase is dependent on many factors, including the ultimate amount of the clawback (which would impact the amount of net operating losses we would have available to us in future years to offset taxable income), the availability of alternative tax relief (both, by re-filing tax returns for prior periods to reduce the amount of the clawback, and for current and future periods to reduce the tax provision in Belgium), the mix of profits and losses between jurisdictions where we operate, as well as any other strategic decisions we may pursue. However, WABCO does not in any case expect the recognition of tax expense due to the clawback to result in any cash taxes for 2015 or prior years due to the availability of net operating losses. We are exploring all paths to mitigate the potential increase to our effective tax rate, including litigation to challenge the Decision of the European Commission (as discussed below), eligibility for other alternative tax relief, or pursuing other strategic alternatives.

The Decision may be appealed before the General Court of the European Union (“General Court”) by the Belgian Government and by companies which are directly affected by the Decision. We understand that the Belgian government is considering an appeal. We perceive that the Decision is flawed and that there are strong arguments which could justify an appeal by WABCO as well. WABCO’s position is supported by other State Aid decisions of the European Commission which have been annulled upon successful appeal before the General Court.

The European Commission has noted that affected companies, like WABCO, may take advantage of alternative tax relief that may have been available to them during any of the years that they relied on the EPR Program and re-file tax returns claiming applicable benefits. We are currently assessing the extent to which we are eligible to claim such alternative tax relief for the prior periods subject to clawback, as well as for the current and future years.

Acquisitions

On February 1, 2016, the Company acquired MICO, Inc. (MICO) for a purchase price of $74.5 million, which included the acquisition of $7.3 million of net cash. MICO manufactures and markets hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries.

NOTE 24. Quarterly Data (Unaudited)

	Year 2015
(Amounts in millions)	First	Second	Third	Fourth
Sales	$652.2	$661.1	$643.6	$670.6
Cost of sales	438.6	453.6	479.0	470.8
Gross profit	213.6	207.5	164.6	199.8
Income before income taxes	93.3	86.8	36.1	81.3
Income tax expense/(benefit)	18.5	18.5	(5.2)	(20.3)
Net income attributable to Company	$71.9	$65.8	$38.8	$98.7
Net income per common share
Basic	$1.23	$1.13	$0.67	$1.73
Diluted	$1.22	$1.12	$0.67	$1.71

	Year 2014
(Amounts in millions)	First	Second	Third	Fourth
Sales	$729.5	$735.0	$707.3	$679.1
Cost of sales	511.6	505.3	487.3	474.9
Gross profit	217.9	229.7	220.0	204.2
Income before income taxes	87.7	95.8	94.0	79.3
Income tax expense	15.8	17.9	9.5	12.4
Net income attributable to Company	$69.4	$75.0	$82.0	$65.1
Net income per common share
Basic	$1.13	$1.24	$1.38	$1.11
Diluted	$1.12	$1.23	$1.37	$1.10

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company's disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

Remediation of Previously Identified Material Weakness

As previously reported, the Company determined that as of December 31, 2014, it did not maintain effective controls over financial reporting on pension accounting. Specifically, the Company did not have effective controls in operation over the application of its actuarial assumptions on mortality or effective controls designed and in operation over the review of the detailed calculations in the actuary’s model in calculating pension plan obligations relating to its defined benefit plan in Germany.

The Company implemented remediation plans to enhance controls and procedures to address the material weakness. Such remedial measures included improvements in the review of mortality assumptions used in the valuation of our pension obligation, the performance of a mortality study to further support mortality assumptions taken, as well as strengthened review controls over the actuarial model through the use of a secondary external actuarial firm.

Based on the actions summarized above, the Company's management has concluded that the material weakness related to financial reporting on pension accounting has been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WABCO Holdings Inc.

February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). WABCO Holdings Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Wim Van Gasse, Partner *
Brussels, Belgium
February 11, 2016

* Acting on behalf of a BVBA/SPRL

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

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and significant shareholders set forth under the heading “Common Stock Ownership of Officers, Directors and Significant Shareholders” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Expense	Deductions	Other Additions (a)	Foreign Currency Translation Effects	Balance End of Period
2015:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,524	974	(159)	—	(444)	5,895
2014:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	4,999	384	(817)	1,463	(505)	5,524
2013:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	3,581	1,346	(66)	—	138	4,999

(a) Relates to allowances for doubtful accounts receivable assumed through the acquisition of Tavares as discussed in Note 21 of Notes to the Consolidated Financial Statements.

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 11, 2016
Jacques Esculier	(Principal Executive Officer)

/s/ Prashanth Mahendra-Rajah	Chief Financial Officer	February 11, 2016
Prashanth Mahendra-Rajah

/s/ Sean Deason	Vice President, Controller & Assistant Secretary	February 11, 2016
Sean Deason

*	Director	February 11, 2016
Jean-Paul L. Montupet

*	Director	February 11, 2016
G. Peter D'Aloia

*	Director	February 11, 2016
Dr. Juergen Gromer

*	Director	February 11, 2016
Mary Petrovich

*	Director	February 11, 2016
Henry R. Keizer

*	Director	February 11, 2016
Michael T. Smith

*	Director	February 11, 2016
Donald J. Stebbins

*	Director	February 11, 2016
David N. ("Nick") Reilly

* Signed by Attorney-in-fact

/s/ Lisa Brown
Lisa Brown Attorney-in-fact

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

10.26
Management Agreement, effective as of January 1, 2012 between WABCO Europe SPRL/BVBA and Jacques Esculier (previously filed as Exhibit 10.31 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.27
Management Agreement, effective as of January 1, 2012 between WABCO Europe SPRL/BVBA and Nikhil Varty (previously filed as Exhibit 10.32 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).

10.28
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

10.32
Offer letter from the Company to Leon Liu, dated June 5, 2014 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on July 25, 2014 and herein incorporated by reference).

10.33
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

10.35
Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 24, 2015 (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 24, 2015 and herein incorporated by reference).

10.36
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

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, Dr. Juergen Gromer, Henry R. Keizer, Mary Petrovich, Michael T. Smith, Donald J. Stebbins, Jean-Paul L. Montupet and David N. ("Nick") Reilly.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings Inc.'s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Consolidated Financial Statements.