Form 10-Q
period 2016-03-31
WABCO Holdings Inc.
filed 2016-04-22
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 15, 2016	56,252,013

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2016	2015
Sales	$688.7	$652.2
Cost of sales	475.2	438.6
Gross Profit	213.5	213.6
Costs and expenses:
Selling and administrative expenses	90.5	88.0
Product engineering expenses	34.6	38.4
Other operating expense, net	1.4	1.7
Operating income	87.0	85.5
Equity income of unconsolidated joint ventures, net	7.2	6.6
Other non-operating income, net	0.1	1.9
Interest expense, net	(3.0)	(0.7)
Income before income taxes	91.3	93.3
Income tax expense	101.1	18.5
Net (loss)/income including noncontrolling interests	(9.8)	74.8
Less: net income attributable to noncontrolling interests	3.6	2.9
Net (loss)/income attributable to Company	$(13.4)	$71.9
Net (loss)/income attributable to Company per common share
Basic	$(0.24)	$1.23
Diluted	$(0.24)	$1.22
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	56,485,052	58,256,979
Diluted	56,485,052	58,815,328
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2016	2015
Net (loss)/income including noncontrolling interests	$(9.8)	$74.8
Foreign currency translation gains/(losses)	36.9	(100.7)
Unrealized (losses)/gains on benefit plans, net	(3.3)	24.6
Unrealized gains/(losses) on hedges, net	0.1	(1.3)
Comprehensive income/(loss)	23.9	(2.6)
Less: comprehensive income attributable to noncontrolling interests	3.8	3.3
Comprehensive income/(loss) attributable to Company	$20.1	$(5.9)

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$636.7	$515.2
Short-term investments	45.5	43.8
Accounts receivable, less allowance for doubtful accounts of $5.3 in 2016 and $5.9 in 2015	483.9	444.0
Inventories:
Finished products	115.3	95.7
Products in process	15.3	7.8
Raw materials	117.1	109.2
Taxes receivable	—	13.2
Guaranteed notes receivable	64.2	53.9
Other current assets	66.6	103.6
Total current assets	1,544.6	1,386.4
Property, plant and equipment, less accumulated depreciation	421.9	398.0
Goodwill	422.9	377.7
Deferred tax assets	206.4	280.8
Investments in unconsolidated joint ventures	20.8	24.7
Intangible assets, net	64.3	62.8
Other assets	61.7	59.5
TOTAL ASSETS	$2,742.6	$2,589.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$5.2	$5.0
Accounts payable	191.4	159.7
Accrued payroll	108.7	105.2
Current portion of warranties	25.0	23.1
Taxes payable	6.3	—
Accrued expenses	61.6	61.9
Other accrued liabilities	106.5	109.9
Total current liabilities	504.7	464.8
Long-term debt	630.7	498.7
Post-retirement benefits	574.5	552.7
Deferred tax liabilities	136.3	137.1
Long-term income tax liabilities	13.5	16.3
Other liabilities	87.2	84.0
TOTAL LIABILITIES	1,946.9	1,753.6
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,633,814 in 2016; 78,500,084 in 2015; and shares outstanding: 56,249,405 in 2016; 56,759,566 in 2015	0.8	0.8
Capital surplus	849.2	852.6
Treasury stock, at cost: 22,384,409 shares in 2016; 21,740,518 shares in 2015	(1,557.1)	(1,497.3)
Retained earnings	1,924.7	1,938.5
Accumulated other comprehensive loss	(474.4)	(507.9)
Total shareholders’ equity	743.2	786.7
Noncontrolling interests	52.5	49.6
Total equity	795.7	836.3
TOTAL LIABILITIES AND EQUITY	$2,742.6	$2,589.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Operating activities:
Net (loss)/income including noncontrolling interests	$(9.8)	$74.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.4	18.1
Amortization of intangibles	4.9	4.8
Equity in earnings of unconsolidated joint ventures, net of dividends received	3.8	(1.7)
Non-cash stock compensation	3.4	3.7
Non-cash interest expense and debt issuance cost amortization	3.9	—
Deferred income tax expense/(benefit)	79.5	(0.3)
Post-retirement benefit expense	9.6	10.6
Loss on sale or disposal of property, plant and equipment	—	0.2
Changes in assets and liabilities:
Accounts receivable, net	(22.0)	(50.4)
Inventories	(16.8)	(20.3)
Accounts payable	31.2	44.4
Other accrued liabilities and taxes	(6.1)	17.4
Other current and long-term assets	1.9	(6.5)
Other long-term liabilities	(2.2)	(1.7)
Post-retirement benefit payments	(5.5)	(5.1)
Net cash provided by operating activities	93.2	88.0
Investing activities:
Purchases of property, plant and equipment	(26.5)	(13.0)
Investments in capitalized software	(3.4)	(2.9)
Sales/(purchases) of short-term investments	38.9	(22.4)
Cost of preferred stock investment	—	(20.0)
Acquisitions of businesses, net	(62.7)	—
Net cash used in investing activities	(53.7)	(58.3)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	132.0	54.0
Net borrowings/(repayments) of short-term debt	0.1	(4.4)
Purchases of treasury stock	(62.5)	(57.5)
Taxes withheld and paid on employee stock award vestings	(5.8)	(1.5)
Dividends to noncontrolling interest holders	(0.9)	(1.5)
Proceeds from exercise of stock options	1.2	6.8
Net cash provided/(used) in financing activities	64.1	(4.1)
Effect of exchange rate changes on cash and cash equivalents	17.9	(33.7)
Net increase/(decrease) in cash and cash equivalents	121.5	(8.1)
Cash and cash equivalents at beginning of period	515.2	411.7
Cash and cash equivalents at end of period	$636.7	$403.6
Cash paid during the period for:
Interest	$4.1	$0.9
Income taxes	$7.5	$10.0
Non cash items for the period:
Treasury stock purchase accrual	$—	$4.3
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K.

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2016.

NOTE 2.	Recently Issued Accounting Standards

The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standard Update 2016-09 (ASU 2016-09) Compensation - Stock Compensation, in order to simplify certain aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, classification of excess tax benefits, and taxes withheld and paid on employee stock award vestings on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. ASU 2016-09 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-09 as of January 1, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.4 million to retained earnings. Provisions related to income taxes have been adopted prospectively resulting in a tax benefit of $1.1 million as of the quarter ended March 31, 2016, and provisions related to the statement of cash flows have been adopted retrospectively.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize most leases as on the balance sheet. ASU 2016-02 is effective for the interim and annual periods in fiscal years beginning after December 15, 2018. The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern, which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

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

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Amount in millions)	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(271.2)	$(148.1)
Adjustment for the period	29.9	(99.9)
Balance at end of period	(241.3)	(248.0)

Losses on intra-entity transactions (1):
Balance at beginning of period	(15.2)	(9.9)
Adjustment for the period	6.8	(1.2)
Balance at end of period	(8.4)	(11.1)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2
Adjustment for the period	—	—
Amounts reclassified to earnings, net	—	—
Balance at end of period	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.2)	—
Adjustment for the period (2)	—	(1.3)
Amounts reclassified to earnings, net	0.1	—
Balance at end of period	(1.1)	(1.3)

Pension and post-retirement plans:
Balance at beginning of period	(220.5)	(244.9)
Other comprehensive income before reclassifications	(6.1)	22.2
Amounts reclassified to earnings, net (3)	2.8	2.4
Balance at end of period	$(223.8)	$(220.3)

Accumulated other comprehensive loss at end of period	$(474.4)	$(480.5)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) The adjustment for the period is net of taxes of $0.7 million for the three months ended March 31, 2015. See Note 14 for further discussion.

(3) This accumulated other comprehensive loss component, net of taxes of $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 4.	Financing Receivables

The Company's receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2016 and 2015 were $18.2 million and $15.7 million, respectively. There were no expenses related to discounting these notes for the first three months of 2016 and 2015. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $64.2 million and $53.9 million as of March 31, 2016 and December 31, 2015, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of March 31, 2016 or December 31, 2015.

NOTE 5.	Net Income Attributable to Company per Share

Basic net income attributable to Company per share has been computed using the weighted average number of WABCO common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income attributable to Company per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (RSUs) and deferred stock units (DSUs) after assuming that the Company would use the proceeds from the exercise of options to repurchase stock. The weighted average incremental shares also includes the net amount of shares issuable for performance stock units (PSUs) at the end of the reporting period, if any, based on the number of shares issuable if the end of the period were the end of the vesting period.

Anti-dilutive shares, if applicable, are excluded and represent those options, RSUs, DSUs and PSUs whose assumed proceeds were greater than the average price of the Company’s common stock.

For the three months ended March 31, 2016, no weighted average incremental shares have been included as the impact would have been anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Weighted average incremental shares included	—	558,349
Shares excluded due to anti-dilutive effect	—	26,073

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the three month period ended March 31, 2016.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	32,458	—	32,458
Shares issued upon vesting of RSUs	100,796	—	100,796
Shares issued for DSUs	476	—	476
Shares purchased for treasury	—	(682,000)	(682,000)
Treasury shares reissued	—	38,109	38,109
Balance, March 31, 2016	78,633,814	(22,384,409)	56,249,405

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2016 the Company has reissued a total of 38,109 treasury shares related to certain employee vestings under its equity incentive program.

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

As of March 31, 2016, the Company has repurchased a total of $1,283.5 million of shares under these four repurchase programs, leaving an unexpended balance of $188.3 million available to repurchase shares in the future. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of March 31, 2016, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three month periods ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2016	2015
Stock-based compensation	$3.4	$3.7

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	85,237	$91.41	61,492	$116.09
PSUs Granted	82,558	$91.35	58,630	$116.38
DSUs Granted	474	$105.56	—	$—
Total Awards	168,269		120,122

The RSUs granted during the periods presented above have vesting terms as follow:

	Three Months Ended March 31,
	2016	2015
Vest in equal annual installments over three years	83,116	61,492
Vest after three years	2,121	—
Total RSUs granted	85,237	61,492

NOTE 8.	Debt

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015). As of March 31, 2016, the outstanding debt balance, net of unamortized debt issuance costs, was $498.1 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness ratio and a consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2016.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date to September 30, 2020 subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. As of March 31, 2016, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of March 31, 2016, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of March 31, 2016.

The following table summarizes the balance outstanding on these facilities:

	As of March 31, 2016		As of December 31, 2015
(Amounts in millions)	Outstanding borrowings	Letters of credit	Outstanding borrowings	Letters of credit
2014 Facility	$—	$—	$—	$—
2015 Facility (previously the 2011 Facility)	132.0	—	—	—
	$132.0	$—	$—	$—

Incremental ability to borrow	$368.0		$500.0

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of March 31, 2016.

Other Debt

As of March 31, 2016, the Company's various subsidiaries had borrowings from banks totaling $5.8 million, of which $0.6 million was classified as long-term debt. The remaining $5.2 million supports local working capital requirements. This is in comparison to $5.7 million as of December 31, 2015 of which $0.7 million was classified as long-term debt.

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
The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Amount in millions)	2016	2015
Balance of warranty costs accrued, beginning of period	$40.9	$45.2
Warranty costs accrued	5.8	5.2
Warranty claims settled	(4.7)	(5.3)
Foreign exchange translation effects	1.4	(4.1)
Balance of warranty costs accrued, end of period	$43.4	$41.0
Current liability, included in current portion of warranties	$25.0	$23.5
Long-term liability, included in other liabilities	$18.4	$17.5

Warranty costs net of recoveries	$5.2	$5.2

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $44.2 million, of which $39.6 million is related to tax and other litigation, $0.6 million is related to letters of credit, and $4.0 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 31, 2016, the Company had approximately $19.8 million of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $0.7 million as of March 31, 2016. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes

The income tax expense was $101.1 million on pretax income of $91.3 million before adjusting for noncontrolling interest for the three months ended March 31, 2016, and $18.5 million on pretax income of $93.3 million for the three months ended March 31, 2015. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. During the first quarter of 2016, the income tax provision included a non-cash tax expense of $86.4 million related to the Belgian excess profit ruling program (EPR Program) as further discussed below. The income tax provision for the first quarter of 2016 also included $1.1 million of tax benefit arising from the adoption of ASU 2016-09 as discussed in Note 2.

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

The Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the EPR Program. The EPR Program has been part of Belgian law since 2004. We understand approximately 35 companies of varying size, activities and geographical operations participate in the EPR Program.

On January 11, 2016, the European Commission ruled that the above provision of Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the "Decision"). As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). As stated above, the Company has recorded an income tax provision of $86.4 million in Q1 2016 with respect to the clawback of the tax benefits obtained under the EPR Program for tax years 2012 - 2015. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit.

The Belgian Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). In addition, companies which are directly affected by the Decision may also separately submit an appeal. At present the Company is awaiting publication of the Decision in the European Official Gazette and will then evaluate the merits of the Company filing a separate appeal. If an appeal is successful, the income tax provision of $86.4 million may be entirely or partly reversed.

The Belgian Government has indicated that affected companies, like WABCO, may take advantage of alternative tax relief programs that may have been available to them during any of the years that they relied on the EPR Program and re-file tax returns claiming applicable benefits. We understand that the Belgian Government is currently in discussions with the European Commission regarding how these procedures will work in practice. We are currently assessing the extent to which we are eligible to claim such alternative tax relief for the prior periods subject to clawback.

We are currently in discussions with the Belgian Government to claim alternative tax relief. On the basis that we believe it is more likely than not that we will be successful in claiming this tax relief for 2016, we have recognized this benefit in our Q1 tax provision. We plan to investigate whether this tax relief would have been available to WABCO in prior years if no EPR benefit had been claimed. Any related benefit for prior years will be recognized as and when our assessment is complete and we are able to file tax returns claiming this benefit.

Unrecognized tax benefits at March 31, 2016 amounted to $102.8 million, of which $13.5 million was classified as a long-term liability. The remaining unrecognized tax benefits of $89.3 million, including the $86.4 million related to the EPR Program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As of March 31, 2016, the Company had indemnification liabilities of $0.7 million which were classified within long-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2016 was $29.7 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 12.	Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company’s global competitiveness for certain mechanical products. These proposals are expected to result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). We currently anticipate that production at both facilities would be transferred to other facilities within the Company’s globally integrated supply chain by the end of 2017.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the three month period ended March 31, 2016.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2015	$43.8
Charges during the first three months of 2016	5.6
Payments during the first three months of 2016	(0.8)
FX effects	1.9
Balance as of March 31, 2016	$50.5
Other Programs
Balance as of December 31, 2015	$24.9
Charges during the first three months of 2016	0.2
Payments during the first three months of 2016	(3.5)
FX effects	0.7
Balance as of March 31, 2016	$22.3
Total streamlining liability as of March 31, 2016	$72.8

A balance of $59.6 million has been included in other liabilities (non-current) and $13.2 million has been included in other accrued liabilities (current) as of March 31, 2016.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Charges for three months Ended March 31, 2016		Cumulative Charges as of March 31, 2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$3.7	$0.2	$37.7	$33.0
Employee-related charges – selling and administrative	1.7	—	13.6	43.4
Asset write-offs	—	—	8.5	2.1
Other streamlining charges	0.2	—	1.2	0.2
Total program costs	$5.6	$0.2	$61.0	$78.7

NOTE 13.	Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$4.5	$—	$4.7	$—
Interest cost on the projected benefit obligation	4.4	0.1	4.4	0.1
Less: assumed return on plan assets	(1.7)	—	(2.0)	—
Amortization of net loss	2.1	0.2	3.3	0.1
Defined benefit plan cost	$9.3	$0.3	$10.4	$0.2

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2016, as well as payments of benefits incurred by unfunded plans, were in line with the expectations for 2016 and also in line with the contributions made during 2015.

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

The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges. During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 8. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, has been recognized in other comprehensive income for the three months ended March 31, 2015. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the three months ended March 31, 2016 was $0.1 million.

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2016, forward contracts for an aggregate notional amount of €103.1 million ($116.9 million at March 31, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the three months ended March 31, 2016 was $0.1 million. The majority of these exchange contracts were entered into on March 30, 2016. The fair value of the derivatives was $0.3 million at March 31, 2016.

NOTE 15.	Business Combinations

On February 1, 2016, the Company acquired MICO, Inc. (MICO) for net consideration of $67.2 million, excluding cash acquired of $6.4 million, resulting in net cash paid of $60.8 million. MICO manufactures and markets hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of March 31, 2016, pending receipt of a final valuation of the tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$6.4
Trade receivables	5.8
Inventory	10.9
Property, plant and equipment	18.3
Other assets acquired	1.8
Other liabilities assumed	(7.5)
Identifiable net assets acquired	$35.7
Goodwill and other intangible assets	31.5
Net purchase consideration	$67.2

The goodwill generated is primarily attributable to expected synergies and is deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within other non-operating expense. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Additionally, on February 1, 2016, the Company also acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

NOTE 16. Subsequent Events

On April 15, 2016, the Company acquired Laydon Composites Ltd. (LCL) for net consideration of CAD 39.7 million ($31.0 million based on exchange rates on the acquisition date). LCL is a Canada-based manufacturer of aerodynamic devices for heavy-duty trucks and trailers. The company was previously privately owned and operated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the first quarter of 2016, the production of new trucks and buses greater than six tons declined an estimated 2% versus the same period last year. Our sales in the same period compared to one year ago increased by 5.6% on a reported basis and 9.7% excluding foreign currency translation effects, outperforming the market. This result also includes the recently acquired MICO business, which contributed an incremental 1.2% sales impact, excluding foreign currency translation effects.

Our global aftermarket sales increased 2.5% (7.1% excluding foreign currency translation effects) in the first quarter of 2016. This increase excluding foreign currency translation effects was generated by the continuous offering of differentiated products and services in the aftermarket, a key pillar to our market outperformance strategy.

During the first quarter of 2016, the WABCO Operating System (WOS) continued to enable fast and flexible responses to major market changes, delivering $19.8 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.6% of total materials cost, while deflation in raw material prices resulted in net materials productivity of 6.3%. Conversion productivity represented 6.4%, a continued robust result for us.

The Company recorded a net loss including noncontrolling interests of $9.8 million for the first quarter of 2016, mainly due to $86.4 million of tax expense related to an uncertain tax position.

As previously disclosed in our 2015 Form 10-K and further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, on January 11, 2016 the European Commission ruled that the excess profit ruling program (EPR Program) granted by the Belgian Government is illegal and incompatible with European State Aid law. As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Belgian Government filed an appeal of the Decision to the General Court of the European Union. We will consider filing a separate individual appeal once the full decision has been published in the European Official Gazette. During Q1 2016, we recorded a non-cash income tax provision of $86.4 million related to this clawback. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit. If an appeal is successful, the income tax provision of $86.4 million may be entirely or partly reversed.

We are currently in discussions with the Belgian Government to claim alternative tax relief. On the basis that we believe it is more likely than not that we will be successful in claiming this tax relief for 2016, we have recognized this benefit in our Q1 tax provision. We plan to investigate whether this tax relief would have been available to WABCO in prior years if no EPR benefit had been claimed. Any related benefit for prior years will be recognized as and when our assessment is complete and we are able to file tax returns claiming this benefit.

Results of Operations
Approximately 85% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for the first three months of 2016 compared with the first three months of 2015 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company’s business.

First Quarter Results of Operations for 2016 Compared with 2015

	Three Months Ended March 31,			Excluding foreign exchange translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$688.7	$652.2	5.6%	$715.2	9.7%
Cost of sales	475.2	438.6	8.3%	494.6	12.8%
Gross profit	213.5	213.6	—%	220.6	3.3%

Operating expenses	126.5	128.1	(1.2)%	130.7	2.0%
Equity income of unconsolidated joint ventures	7.2	6.6	9.1%	7.2	9.1%
Other non-operating income, net	0.1	1.9	(94.7)%	0.6	(68.4)%
Interest expense, net	(3.0)	(0.7)	*	(2.9)	*
Income tax expense	101.1	18.5	*	99.4	*

* Percentage change not meaningful
** Amounts translated using average exchange rates for the three month period ending March 31, 2015.

Sales

Our sales for the first quarter of 2016 were $688.7 million, an increase of 5.6% ( 9.7% excluding foreign currency translation effects) from $652.2 million in 2015. Excluding foreign currency translation effects, we significantly outperformed the market which declined an estimated 2%, mainly driven by an increase in WABCO content per vehicle and the positive impact of the MICO acquisition.

Total sales in Europe, our largest market, increased approximately 8.2% (10.7% excluding foreign currency translation effects) for the first quarter of 2016. This increase excluding foreign currency translation effects was primarily driven by 5% growth in European original equipment manufacturer production, as well as increased content per vehicle mostly from AEBS. Sales in North America decreased 1.4% (increased 0.9% excluding foreign currency translation effects), with the increase excluding foreign currency translation effects due to increased WABCO content per vehicle and our acquisition of MICO, partially offset by a 12% decrease in production of new trucks and buses. Sales in South America, however, decreased 36.2% (13.6% excluding foreign currency translation effects), driven by an estimated 34% decline in the production of new trucks and buses in the region.

Total sales in Asia increased 10.2% (15.1% excluding foreign currency translation effects) compared to an estimated 3% increase in new vehicle production in the region. This increase excluding foreign currency translation effects was mainly driven by increase in WABCO content per vehicle in India supported by the ABS mandate for a wide range of commercial vehicles built as of October 2015. The sales growth in Asia was partially offset by declined vehicle production in China and Korea. Sales in Japan increased 12.6% (8.9% excluding foreign currency translation effects), China decreased 6.6% (2.0% excluding foreign currency translation effects) and India increased 45.6% (57.9% excluding foreign currency translation effects). Sales in Korea decreased 18.6% (13.1% excluding foreign currency translation effects) driven by declined domestic market after implementation of the EURO V platform as well as strong share growth of foreign brands.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 2.5% ( 7.1% excluding foreign currency translation effects). This increase excluding foreign currency translation effects demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.6% of material savings before the impact of commodity deflation, which had a positive impact of 0.7%, bringing net materials productivity to 6.3% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended March 31, 2015	$438.6	$213.6

Increase/(decrease) due to:
Sales price reductions	—	(13.0)
Sales price reductions as % of sales		1.8%
Volume, mix and absorption	62.7	13.3
Material productivity	(13.4)	13.4
Conversion productivity	(6.4)	6.4
Labor inflation	3.5	(3.5)
Streamlining expenses	1.9	(1.9)
Foreign exchange effects *	(15.8)	(10.7)
Other	4.1	(4.1)
Net increase/(decrease)	36.6	(0.1)

Cost of sales / gross profit for the three months ended March 31, 2016	$475.2	$213.5

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended March 31, 2015	$128.1

Increase/(decrease) due to:
Labor inflation	3.4
Pension expense	(0.4)
Incremental costs from acquisitions	2.0
Streamlining expenses	1.3
Research and development investments, net	(3.8)
Foreign exchange translation	(4.2)
Other	0.1
Net decrease	(1.6)

Operating expenses for the three months ended March 31, 2016	$126.5

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $0.6 million to $7.2 million for the first quarter of 2016 as compared to $6.6 million for the first quarter of 2015, primarily driven by higher income from our North American joint venture.

Other Non-Operating Income, net

Non-operating income was $3.0 million for the first quarter of 2016 compared to $1.9 million for the first quarter of 2015, mainly driven by the reversal of tax indemnification liabilities in 2015.

Interest Expense, net

Interest expense was $3.0 million for the first quarter of 2016 compared to $0.7 million for the first quarter of 2015, mainly as a result of interest expense incurred on our Senior Notes issued in 2015 as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the first quarter of 2016 was $101.1 million on pre-tax income of $91.3 million before adjusting for noncontrolling interest, compared with an expense of $18.5 million on pre-tax income of $93.3 million before adjusting for noncontrolling interest in the first quarter of 2015. In the three months ended March 31, 2016 and March 31, 2015, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. Furthermore, during the first quarter of 2016, the Company recorded a non-cash income tax provision of $86.4 million related to the Belgian EPR program as further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Three Months Ended March 31, 2016

Operating activities - Net cash provided by operating activities was $93.2 million and $88.0 million for the first three months of 2016 and 2015, respectively. The Company recorded a net loss including noncontrolling interests of $9.8 million for the first three months of 2016 primarily due to $86.4 million of tax expense related to an uncertain tax position. This is in comparison with net income of $74.8 million for the first three months of 2015. Net loss attributable to the Company for the first three months of 2016 included noncash elements such as depreciation and amortization of $22.3 million and post-retirement benefit expense of $9.6 million. Our use of working capital decreased to $7.6 million for the three months ended March 31, 2016 compared to $26.3 million for the three months ended March 31, 2015, due primarily to a higher level of accounts receivables and inventory resulting from increased business, partially offset by a higher level of accounts payable.

Other accrued liabilities and taxes decreased $6.1 million for the first three months of 2016 compared to an increase of $17.4 million for the first three months of 2015. The major driver of this decrease relates to payments made on our annual incentive compensation, partially offset by accruals for payroll and tax related items. Other current and long-term assets for the first three months of 2016 decreased $1.9 million compared to an increase of $6.5 million for the first three months of 2015. This decrease was mainly driven by lower prepaid expenses and a reduction in taxes receivable, partially offset by an increase in notes receivable from our Chinese operations. Other long-term liabilities for the first three months of 2016 decreased $2.2 million compared to $1.7 million for the first three months of 2015, primarily driven by a reduction in long-term tax related items.

Investing activities - Net cash used in investing activities amounted to $53.7 million and $58.3 million in the first three months of 2016 and 2015, respectively. The net cash usage for 2016 includes capital expenditures of $6.1 million of investments in tooling, $20.4 million in plant and equipment and $3.4 million in software to support the Company's long-term growth strategies. This is compared to $8.0 million of investments in tooling, $5.0 million in plant and equipment and $2.9 million in software during the first three months of 2015. We received $38.9 million during the first three months of 2016 from the maturity of a repurchase agreement which was classified within other assets on the condensed consolidated balance sheets, and during the first three months of 2015 we purchased $22.4 million of short-term investments and acquired a minority stake in SmartDrive Systems for $20.0 million. We also paid $62.7 million for business acquisitions during the first three months of 2016, of which $60.8 million related to our acquisition of MICO and $1.9 million related to an acquisition of assets from Trans-Safety LOCKS GmbH as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements.

Financing activities - Net cash provided by financing activities amounted to $64.1 million for the first three months of 2016 compared to $4.1 million used during the first three months of 2015. Our total third-party debt increased $132.1 million for the first three months of 2016 compared to $49.6 million for the first three months of 2015. This increase was primarily driven by additional borrowings on our revolving credit facilities, mainly to finance our acquisition of MICO and also to fund our share repurchase program. During the first three months of 2016 and 2015, we repurchased shares for a total amount of $62.5 million and $61.8 million, respectively. The full amount of repurchases in 2016 was settled as of March 31, 2016 compared to $4.3 million in 2015 that was not settled until after March 31, 2015. We received $1.2 million of stock option proceeds in 2016 compared with $6.8 million in 2015. We also withheld $5.8 million of shares during the first three months of 2016 related to employee tax payments made during the period for equity award vestings, as compared to $1.5 million during the first three months of 2015.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2016.
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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, of which $368.0 million was unused as of March 31, 2016. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Also, various subsidiaries had borrowings from banks totaling $5.8 million, of which $0.6 million was classified as long-term debt. The remaining $5.2 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2016, forward contracts for an aggregate notional amount of €103.1 million ($116.9 million at March 31, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.1 million for the three months ended March 31, 2016. The majority of these exchange contracts were entered into on March 30, 2016. The fair value of the derivatives was $0.3 million as of March 31, 2016.

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, has been recognized in other comprehensive income for the three months ended March 31, 2015. The amount of unrealized loss reclassified to earnings for the three months ended March 31, 2016 was $0.1 million.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2015 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2015.
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

•
the European Commission’s decision relating to the Belgian excess profit ruling program, including the risks that the European Commission’s decision may not be successfully appealed, or the actions that the Company takes to otherwise mitigate the impact of the European Commission’s decision, including availing itself of alternative tax relief in Belgium or pursuing other strategic alternatives, may not be successful;

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2015 made in the Company’s Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved four programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first three months of 2016 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2015	15,783,712	$77.36	15,783,712	$250,810,529

January 1 - January 31	280,000	$86.54	280,000	$226,579,394
February 1 - February 29	225,000	$91.12	225,000	$206,077,678
March 1 - March 31	177,000	$100.39	177,000	$188,308,930
Total first quarter	682,000	$91.64	682,000	$188,308,930

Total through March 31, 2016	16,465,712	$77.95	16,465,712	$188,308,930

(a)	Relates to the share repurchase programs approved in May 2011, October 2012, October 2013 and December 2014 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits
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
April 22, 2016

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on April 22, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.