Form 10-Q
period 2016-06-30
WABCO Holdings Inc.
filed 2016-07-20
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 14, 2016	55,787,796

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2016	2015	2016	2015
Sales	$732.2	$661.1	$1,420.8	$1,313.3
Cost of sales	502.2	453.6	977.3	892.2
Gross profit	230.0	207.5	443.5	421.1
Operating expenses:
Selling and administrative expenses	98.9	90.2	189.3	178.2
Product engineering expenses	32.9	36.2	67.6	74.6
Other operating expense, net	1.3	0.5	2.7	2.2
Operating income	96.9	80.6	183.9	166.1
Equity income of unconsolidated joint ventures, net	5.3	8.0	12.5	14.6
Other non-operating income/(expense), net	0.1	(0.9)	0.2	1.0
Interest expense, net	(3.0)	(0.9)	(6.0)	(1.6)
Income before income taxes	99.3	86.8	190.6	180.1
Income tax expense	20.4	18.5	121.5	37.0
Net income including noncontrolling interests	78.9	68.3	69.1	143.1
Less: net income attributable to noncontrolling interests	3.8	2.5	7.4	5.4
Net income attributable to Company	$75.1	$65.8	$61.7	$137.7
Net income attributable to Company per common share
Basic	$1.34	$1.13	$1.10	$2.37
Diluted	$1.33	$1.12	$1.09	$2.35
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	56,074,209	58,063,388	56,279,630	58,159,649
Diluted	56,298,672	58,493,352	56,511,879	58,663,339
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$78.9	$68.3	$69.1	$143.1
Foreign currency translation (losses)/gains	(28.5)	29.3	8.4	(71.3)
Unrealized gains/(losses) on benefit plans, net	8.1	(6.5)	4.8	18.1
Unrealized gains/(losses) on hedges, net	—	—	0.1	(1.3)
Comprehensive income	58.5	91.1	82.4	88.6
Less: comprehensive income attributable to noncontrolling interests	2.9	1.5	6.7	4.9
Comprehensive income attributable to Company	$55.6	$89.6	$75.7	$83.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$599.2	$515.2
Short-term investments	44.6	43.8
Accounts receivable, less allowance for doubtful accounts of $5.9 in 2016 and $5.9 in 2015	506.6	444.0
Inventories:
Finished products	115.9	95.7
Products in process	14.8	7.8
Raw materials	113.2	109.2
Taxes receivable	—	13.2
Guaranteed notes receivable	50.7	53.9
Other current assets	150.6	103.6
Total current assets	1,595.6	1,386.4
Property, plant and equipment, less accumulated depreciation	414.4	398.0
Goodwill	432.3	377.7
Deferred tax assets	202.3	280.8
Investments in unconsolidated joint ventures	21.0	24.7
Intangible assets, net	73.4	62.8
Other assets	65.5	59.5
TOTAL ASSETS	$2,804.5	$2,589.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$2.1	$5.0
Accounts payable	184.0	159.7
Accrued payroll	107.9	105.2
Current portion of warranties	24.7	23.1
Taxes payable	13.4	—
Accrued expenses	61.2	61.9
Other accrued liabilities	145.7	109.9
Total current liabilities	539.0	464.8
Long-term debt	681.8	498.7
Post-retirement benefits	567.1	552.7
Deferred tax liabilities	134.1	137.1
Long-term income tax liabilities	14.0	16.3
Other liabilities	74.0	84.0
TOTAL LIABILITIES	2,010.0	1,753.6
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,670,533 in 2016; 78,500,084 in 2015; and shares outstanding: 55,660,712 in 2016; 56,759,566 in 2015	0.8	0.8
Capital surplus	854.9	852.6
Treasury stock, at cost: 23,009,821 shares in 2016; 21,740,518 shares in 2015	(1,621.4)	(1,497.3)
Retained earnings	1,999.9	1,938.5
Accumulated other comprehensive loss	(493.9)	(507.9)
Total shareholders’ equity	740.3	786.7
Noncontrolling interests	54.2	49.6
Total equity	794.5	836.3
TOTAL LIABILITIES AND EQUITY	$2,804.5	$2,589.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Operating activities:
Net income including noncontrolling interests	$69.1	$143.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.3	36.9
Amortization of intangibles	11.0	9.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	3.7	(2.1)
Non-cash stock compensation	7.7	7.0
Non-cash interest expense and debt issuance cost amortization	7.8	—
Deferred income tax expense/(benefit)	75.5	(0.3)
Post-retirement benefit expense	20.8	20.9
(Gain)/loss on sale or disposal of property, plant and equipment	(0.3)	0.2
Changes in assets and liabilities:
Accounts receivable, net	(49.7)	(68.8)
Inventories	(12.7)	(21.5)
Accounts payable	25.4	45.4
Other accrued liabilities and taxes	31.0	20.7
Other current and long-term assets	13.3	(9.8)
Other long-term liabilities	(19.0)	(1.6)
Post-retirement benefit payments	(10.9)	(10.0)
Net cash provided by operating activities	208.0	170.0
Investing activities:
Purchases of property, plant and equipment	(46.9)	(37.7)
Investments in capitalized software	(5.0)	(5.8)
Purchases of short-term investments, net	(45.9)	(82.5)
Cost of preferred stock investment	—	(20.0)
Acquisitions of businesses, net	(92.9)	—
Net cash used in investing activities	(190.7)	(146.0)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	183.0	577.8
Repayments of long-term revolving credit facilities	—	(385.0)
Net repayments of short-term debt	(2.9)	(4.8)
Purchases of treasury stock	(115.6)	(120.5)
Taxes withheld and paid on employee stock award vestings	(5.9)	(5.0)
Dividends to noncontrolling interest holders	(2.1)	(1.5)
Proceeds from exercise of stock options	2.7	15.9
Net cash provided in financing activities	59.2	76.9
Effect of exchange rate changes on cash and cash equivalents	7.5	(24.0)
Net increase in cash and cash equivalents	84.0	76.9
Cash and cash equivalents at beginning of period	515.2	411.7
Cash and cash equivalents at end of period	$599.2	$488.6
Cash paid during the period for:
Interest	$7.8	$2.1
Income taxes	$18.9	$33.2
Non cash items for the period:
Treasury stock purchase accrual	$11.2	$3.9
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2016.

NOTE 2.	Recently Issued Accounting Standards

The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standard Update 2016-09 (ASU 2016-09) Compensation - Stock Compensation, in order to simplify certain aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, classification of excess tax benefits, and taxes withheld and paid on employee stock award vestings on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. ASU 2016-09 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-09 as of January 1, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.4 million to retained earnings as of January 1, 2016. Provisions related to income taxes have been adopted prospectively resulting in a tax benefit of $1.1 million for the first quarter of 2016, and provisions related to the statement of cash flows have been adopted retrospectively.

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

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2016	2015	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(235.7)	$(248.0)	$(271.2)	$(148.1)
Adjustment for the period	(30.2)	30.3	5.3	(69.6)
Balance at end of period	(265.9)	(217.7)	(265.9)	(217.7)

Losses on intra-entity transactions (1):
Balance at beginning of period	(14.0)	(11.1)	(15.2)	(9.9)
Adjustment for the period	2.6	—	3.8	(1.2)
Balance at end of period	(11.4)	(11.1)	(11.4)	(11.1)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	0.2	0.2
Adjustment for the period	—	—	—	—
Amounts reclassified to earnings, net	—	—	—	—
Balance at end of period	0.2	0.2	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.1)	(1.3)	(1.2)	—
Adjustment for the period (2)	—	—	—	(1.3)
Amounts reclassified to earnings, net	—	—	0.1	—
Balance at end of period	(1.1)	(1.3)	(1.1)	(1.3)

Pension and post-retirement plans:
Balance at beginning of period	(223.8)	(220.3)	(220.5)	(244.9)
Other comprehensive income before reclassifications	5.3	(9.1)	0.9	13.1
Amounts reclassified to earnings, net (3)	2.8	2.6	3.9	5.0
Balance at end of period	$(215.7)	$(226.8)	$(215.7)	$(226.8)

Accumulated other comprehensive loss at end of period	$(493.9)	$(456.7)	$(493.9)	$(456.7)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) The adjustment for the period is net of taxes of $0.7 million for the six months ended June 30, 2015. See Note 14 for further discussion.

(3) This accumulated other comprehensive loss component, net of taxes of $1.1 million and $1.0 million for the three months ended June 30, 2016 and 2015 and $2.3 million and $2.0 million for the six months ended June 30, 2016 and 2015, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 4.	Financing Receivables

The Company's receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2016 and

2015 were $50.0 million and $45.7 million, respectively. Expenses related to discounting these notes were immaterial for the six months ended June 30, 2016 and 2015. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $50.7 million and $53.9 million as of June 30, 2016 and December 31, 2015, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2016 or December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average incremental shares included	224,463	429,964	232,249	503,690
Shares excluded due to anti-dilutive effect	525	—	35,542	190

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the six month period ended June 30, 2016.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	60,226	—	60,226
Shares issued upon vesting of RSUs	102,428	—	102,428
Shares issued for DSUs	6,695	—	6,695
Shares issued for stock awards	1,100	—	1,100
Shares purchased for treasury	—	(1,308,200)	(1,308,200)
Treasury shares reissued	—	38,897	38,897
Balance, June 30, 2016	78,670,533	(23,009,821)	55,660,712

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2016 the Company has reissued a total of 38,897 treasury shares related to certain employee vestings under its equity incentive program.

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

As of June 30, 2016, the Company has repurchased a total of $1,347.8 million of shares under these four repurchase programs, leaving an unexpended balance of $124.0 million available to repurchase shares in the future. Subsequent to June 30, 2016, the
Company repurchased an additional 85,000 shares for a total of $7.6 million. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of June 30, 2016, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2016	2015	2016	2015
Stock-based compensation	$4.3	$3.3	$7.7	$7.0

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	89,868	$92.27	65,394	$116.51
PSUs Granted	82,558	$91.35	58,630	$116.38
DSUs Granted	9,194	$105.52	5,512	$130.73
Stock Awards Granted	1,100	$107.47	—	$—
Total Awards	182,720		129,536

The RSUs granted during the periods presented above have vesting terms as follow:

	Six Months Ended June 30,
	2016	2015
Vest in equal annual installments over three years	84,966	62,055
Vest after two years	—	652
Vest after three years	4,902	2,687
Total RSUs granted	89,868	65,394

NOTE 8.	Debt

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year (other than July 1, 2015). As of June 30, 2016, the outstanding debt balance, net of unamortized debt issuance costs, was $498.1 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness ratio and a consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2016.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date to September 30, 2020 subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. As of June 30, 2016, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of June 30, 2016, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of June 30, 2016.

The following table summarizes the balance outstanding on these facilities:

	As of June 30, 2016		As of December 31, 2015
(Amounts in millions)	Outstanding borrowings	Letters of credit	Outstanding borrowings	Letters of credit
2014 Facility	$50.0	$—	$—	$—
2015 Facility (previously the 2011 Facility)	133.0	—	—	—
	$183.0	$—	$—	$—

Incremental ability to borrow	$317.0		$500.0

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of June 30, 2016.

Other Debt

As of June 30, 2016, the Company's various subsidiaries had borrowings from banks totaling $2.8 million, of which $0.7 million was classified as long-term debt. The remaining $2.1 million supports local working capital requirements. This is in comparison to $5.7 million as of December 31, 2015 of which $0.7 million was classified as long-term debt.

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
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2016	2015	2016	2015
Balance of warranty costs accrued, beginning of period	$43.4	$41.0	$40.9	$45.2
Warranty costs accrued	6.9	6.5	12.7	11.6
Warranty claims settled	(6.8)	(5.7)	(11.5)	(10.9)
Foreign exchange translation effects	(0.8)	1.1	0.6	(3.0)
Balance of warranty costs accrued, end of period	$42.7	$42.9	$42.7	$42.9
Current liability, included in current portion of warranties	$24.7	$24.8	$24.7	$24.8
Long-term liability, included in other liabilities	$18.0	$18.1	$18.0	$18.1

Warranty costs net of recoveries	$6.9	$6.5	$12.1	$11.6

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $78.8 million, of which $74.0 million is related to tax and other litigation, $0.8 million is related to letters of credit, and $4.0 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 30, 2016, the Company had approximately $19.4 million of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $0.7 million as of June 30, 2016. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes

The income tax expense was $121.5 million on pretax income of $190.6 million before adjusting for noncontrolling interest for the six months ended June 30, 2016, and $37.0 million on pretax income of $180.1 million for the six months ended June 30, 2015. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning. During the first quarter of 2016, the income tax provision included a non-cash tax expense of $86.4 million related to the Belgian excess profit ruling program (EPR Program) as further discussed below. The income tax provision for the first quarter of 2016 also included $1.1 million of tax benefit arising from the adoption of ASU 2016-09 as discussed in Note 2.

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

The Belgium Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). The Company will be submitting a separate appeal during Q3 2016, since it is directly affected by the Decision. If an appeal is successful, the income tax provision of $86.4 million may be entirely or partly reversed.

The Belgium Government has indicated that affected companies, like WABCO, may take advantage of alternative tax relief programs that may have been available to them during any of the years that they relied on the EPR Program and re-file tax returns claiming applicable benefits. We understand that the Belgium Government is currently in discussions with the European Commission regarding how these procedures will work in practice. We are currently assessing the extent to which we would be eligible to claim such alternative tax relief for the prior periods subject to clawback.

During the first six months of 2016, we have discussed with the Belgium Government our ability to claim alternative tax relief in our open tax returns for 2015 and 2016, namely, in the form of a Patent Income Deduction (PID). On the basis that we believed it was more likely than not that we would be successful in claiming this tax relief for 2016, we recognized this benefit in our Q1 2016 tax provision. Subsequent to June 30, 2016, WABCO received a ruling from the Belgium Government that a Patent Income Deduction (PID) is available for both 2015 and 2016. The benefit for 2016 remains within our Q2 2016 provision and the benefit for 2015 will be recognized when we file the Belgium tax return in Q3 2016.

Unrecognized tax benefits at June 30, 2016 amounted to $102.8 million, of which $14.0 million was classified as a long-term liability. The remaining unrecognized tax benefits of $88.8 million, including the $86.4 million related to the clawback under the EPR Program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As of June 30, 2016, the Company had indemnification liabilities of $0.7 million which were classified within long-term liabilities on the balance sheet.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2016 was $33.8 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

The following is a summary of changes in the Company’s streamlining program liabilities for the six month period ended June 30, 2016.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2015	$43.8
Charges during the first six months of 2016	5.8
Payments during the first six months of 2016	(2.5)
FX effects	1.0
Balance as of June 30, 2016	$48.1
Other Programs
Balance as of December 31, 2015	$24.9
Charges during the first six months of 2016	1.3
Payments during the first six months of 2016	(6.1)
FX effects	0.3
Balance as of June 30, 2016	$20.4
Total streamlining liability as of June 30, 2016	$68.5

A balance of $40.8 million has been included in other liabilities (non-current) and $27.7 million has been included in other accrued liabilities (current) as of June 30, 2016.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Charges for three months Ended June 30, 2016		Charges for six months Ended June 30, 2016		Cumulative Charges as of June 30, 2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(0.3)	$0.1	$3.4	$0.3	$37.4	$33.1
Employee-related charges – selling and administrative	0.1	1.0	1.8	1.0	13.7	44.4
Asset write-offs	—	—	—	—	8.5	2.1
Other streamlining charges	0.4	0.1	0.6	—	1.6	0.2
Total program costs	$0.2	$1.2	$5.8	$1.3	$61.2	$79.8

NOTE 13.	Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$4.4	$—	$4.3	$0.1	$8.9	$—	$8.9	$0.1
Interest cost on the projected benefit obligation	4.4	0.2	4.4	0.1	8.8	0.3	8.8	0.2
Less: assumed return on plan assets	(1.7)	—	(1.9)	—	(3.4)	—	(3.9)	—
Amortization of net loss	3.7	0.2	3.3	0.1	5.8	0.4	6.6	0.2
Defined benefit plan cost	$10.8	$0.4	$10.1	$0.3	$20.1	$0.7	$20.4	$0.5

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

The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges. During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 8. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, was recognized in other comprehensive income at the time of settlement. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the six months ended June 30, 2016 was $0.1 million.

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2016, forward contracts for an aggregate notional amount of €113.9 million ($126.7 million at June 30, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the six months ended June 30, 2016 was $0.4 million. The majority of these exchange contracts were entered into on June 30, 2016. The fair value of the derivatives was $0.2 million at June 30, 2016.

NOTE 15.	Business Combinations

Acquisition of MICO, Inc.

On February 1, 2016, the Company acquired MICO, Inc. (MICO) for cash consideration of $67.2 million, excluding cash acquired of $6.4 million, resulting in net cash paid of $60.8 million. MICO manufactures and markets hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of June 30, 2016, pending receipt of a final valuation. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$6.4
Trade receivables	5.8
Inventory	11.8
Property, plant and equipment	17.5
Intangible assets	14.3
Other assets acquired	2.7
Other liabilities assumed	(7.4)
Identifiable net assets acquired	$51.1
Goodwill	16.1
Net purchase consideration	$67.2

The intangible assets include amounts recognized for the fair value of trade name, customer-based and technology-related assets. The fair values of the intangible assets were determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 11 years and are deductible for tax purposes. The goodwill generated is primarily attributable to expected synergies and is deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within other non-operating expense. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Acquisition of Laydon Composites Ltd.

On April 15, 2016, the Company acquired Laydon Composites Ltd. (LCL), a manufacturer of aerodynamic devices for heavy-duty trucks and trailers, for total consideration of $34.1 million. The Company paid $31.0 million, excluding cash acquired of $0.8 million, with additional contingent consideration of up to $4.3 million contingent upon the achievement of certain goals tied to annual and cumulative sales and earnings over a three year period. The range of undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $4.3 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $3.1 million.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of June 30, 2016, pending receipt of a final valuation of tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Purchase price, cash consideration	$31.0
Purchase price, fair value of contingent consideration	3.1
Net purchase consideration	$34.1

Cash and cash equivalents	$0.8
Other assets acquired	3.3
Other liabilities assumed	(1.1)
Identifiable net assets acquired	$3.0
Goodwill and intangibles	31.1
Net purchase consideration	$34.1

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

Other Acquisitions

On February 1, 2016, the Company acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Our sales in the same period compared to one year ago increased by 10.8% on a reported basis and 11.5% excluding foreign currency translation effects, with acquisitions contributing 2.3% to our sales growth, both on a reported basis and excluding foreign currency translation effects. Our global aftermarket sales increased 4.8% (5.6% excluding foreign currency translation effects) in the second quarter of 2016. This increase was generated by the continuous offering of differentiated products and services in the aftermarket, a key pillar to our market outperformance strategy.

During the second quarter of 2016, the WABCO Operating System (WOS) continued to enable fast and flexible responses to major market changes, delivering $20.7 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.4% of total materials cost, while deflation in raw material prices resulted in net materials productivity of 5.8%. Conversion productivity represented 6.4%, a continued robust result for us.

As previously disclosed in our 2015 Form 10-K and further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, on January 11, 2016 the European Commission ruled that the excess profit ruling program (EPR Program) granted by the Belgian Government is illegal and incompatible with European State Aid law. As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Belgium Government filed an appeal against the Decision to the General Court of the European Union. The Company will be submitting a separate appeal during Q3 2016, since it is directly affected by the Decision. During Q1 2016, we recorded a non-cash income tax provision of $86.4 million related to the clawback. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit. If an appeal is successful, the income tax provision of $86.4 million may be entirely or partly reversed.

Subsequent to June 30, 2016, WABCO received a ruling from the Belgium Government that a Patent Income Deduction (PID) is available for both 2015 and 2016. On the basis that we believed it was more likely than not that we would be successful in claiming this tax relief for 2016, we recognized this benefit in our Q1 2016 tax provision. The benefit for 2016 remains within our Q2 2016 provision and the benefit for 2015 will be recognized when we file the Belgium tax return in Q3 2016. We expect that the total benefit for both years to be between $35 million to $40 million. We plan to investigate whether this tax relief would have been available to WABCO in years prior to 2015 if no EPR benefit had been claimed.  Any related benefit for years prior to 2015 will be recognized as and when our assessment is complete and we are able to file tax returns claiming this benefit.
Results of Operations
Approximately 86% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2016 compared with 2015 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

Second Quarter Results of Operations for 2016 Compared with 2015

	Three Months Ended June 30,			Excluding foreign exchange translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$732.2	$661.1	10.8%	$736.8	11.5%
Cost of sales	502.2	453.6	10.7%	506.1	11.6%
Gross profit	230.0	207.5	10.8%	230.7	11.2%

Operating expenses	133.1	126.9	4.9%	132.9	4.7%
Equity income of unconsolidated joint ventures	5.3	8.0	(33.8)%	5.3	(33.8)%
Other non-operating income/(expense), net	0.1	(0.9)	*	0.1	*
Interest expense, net	(3.0)	(0.9)	*	(2.9)	*
Income tax expense	20.4	18.5	10.3%	20.8	12.4%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the three month period ending June 30, 2015

Sales

Our sales for the second quarter of 2016 were $732.2 million, an increase of 10.8% (11.5% excluding foreign currency translation effects) from $661.1 million in 2015.

Total sales in Europe, our largest market, increased approximately 13.6% (12.1% excluding foreign currency translation effects) for the second quarter of 2016. This increase was primarily driven by approximately 9% growth in European original equipment manufacturer production, as well as increased content per vehicle including contributions from the AEBS mandate, introduction of ADB at a key customer, and an increase of our market share of AMT.

Sales in North America decreased 5.8% (4.0% excluding foreign currency translation effects), driven by an estimated 19% decrease in production of new trucks and buses. WABCO is mainly supplying to the heavy duty truck segment which dropped 32%. Sales in South America increased 0.2% (13.9% excluding foreign currency translation effects), driven by new business launches in the region, partially offset by an estimated 10% decline in the production of new trucks and buses in the region.

Total sales in Asia increased 18.7% (20.6% excluding foreign currency translation effects) compared to an estimated 20% increase in new vehicle production in the region. This sales growth was mainly driven by an increase in WABCO content per vehicle in India supported by the ABS mandate for a wide range of commercial vehicles built as of October 2015. Sales in India increased 44.4% (52.3% excluding foreign currency translation effects), Japan increased 10.9% (decreased 1.3% excluding foreign currency translation effects) and China increased 12.1% (18.1% excluding foreign currency translation effects). Sales in Korea however decreased 10.6% (6.9% excluding foreign currency translation effects) following the low vehicle production volumes impacted by a slow-down in exports.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 4.8% (5.6% excluding foreign currency translation effects). This increase demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 6.4% of production and conversion cost savings, as well as 5.4% of material savings before the impact of commodity deflation, which had a positive impact of 0.4%, bringing net materials productivity to 5.8% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended June 30, 2015	$453.6	$207.5

Increase/(decrease) due to:
Sales price reductions	—	(13.7)
Sales price reductions as % of sales		1.8%
Volume, mix and absorption	71.1	18.3
Material productivity	(14.2)	14.2
Conversion productivity	(6.5)	6.5
Labor inflation	3.7	(3.7)
Foreign exchange effects *	(7.4)	2.8
Other	1.9	(1.9)
Net increase	48.6	22.5

Cost of sales / gross profit for the three months ended June 30, 2016	$502.2	$230.0

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended June 30, 2015	$126.9

Increase/(decrease) due to:
Labor inflation	3.4
Incentive compensation	2.3
Incremental costs from acquisitions	4.0
Streamlining expenses	(4.8)
Employee-related costs	1.6
Foreign exchange translation	0.2
Savings net of investments	(0.5)
Net increase	6.2

Operating expenses for the three months ended June 30, 2016	$133.1

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $2.7 million to $5.3 million for the second quarter of 2016 as compared to $8.0 million for the second quarter of 2015, primarily driven by lower income from our North American joint venture due to the market decline.

Other Non-Operating Income/(Expense), net

Non-operating income was $0.1 million for the second quarter of 2016 compared to an expense of $0.9 million for the second quarter of 2015, mainly driven by higher tax indemnification liabilities in 2015.

Interest Expense, net

Interest expense was $3.0 million for the second quarter of 2016 compared to $0.9 million for the second quarter of 2015, mainly as a result of interest expense incurred on our Senior Notes issued in 2015 as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the second quarter of 2016 was $20.4 million on pre-tax income of $99.3 million before adjusting for noncontrolling interest, compared with an expense of $18.5 million on pre-tax income of $86.8 million before adjusting for noncontrolling interest in the second quarter of 2015. In the three months ended June 30, 2016 and June 30, 2015, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning.

Year to Date Results of Operations for 2016 Compared with 2015

	Six Months Ended June 30,			Excluding foreign exchange translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$1,420.8	$1,313.3	8.2%	$1,452.1	10.6%
Cost of sales	977.3	892.2	9.5%	1,000.7	12.2%
Gross profit	443.5	421.1	5.3%	451.4	7.2%

Operating expenses	259.6	255.0	1.8%	263.7	3.4%
Equity income of unconsolidated joint ventures	12.5	14.6	(14.4)%	12.5	(14.4)%
Other non-operating income, net	0.2	1.0	(80.0)%	0.7	(30.0)%
Interest expense, net	(6.0)	(1.6)	*	(5.8)	*
Income tax expense	121.5	37.0	*	120.2	*

* Percentage change not meaningful
** Amounts translated using average exchange rates for the six month period ending June 30, 2015

Sales

Our sales for the first six months of 2016 were $1,420.8 million, an increase of 8.2% (10.6% excluding foreign currency translation effects) from $1,313.3 million in 2015.

Total sales in Europe, our largest market, increased approximately 10.8% (11.3% excluding foreign currency translation effects) for the first six months of 2016 compared to an estimated 7% growth in European new truck and bus production. This increase was also driven by increased content per vehicle.

Sales in North America decreased 4.0% (1.8% excluding foreign currency translation effects), driven by an estimated 13% decrease in production of new trucks and buses. Sales in South America decreased 19.7% (0.5% excluding foreign currency translation effects), driven primarily by an estimated 25% decrease in the production of new trucks and buses in the region, partially offset by increased WABCO content per vehicle and new business launches in the region.

Total sales in Asia increased 14.4% (17.8% excluding foreign currency translation effects) compared to an estimated 13% increase in new vehicle production in the region. This sales growth was mainly driven by an increase in WABCO content per vehicle in India supported by the ABS mandate for a wide range of commercial vehicles built as of October 2015. Sales in India increased 45.0% (55.2% excluding foreign currency translation effects), Japan increased 11.7% (3.9% excluding foreign currency translation effects) and China increased 2.7% (8.0% excluding foreign currency translation effects). Sales in Korea however decreased 14.6% (10.0% excluding foreign currency translation effects) driven by low vehicle production volumes impacted by a slow-down in exports.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 3.6% (6.3% excluding foreign currency translation effects). This increase demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 6.4% of production and conversion cost savings, as well as 5.5% of material savings before the impact of commodity deflation, which had a positive impact of 0.5%, bringing net materials productivity to 6.0% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the six months ended June 30, 2015	$892.2	$421.1

Increase/(decrease) due to:
Sales price reductions	—	(26.7)
Sales price reductions as % of sales		1.8%
Volume, mix and absorption	133.9	31.6
Material productivity	(27.5)	27.5
Conversion productivity	(12.9)	12.9
Labor inflation	7.2	(7.2)
Foreign exchange effects *	(23.3)	(8.0)
Other	7.7	(7.7)
Net increase	85.1	22.4

Cost of sales / gross profit for the six months ended June 30, 2016	$977.3	$443.5

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the six months ended June 30, 2015	$255.0

Increase/(decrease) due to:
Labor inflation	6.8
Incentive compensation	1.7
Incremental costs from acquisitions	6.0
Streamlining expenses	(3.5)
Employee-related costs	1.3
Foreign exchange translation	(4.1)
Savings net of investments	(3.6)
Net increase	4.6

Operating expenses for the six months ended June 30, 2016	$259.6

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $2.1 million to $12.5 million for the six months ended June 30, 2016 as compared to $14.6 million for the six months ended June 30, 2015, primarily driven by lower income from our North American joint venture due to the market decline.

Other Non-Operating Income, net

Non-operating income was $0.2 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015 with the decrease mainly due to a net reversal of tax indemnification liabilities in 2015.

Interest Expense, net

Interest expense was $6.0 million for the six months ended June 30, 2016 compared to $1.6 million for the six months ended June 30, 2015, mainly as a result of interest expense incurred on our Senior Notes issued in 2015 as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the six months ended June 30, 2016 was $121.5 million on pre-tax income of $190.6 million before adjusting for noncontrolling interest, compared with an expense of $37.0 million on pre-tax income of $180.1 million before adjusting for noncontrolling interest for the six months ended June 30, 2015. In the six months ended June 30, 2016 and June 30, 2015, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, the accrual of interest on uncertain tax positions, and certain foreign tax planning.

As discussed in our Executive Overview above, on January 11, 2016 the European Commission ruled that the excess profit ruling program (EPR Program) granted by the Belgian Government is illegal and incompatible with European State Aid law. As a result, the European Commission requires Belgium to stop applying the EPR Program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Belgium Government filed an appeal against the Decision to the General Court of the European Union. The Company will be submitting a separate appeal during Q3 2016, since it is directly affected by the Decision. During Q1 2016, we recorded a non-cash income tax provision of $86.4 million related to the clawback. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit. If an appeal is successful, the income tax provision of $86.4 million may be entirely or partly reversed.

Subsequent to June 30, 2016, WABCO received a ruling from the Belgium Government that a Patent Income Deduction (PID) is available for both 2015 and 2016. On the basis that we believed it was more likely than not that we would be successful in claiming this tax relief for 2016, we recognized this benefit in our Q1 2016 tax provision. The benefit for 2016 remains within our Q2 2016 provision and the benefit for 2015 will be recognized when we file the Belgium tax return in Q3 2016. We expect that the total benefit for both years to be between $35 million to $40 million. We plan to investigate whether this tax relief would have been available to WABCO in years prior to 2015 if no EPR benefit had been claimed. Any related benefit for years prior to 2015 will be recognized as and when our assessment is complete and we are able to file tax returns claiming this benefit.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Six Months Ended June 30, 2016

Operating activities - Net cash provided by operating activities was $208.0 million and $170.0 million for the first six months of 2016 and 2015, respectively. The Company recorded net income including noncontrolling interests of $69.1 million for the first six months of 2016 compared with net income of $143.1 million for the first six months of 2015. Net income attributable to the Company in 2016 included noncash elements such as depreciation and amortization of $46.3 million and post-retirement benefit expense of $20.8 million. Our use of working capital amounted to $37.0 million for the six months ended June 30, 2016 compared to $44.9 million for the six months ended June 30, 2015. This use of working capital was due primarily to higher levels of accounts receivables and inventory resulting from increased business, partially offset by a higher level of accounts payable.

Other accrued liabilities and taxes increased $31.0 million for the first six months of 2016 compared to an increase of $20.7 million for the first six months of 2015. The major driver of this increase in 2016 relates to a shift of accruals related to our streamlining liabilities on our expected production site closures from non-current to current as well as higher accruals for tax-related items, partially offset by payments made on our annual incentive compensation. Other current and long-term assets for the first six months of 2016 decreased $13.3 million compared to an increase of $9.8 million for the first six months of 2015. This decrease was mainly driven by a decrease in tax-related items and prepaid expenses, partially offset by an increase in guaranteed notes receivable in China. Other long-term liabilities for the first six months of 2016 decreased $19.0 million compared to $1.6 million for the first six months of 2015, primarily driven by the shift from non-current to current liabilities on our streamlining accruals as previously discussed.

Investing activities - Net cash used in investing activities amounted to $190.7 million and $146.0 million in the first six months of 2016 and 2015, respectively. The net cash usage for 2016 includes capital expenditures of $14.1 million of investments in tooling, $32.8 million in plant and equipment and $5.0 million in software to support the Company's long-term growth strategies. This is compared to $16.7 million of investments in tooling, $21.0 million in plant and equipment and $5.8 million in software during the first six months of 2015.

During the first six months of 2016, we entered into $84.8 million of repurchase agreements and received $38.9 million from the maturity of a repurchase agreement, all of which were classified within other assets on the condensed consolidated balance sheets. We also paid a total of $92.9 million for the acquisitions of MICO, Laydon and Trans-Safety LOCKS as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements. In comparison, during the first six months of 2015, we purchased $82.5 million of short-term investments and acquired a minority stake in SmartDrive Systems for $20.0 million.

Financing activities - Net cash provided by financing activities amounted to $59.2 million for the first six months of 2016 compared to $76.9 million for the first six months of 2015. Our total third-party debt increased $180.1 million for the first six months of 2016 compared to $188.0 million for the first six months of 2015. This increase was primarily driven by additional borrowings on our revolving credit facilities, mainly to finance our acquisitions of MICO and Laydon, and also to fund our share repurchase program. During the first six months of 2016 and 2015, we repurchased shares for a total amount of $126.8 million and $124.3 million, respectively, of which $11.2 million and $3.9 million was not settled until after June 30, 2016 and 2015, respectively.

We received $2.7 million of stock option proceeds in 2016 compared with $15.9 million in 2015. We also withheld $5.9 million of shares during the first six months of 2016 related to employee tax payments made during the period for equity award vestings, as compared to $5.0 million during the first six months of 2015.
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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2016.
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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, of which $317.0 million was unused as of June 30, 2016. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Also, various subsidiaries had borrowings from banks totaling $2.8 million, of which $0.7 million was classified as long-term debt. The remaining $2.1 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2016, forward contracts for an aggregate notional amount of €113.9 million ($126.7 million at June 30, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.4 million for the six months ended June 30, 2016. The majority of these exchange contracts were entered into on June 30, 2016. The fair value of the derivatives was $0.2 million as of June 30, 2016.

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, was recognized in other comprehensive income at the time of settlement.

The amount of unrealized loss reclassified to earnings for the six months ended June 30, 2016 was $0.1 million.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2016.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved four programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first six months of 2016 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2015	15,783,712	$77.36	15,783,712	$250,810,529

January 1 - January 31	280,000	$86.54	280,000	$226,579,394
February 1 - February 29	225,000	$91.12	225,000	$206,077,678
March 1 - March 31	177,000	$100.39	177,000	$188,308,930
Total first quarter	682,000	$91.64	682,000	$188,308,930

Total through March 31, 2016	16,465,712	$77.95	16,465,712	$188,308,930

April 1 - April 30	10,800	$112.89	10,800	$187,089,725
May 1 - May 31	269,900	$104.9	269,900	$158,777,516
June 1 - June 30	345,500	$100.54	345,500	$124,040,499
Total second quarter	626,200	$102.63	626,200	$124,040,499

Total through June 30, 2016	17,091,912	$78.85	17,091,912	$124,040,499

(a)	Relates to the share repurchase programs approved in May 2011, October 2012, October 2013 and December 2014 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits
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
July 20, 2016

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 20, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.