Form 10-Q
period 2016-09-30
WABCO Holdings Inc.
filed 2016-10-20
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 14, 2016	55,086,404

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2016	2015	2016	2015
Sales	$675.4	$643.6	$2,096.3	$1,956.9
Cost of sales	462.7	479.0	1,440.1	1,371.2
Gross profit	212.7	164.6	656.2	585.7
Operating expenses:
Selling and administrative expenses	95.2	99.3	284.5	277.6
Product engineering expenses	35.0	33.7	102.5	108.3
Other operating expense, net	1.6	1.7	4.4	3.8
Operating income	80.9	29.9	264.8	196.0
Equity income of unconsolidated joint ventures, net	6.4	9.5	18.9	24.0
Other non-operating (expense)/income, net	(0.3)	(0.4)	(0.1)	0.7
Interest expense, net	(3.1)	(2.9)	(9.1)	(4.5)
Income before income taxes	83.9	36.1	274.5	216.2
Income tax (benefit)/expense	(16.4)	(5.2)	105.1	31.8
Net income including noncontrolling interests	100.3	41.3	169.4	184.4
Less: net income attributable to noncontrolling interests	2.2	2.5	9.5	7.9
Net income attributable to Company	$98.1	$38.8	$159.9	$176.5
Net income attributable to Company per common share
Basic	$1.77	$0.67	$2.86	$3.04
Diluted	$1.76	$0.67	$2.84	$3.02
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	55,398,475	57,606,846	55,983,768	57,973,356
Diluted	55,644,614	57,959,285	56,230,031	58,450,857
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$100.3	$41.3	$169.4	$184.4
Foreign currency translation gains/(losses)	11.0	(27.2)	19.4	(98.6)
Employee benefit plans adjustment, net	2.1	1.5	6.9	19.6
Unrealized gains/(losses) on hedges, net	0.1	0.1	0.2	(1.2)
Unrealized (losses)/gains on investments	(0.1)	0.1	(0.1)	0.1
Comprehensive income	113.4	15.8	195.8	104.3
Less: comprehensive income attributable to noncontrolling interests	2.9	1.2	9.5	6.0
Comprehensive income attributable to Company	$110.5	$14.6	$186.3	$98.3

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$710.1	$515.2
Short-term investments	—	43.8
Accounts receivable, less allowance for doubtful accounts of $6.3 in 2016 and $5.9 in 2015	509.7	444.0
Inventories:
Finished products	122.9	95.7
Products in process	14.4	7.8
Raw materials	124.0	109.2
Taxes receivable	0.8	13.2
Guaranteed notes receivable	48.3	53.9
Other current assets	225.9	103.6
Total current assets	1,756.1	1,386.4
Property, plant and equipment, less accumulated depreciation	421.4	398.0
Goodwill	423.3	377.7
Deferred tax assets	205.4	280.8
Investments in unconsolidated joint ventures	19.6	24.7
Intangible assets, net	86.6	62.8
Other assets	67.5	59.5
TOTAL ASSETS	$2,979.9	$2,589.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$1.6	$5.0
Accounts payable	184.2	159.7
Accrued payroll	114.3	105.2
Current portion of warranties	45.3	23.1
Accrued expenses	64.2	61.9
Other accrued liabilities	172.4	109.9
Total current liabilities	582.0	464.8
Long-term debt	759.8	498.7
Post-retirement benefits	575.0	552.7
Deferred tax liabilities	138.2	137.1
Long-term income tax liabilities	2.8	16.3
Other liabilities	72.9	84.0
TOTAL LIABILITIES	2,130.7	1,753.6
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,688,184 in 2016; 78,500,084 in 2015; and shares outstanding: 55,086,103 in 2016; 56,759,566 in 2015	0.8	0.8
Capital surplus	858.0	852.6
Treasury stock, at cost: 23,602,081 shares in 2016; 21,740,518 shares in 2015	(1,681.9)	(1,497.3)
Retained earnings	2,098.0	1,938.5
Accumulated other comprehensive loss	(481.5)	(507.9)
Total shareholders’ equity	793.4	786.7
Noncontrolling interests	55.8	49.6
Total equity	849.2	836.3
TOTAL LIABILITIES AND EQUITY	$2,979.9	$2,589.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Operating activities:
Net income including noncontrolling interests	$169.4	$184.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54.9	57.0
Amortization of intangibles	17.1	15.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	5.1	(5.3)
Non-cash stock compensation	10.6	10.7
Non-cash interest expense and debt issuance cost amortization	11.6	3.9
Deferred income tax expense/(benefit)	73.4	(0.7)
Post-retirement benefit expense	31.8	31.6
(Gain)/loss on sale or disposal of property, plant and equipment	(0.3)	0.3
Gain on sale of investments	(0.1)	—
Changes in assets and liabilities:
Accounts receivable, net	(49.7)	(53.0)
Inventories	(28.3)	(45.0)
Accounts payable	24.1	50.1
Other accrued liabilities and taxes	77.5	37.5
Other current and long-term assets	(61.1)	(21.3)
Other long-term liabilities	(31.7)	33.4
Post-retirement benefit payments	(15.7)	(15.2)
Net cash provided by operating activities	288.6	283.4
Investing activities:
Purchases of property, plant and equipment	(67.6)	(59.9)
Investments in capitalized software	(7.5)	(7.7)
Purchases of short-term investments, net	(1.6)	(44.0)
Cost of preferred stock investment	(0.9)	(20.0)
Acquisitions of businesses, net	(93.0)	—
Net cash used in investing activities	(170.6)	(131.6)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	261.0	577.0
Repayments of long-term revolving credit facilities	—	(385.0)
Net repayments of short-term debt	(3.4)	(4.8)
Purchases of treasury stock	(187.5)	(186.8)
Taxes withheld and paid on employee stock award vestings	(6.0)	(5.0)
Dividends to noncontrolling interest holders	(3.3)	(4.9)
Proceeds from exercise of stock options	3.2	16.8
Net cash provided in financing activities	64.0	7.3
Effect of exchange rate changes on cash and cash equivalents	12.9	(26.7)
Net increase in cash and cash equivalents	194.9	132.4
Cash and cash equivalents at beginning of period	515.2	411.7
Cash and cash equivalents at end of period	$710.1	$544.1
Cash paid during the period for:
Interest	$16.1	$6.1
Income taxes	$28.9	$40.2
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year presentation as a result of the Company's adoption during the current year of new accounting standards.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2016.

NOTE 2.	Recently Issued Accounting Standards

The adoption of recently issued accounting standards did not have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued Accounting Standard Update 2016-15 (ASU 2016-15) Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation, in order to simplify certain aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, classification of excess tax benefits, and taxes withheld and paid on employee stock award vestings on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. ASU 2016-09 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-09 as of January 1, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.4 million to retained earnings as of January 1, 2016. Provisions related to income taxes have been adopted prospectively resulting in a tax benefit of $1.1 million for the first quarter of 2016, and provisions related to the statement of cash flows have been adopted retrospectively.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize most leases on the balance sheet. ASU 2016-02 is effective for the interim and annual periods in fiscal years beginning after December 15, 2018. The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.

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

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2016	2015	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(265.9)	$(217.7)	$(271.2)	$(148.1)
Adjustment for the period	10.7	(20.6)	16.0	(90.2)
Balance at end of period	(255.2)	(238.3)	(255.2)	(238.3)

Losses on intra-entity transactions (1):
Balance at beginning of period	(11.4)	(11.1)	(15.2)	(9.9)
Adjustment for the period	(0.4)	(5.3)	3.4	(6.5)
Balance at end of period	(11.8)	(16.4)	(11.8)	(16.4)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	0.2	0.2
Adjustment for the period	—	0.1	—	0.1
Amounts reclassified to earnings, net	(0.1)	—	(0.1)	—
Balance at end of period	0.1	0.3	0.1	0.3

Unrealized losses on hedges:
Balance at beginning of period	(1.1)	(1.3)	(1.2)	—
Adjustment for the period (2)	—	—	—	(1.3)
Amounts reclassified to earnings, net	0.1	0.1	0.2	0.1
Balance at end of period	(1.0)	(1.2)	(1.0)	(1.2)

Pension and post-retirement plans:
Balance at beginning of period	(215.7)	(226.8)	(220.5)	(244.9)
Other comprehensive income before reclassifications	(0.6)	(0.9)	0.3	12.2
Amounts reclassified to earnings, net (3)	2.7	2.4	6.6	7.4
Balance at end of period	$(213.6)	$(225.3)	$(213.6)	$(225.3)

Accumulated other comprehensive loss at end of period	$(481.5)	$(480.9)	$(481.5)	$(480.9)

(1) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(2) The adjustment for the period is net of taxes of $0.7 million for the nine months ended September 30, 2015. See Note 14 for further discussion.

(3) This accumulated other comprehensive loss component, net of taxes of $1.1 million and $1.0 million for the three months ended September 30, 2016 and 2015 and $3.4 million and $3.0 million for the nine months ended September 30, 2016 and 2015, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 4.	Financing Receivables

The Company's receivables available for financing include receivables from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2016 and 2015 were $83.6 million and $62.6 million, respectively. Expenses related to discounting these notes were $0.2 million for the nine months ended September 30, 2016 and 2015. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $48.3 million and $53.9 million as of September 30, 2016 and December 31, 2015, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2016 or December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average incremental shares included	246,139	352,439	246,263	477,501
Shares excluded due to anti-dilutive effect	5,414	349	3,095	118

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the nine month period ended September 30, 2016.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	75,277	—	75,277
Shares issued upon vesting of RSUs	104,623	—	104,623
Shares issued for DSUs	7,100	—	7,100
Shares issued for stock awards	1,100	—	1,100
Shares purchased for treasury	—	(1,903,200)	(1,903,200)
Treasury shares reissued	—	41,637	41,637
Balance, September 30, 2016	78,688,184	(23,602,081)	55,086,103

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of September 30, 2016 the Company has reissued a total of 41,637 treasury shares related to certain employee vestings under its equity incentive program.

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

As of September 30, 2016, the Company has repurchased a total of $1,408.5 million of shares under these four repurchase programs, leaving an unexpended balance of $63.3 million available to repurchase shares in the future. The Company plans to continue to purchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors, including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of September 30, 2016, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2016	2015	2016	2015
Stock-based compensation	$2.8	$3.7	$10.6	$10.7

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	90,517	$92.33	74,441	$117.35
PSUs Granted	82,558	$91.35	58,630	$116.38
DSUs Granted	9,194	$105.52	5,917	$129.94
Stock Awards Granted	1,100	$107.47	—	$—
Total Awards	183,369		138,988

The RSUs granted during the periods presented above have vesting terms as follow:

	Nine Months Ended September 30,
	2016	2015
Vest in equal annual installments over three years	85,615	70,171
Vest after two years	—	814
Vest after three years	4,902	3,456
Total RSUs granted	90,517	74,441

NOTE 8.	Debt

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year. As of September 30, 2016, the outstanding debt balance, net of unamortized debt issuance costs, was $498.2 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of September 30, 2016.

See also Note 16 for discussion of the Note Purchase Agreement recently entered into that will, upon closing, result in the additional issuance of an aggregate amount of €440 million of senior unsecured notes.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options) and amend the applicable margins on the original revolving credit facility. The term of the 2015 Facility was subsequently extended by an additional one year to expire on September 30, 2021. As of September 30, 2016, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of September 30, 2016, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of September 30, 2016.

The following table summarizes the balance outstanding on these facilities:

	As of September 30, 2016		As of December 31, 2015
(Amounts in millions)	Outstanding borrowings	Letters of credit	Outstanding borrowings	Letters of credit
2014 Facility	$66.0	$—	$—	$—
2015 Facility (previously the 2011 Facility)	195.0	—	—	—
	$261.0	$—	$—	$—

Incremental ability to borrow	$239.0		$500.0

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of September 30, 2016.

Other Debt

As of September 30, 2016, the Company's various subsidiaries had borrowings from banks totaling $2.2 million, of which $0.6 million was classified as long-term debt. The remaining $1.6 million supports local working capital requirements. This is in comparison to $5.7 million as of December 31, 2015 of which $0.7 million was classified as long-term debt.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2016	2015	2016	2015
Balance of warranty costs accrued, beginning of period	$42.7	$42.9	$40.9	$45.2
Warranty costs accrued	33.4	6.3	46.1	17.9
Warranty claims settled	(13.1)	(5.7)	(24.6)	(16.6)
Foreign exchange translation effects	0.4	(0.2)	1.0	(3.2)
Balance of warranty costs accrued, end of period	$63.4	$43.3	$63.4	$43.3
Current liability, included in current portion of warranties	$45.3	$25.1	$45.3	$25.1
Long-term liability, included in other liabilities	$18.1	$18.2	$18.1	$18.2

Warranty costs accrued	$33.4	$6.3	$46.1	$17.9
Less: received and anticipated recoveries from suppliers	(28.5)	—	(29.1)	—
Warranty costs net of received and anticipated recoveries	$4.9	$6.3	$17.0	$17.9

In the third quarter of 2016, the Company initiated a recall and service campaign related to certain defects in components from one of our suppliers. The defective parts impacted certain shipments to our customers over a two month period. The Company currently estimates the costs of the warranty campaign to be $28.3 million.  These costs have almost entirely been offset by anticipated supplier recoveries of $28.1 million.  The Company expects the majority of this campaign to conclude in the fourth quarter of 2016.

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $59.1 million, of which $54.6 million is related to statutorily-required guarantees for tax and other litigation, $0.4 million is related to letters of credit, and $4.1 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 30, 2016, the Company had approximately $22.9 million of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 11, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $0.7 million as of September 30, 2016. It is reasonably possible that the Company could incur losses in excess of the amount accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the condensed consolidated financial statements.

NOTE 10.	Income Taxes

The income tax expense was $105.1 million on pretax income of $274.5 million before adjusting for noncontrolling interest for the nine months ended September 30, 2016, and $31.8 million on pretax income of $216.2 million for the nine months ended September 30, 2015. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law.

The Company has operations and a taxable presence in 28 countries outside the United States and all of these countries have a tax rate that is lower than the rate in the U.S.. The countries in which the Company has a material presence include Belgium, China, Germany, India, the Netherlands and Poland. Belgium has historically had the largest impact on the Company’s effective tax rate primarily because of the Company’s participation in the Belgian Excess Profit Ruling (EPR) program. During 2016, Belgium continues to have a significant beneficial impact on the Company's effective tax rate due to the reasons explained below. In Q3 2016, the estimated GAAP effective tax rate for the year before discrete tax items is 19%. In the current year, none of the other foreign jurisdictions in which the Company has operations (including any individual tax benefit or provision within such jurisdiction) has an impact equal or greater than 5% on the Company’s effective tax rate.

During the first quarter of 2016, the income tax provision included a non-cash tax expense of $86.4 million related to the EPR program which the Company qualified for from January 1, 2012. See discussion below for further details regarding the EPR program. This tax provision was reduced in the third quarter of 2016 by $17.2 million to reflect the amount originally estimated for the EPR benefit for 2015 but which the Company did not apply in its 2015 Belgium tax return filed in September 2016. In addition, a tax provision relating to uncertain tax positions of $10.6 million was released in the current quarter due to expiration of the statute of limitations for the tax years in question.

On January 11, 2016, the European Commission ruled that the EPR program permitted under Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the "Decision"). As a result, the European Commission requires Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). As stated above, the Company recorded an income tax provision of $86.4 million in Q1 2016 with respect to the clawback of the tax benefits obtained under the EPR program for tax years 2012 to 2015. This income tax provision should not have any cash impact because the Company has net operating losses available to deduct against any incremental taxable profit.

The Belgium Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). During Q3 2016 the Company submitted a separate appeal, since it is directly affected by the Decision. If the appeal is successful, the EPR tax reserve of $69.8 million may be entirely or partly reversed. The income tax provision of $69.8 million consists of the $86.4 million established during Q1 2016 which was reduced by $17.2 million during Q3 2016 as a result of filing the 2015 Belgian tax return without claiming the EPR benefit and increased by $0.6 million related to the effect of cumulative translation adjustment.

After several months of discussions with the Belgian government, on July 12, 2016, WABCO received a ruling from the Belgium Government confirming that it may claim a Patent Income Deduction (PID) tax relief for both 2015 and 2016. The benefit for 2016 remains within our Q3 2016 provision and the benefit for 2015 was recognized for the first time in Q3 2016 upon filing the Belgium tax return.

With respect to the clawback, we understand that the Belgium Government is in discussions with the European Commission on the procedures to determine how affected companies may take advantage of alternative tax relief programs that may have been available to them during the years they qualified for the EPR program. We are currently assessing the extent to which we would be eligible to claim alternative tax reliefs for years prior to 2015. We will only recognize alternative tax benefits related to prior years when it is probable that such alternative tax reliefs can be claimed and amended tax returns have been submitted to the Belgium tax authorities.

Unrecognized tax benefits at September 30, 2016 amounted to $74.8 million, of which $2.8 million was classified as a long-term liability. The remaining unrecognized tax benefits of $72.0 million, including the $69.8 million related to the clawback under the EPR program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. During

Q3 2016, the Company released a reserve for previously unrecognized tax benefits of $10.6 million due to the expiration of statute of limitations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

NOTE 11.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As discussed in Note 9, the Company had indemnification liabilities of $0.7 million which were classified within long-term liabilities on the balance sheet as of September 30, 2016.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2016 was $49.9 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the nine month period ended September 30, 2016.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2015	$43.8
Charges during the first nine months of 2016	4.8
Payments during the first nine months of 2016	(11.4)
FX effects	0.8
Balance as of September 30, 2016	$38.0
Other Programs
Balance as of December 31, 2015	$24.9
Charges during the first nine months of 2016	5.7
Payments during the first nine months of 2016	(8.6)
FX effects	1.0
Balance as of September 30, 2016	$23.0
Total streamlining liability as of September 30, 2016	$61.0

A balance of $39.0 million has been included in other liabilities (non-current) and $22.0 million has been included in other accrued liabilities (current) as of September 30, 2016.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Charges for three months Ended September 30, 2016		Charges for nine months Ended September 30, 2016		Cumulative Charges as of September 30, 2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(0.5)	$1.3	$2.9	$1.5	$36.8	$34.4
Employee-related charges – selling and administrative	(0.5)	2.6	1.3	3.6	13.2	47.0
Asset write-offs	—	—	—	—	8.5	2.1
Other streamlining charges	—	0.5	0.6	0.6	1.6	0.7
Total program costs	$(1.0)	$4.4	$4.8	$5.7	$60.1	$84.2

NOTE 13.	Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$4.3	$0.1	$4.7	$0.1	$13.2	$0.1	$13.5	$0.2
Interest cost on the projected benefit obligation	4.4	0.2	4.4	0.1	13.2	0.4	13.2	0.3
Less: assumed return on plan assets	(1.7)	—	(2.0)	—	(5.1)	—	(5.9)	—
Amortization of net loss	3.7	0.1	3.3	0.1	9.5	0.5	10.0	0.3
Defined benefit plan cost	$10.7	$0.4	$10.4	$0.3	$30.8	$1.0	$30.8	$0.8

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

Cash Flow Hedges

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 8. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, was recognized in other comprehensive income at the time of settlement. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the nine months ended September 30, 2016 was $0.2 million.

Net Investment Hedges

During the third quarter of 2016, the Company entered into forward contracts with an aggregate notional amount of €100.0 million ($112.2 million at September 30, 2016 exchange rates) that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. These contracts mature in November 2016. The amount of unrealized loss related to these contracts recognized in other comprehensive income for the period ended September 30, 2016 was immaterial. There was no hedge ineffectiveness.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2016, forward contracts for an aggregate notional amount of €99.1 million ($111.2 million at September 30, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the nine months ended September 30, 2016 was $0.3 million. The majority of these exchange contracts were entered into on September 30, 2016. The fair value of these derivatives was zero at September 30, 2016.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of September 30, 2016, pending receipt of a final valuation. The following table summarizes the preliminary allocation of the net purchase consideration:

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

Acquisition of Laydon Composites Ltd.

On April 15, 2016, the Company acquired Laydon Composites Ltd. (LCL), a manufacturer of aerodynamic devices for heavy-duty trucks and trailers, for total consideration of $34.2 million. The Company paid $31.1 million, excluding cash acquired of $0.8 million, with additional contingent consideration of up to $4.3 million contingent upon the achievement of certain goals tied to annual and cumulative sales and earnings over a three year period. The range of undiscounted amounts the Company could be required to pay under this arrangement is between $0 and $4.3 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $3.1 million.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of September 30, 2016, pending receipt of a final valuation of tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Purchase price, cash consideration	$31.1
Purchase price, fair value of contingent consideration	3.1
Net purchase consideration	$34.2

Cash and cash equivalents	$0.8
Intangible assets	16.3
Other assets acquired	3.2
Deferred tax liabilities	(4.3)
Other liabilities assumed	(1.0)
Identifiable net assets acquired	$15.0
Goodwill	19.2
Net purchase consideration	$34.2

The intangible assets include amounts recognized for the fair value of trade name, customer-based and technology-related assets. The fair values of the intangible assets were determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 18 years and are not deductible for tax purposes. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within other non-operating expense. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Other Acquisitions

On February 1, 2016, the Company acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

NOTE 16. Subsequent Events

On October 17, 2016, the Company entered into a note purchase agreement (the EUR Note Purchase Agreement) relating to the issuance of an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in EUR millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Senior EUR Notes are expected to be issued and funded on November 15, 2016. Interest on the Senior EUR Notes will be payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2017. The proceeds from the Senior EUR Notes are expected to be partially utilized to repay outstanding balances on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions and meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or part of the Senior EUR Notes plus any accrued and unpaid interest to the date of prepayment and certain penalties as defined in the EUR Note Purchase Agreement. The Company may also be required, subject to certain events and conditions, to make an offer to prepay all of the Senior EUR Notes including any accrued and unpaid interest to the date of prepayment. Each holder has the option to accept or reject such offer to prepay.

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain losses associated with swap breakage resulting from the Company's failure to issue the Senior EUR Notes on the closing date, from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Our sales for the three months ended September 30, 2016 compared to the same period one year ago increased by 4.9% on a reported basis and 5.2% excluding foreign currency translation effects, while global truck and bus production declined 1% year-over-year. Acquisitions contributed 2.1% to our sales growth, both on a reported basis and excluding foreign currency translation effects. Our global aftermarket sales increased 4.5% (4.1% excluding foreign currency translation effects) in the third quarter of 2016.

During the third quarter of 2016, the WABCO Operating System (WOS) continued to enable fast and flexible responses to major market changes, delivering $20.9 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.4% of total materials cost, while deflation in raw material prices resulted in net materials productivity of 5.9%. Conversion productivity represented 7.1%, a continued robust result for us. In addition, we did not have the same levels of streamlining costs as incurred one year ago, which contributed to an increase in gross profit of $48.1 million ($49.2 million excluding foreign currency translation effects).

As previously disclosed in our 2015 Form 10-K and further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, on January 11, 2016 the European Commission ruled that the Excess Profit Ruling (EPR) program granted by the Belgian Government is illegal and incompatible with European State Aid law. As a result, the European Commission requires Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Belgium Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). The income tax provision of $86.4 million established during Q1 2016 was reduced by $17.2 million during Q3 2016 as a result of filing the 2015 Belgian tax return without claiming the EPR benefit. During Q3 2016 the Company submitted a separate appeal, since it is directly affected by the Decision. If the appeal is successful, the EPR tax reserve of $69.8 million may be entirely or partly reversed.

On July 12, 2016 WABCO received a ruling from the Belgian Government confirming that it may claim a Patent Income Deduction (PID) tax relief for both 2015 and 2016.  The benefit for 2016 remains within our Q3 2016 provision and the benefit for 2015 was recognized for the first time in Q3 2016 upon filing the Belgium tax return. We expect the 2016 benefit to be between $17 million to $20 million and that the total benefit for both years to be between $36 million to $39 million. We are currently assessing the extent to which we would be eligible to claim alternative tax benefits for years prior to 2015. We will only recognize alternative tax benefits related to prior years when it is probable that such alternative tax benefits can be claimed and amended tax returns have been submitted to the Belgium tax authorities.
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

Third Quarter Results of Operations for 2016 Compared with 2015

	Three Months Ended September 30,			Excluding foreign exchange translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$675.4	$643.6	4.9%	$677.2	5.2%
Cost of sales	462.7	479.0	(3.4)%	463.4	(3.3)%
Gross profit	212.7	164.6	29.2%	213.8	29.9%

Operating expenses	131.8	134.7	(2.2)%	132.2	(1.9)%
Equity income of unconsolidated joint ventures	6.4	9.5	(32.6)%	6.4	(32.6)%
Other non-operating expense, net	(0.3)	(0.4)	(25.0)%	0.2	*
Interest expense, net	(3.1)	(2.9)	6.9%	(3.0)	3.4%
Income tax expense	(16.4)	(5.2)	215.4%	(16.3)	213.5%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the three month period ending September 30, 2015

Sales

Our sales for the third quarter of 2016 were $675.4 million, an increase of 4.9% (5.2% excluding foreign currency translation effects) from $643.6 million in 2015.

Total sales in Europe, our largest market, increased approximately 4.1% (4.5% excluding foreign currency translation effects) for the third quarter of 2016. This increase was primarily driven by increased content per vehicle including contributions from the advanced emergency braking systems (AEBS) mandate, further ramp-up of air disc brakes (ADB) at a key customer, and an increase of our market share of automated manual transmission (AMT), partly offset by an approximately 2% decline in European original equipment manufacturer production.

Sales in North America decreased 13.2% (11.8% excluding foreign currency translation effects), driven by an estimated 25% decrease in production of new trucks and buses, while the heavy duty segment dropped approximately 35% on which WABCO has a higher value per vehicle, partially offset by the impact from recently acquired companies MICO and LCL. Sales in South America increased 23.3% (13.4% excluding foreign currency translation effects), driven by a favorable product mix in the region, more than offsetting an estimated 8% decline in the production of new trucks and buses in the region.

Total sales in Asia increased 20.3% (19.3% excluding foreign currency translation effects) compared to an estimated 9% increase in new vehicle production in the region. The sales in China grew 42.5% (50.7% excluding foreign currency translation effects) which was primarily supported by increased WABCO value per vehicle, higher penetration rate of ABS on light duty vehicles as well as by an estimated increase of 28% in truck and bus production. The sales in India increased 2.7% (5.8% excluding foreign currency translation effects) driven by higher ABS content per vehicle which more than offset the decline in vehicle production, and Japan increased 19.1% (zero excluding foreign currency translation effects). Sales in Korea however decreased 6.0% (7.2% excluding foreign currency translation effects) following subsequent low vehicle production levels of new trucks and buses.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 4.5% (4.1% excluding foreign currency translation effects), despite market headwinds from NAFTA, the Middle East, China and Turkey. This increase demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 7.1% of production and conversion cost savings, as well as 5.4% of material savings before the impact of commodity deflation, which had a positive impact of 0.5%, bringing net materials productivity to 5.9% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended September 30, 2015	$479.0	$164.6

Increase/(decrease) due to:
Sales price reductions	—	(10.8)
Sales price reductions as % of sales		1.6%
Volume, mix and absorption	39.0	5.4
Material productivity	(13.8)	13.8
Conversion productivity	(7.1)	7.1
Labor inflation	3.6	(3.6)
Streamlining costs	(33.3)	33.3
Foreign exchange effects *	(5.9)	4.1
Other	1.2	(1.2)
Net (decrease)/increase	(16.3)	48.1

Cost of sales / gross profit for the three months ended September 30, 2016	$462.7	$212.7

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended September 30, 2015	$134.7

Increase/(decrease) due to:
Labor inflation	3.4
Incentive compensation	(2.8)
Incremental costs from acquisitions	3.8
Streamlining expenses	(11.2)
Employee-related costs	0.6
Foreign exchange translation	(0.4)
Investments net of savings	3.7
Net decrease	(2.9)

Operating expenses for the three months ended September 30, 2016	$131.8

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $3.1 million to $6.4 million for the third quarter of 2016 as compared to $9.5 million for the third quarter of 2015, primarily driven by lower income from our North American joint venture due to the market decline.

Income Taxes

The income tax expense for the third quarter of 2016 was a benefit of $16.4 million on pre-tax income of $83.9 million before adjusting for noncontrolling interest, compared with a benefit of $5.2 million on pre-tax income of $36.1 million before adjusting for noncontrolling interest in the third quarter of 2015. In the three months ended September 30, 2016 and September 30, 2015, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, and the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law. The income tax provision in the three months ended September 30, 2015 also included the reversal of reserves for previously unrecognized uncertain tax positions.

Year to Date Results of Operations for 2016 Compared with 2015

	Nine Months Ended September 30,			Excluding foreign exchange translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$2,096.3	$1,956.9	7.1%	$2,129.3	8.8%
Cost of sales	1,440.1	1,371.2	5.0%	1,464.1	6.8%
Gross profit	656.2	585.7	12.0%	665.2	13.6%

Operating expenses	391.4	389.7	0.4%	395.8	1.6%
Equity income of unconsolidated joint ventures	18.9	24.0	(21.3)%	18.9	(21.3)%
Other non-operating (expense)/income, net	(0.1)	0.7	*	0.8	14.3%
Interest expense, net	(9.1)	(4.5)	102.2%	(8.9)	97.8%
Income tax expense	105.1	31.8	230.5%	103.9	226.7%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the nine month period ending September 30, 2015

Sales

Our sales for the first nine months of 2016 were $2,096.3 million, an increase of 7.1% (8.8% excluding foreign currency translation effects) from $1,956.9 million in 2015.

Total sales in Europe, our largest market, increased approximately 8.6% (9.1% excluding foreign currency translation effects) for the first nine months of 2016 compared to an estimated 4% growth in European new truck and bus production. This increase was also driven by increased content per vehicle.

Sales in North America decreased 7.1% (5.3% excluding foreign currency translation effects), driven by an estimated 15% decrease in production of new trucks and buses. Sales in South America decreased 7.9% (increased 3.8% excluding foreign currency translation effects), where favorable product mix as well as increased content per vehicle helped to offset the impact from a 21% decline in the production of new trucks and buses.

Total sales in Asia increased 16.3% (18.3% excluding foreign currency translation effects) compared to an estimated 11% increase in new vehicle production in the region. This sales growth was mainly driven by an increase in WABCO content per vehicle in India supported by the ABS mandate as well as a strong increase in new builds in China. Sales in India increased 30.6% (38.0% excluding foreign currency translation effects), China increased 14.0% (20.2% excluding foreign currency translation effects) and Japan increased 14.2% (2.5% excluding foreign currency translation effects). Sales in Korea however decreased 11.8% (9.0% excluding foreign currency translation effects) driven by low vehicle production volumes impacted by a slow-down in exports.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 3.9% (5.6% excluding foreign currency translation effects). This increase demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 6.6% of production and conversion cost savings, as well as 5.5% of material savings before the impact of commodity deflation, which had a positive impact of 0.5%, bringing net materials productivity to 6.0% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the nine months ended September 30, 2015	$1,371.2	$585.7

Increase/(decrease) due to:
Sales price reductions	—	(37.5)
Sales price reductions as % of sales		1.7%
Volume, mix and absorption	173.0	36.9
Material productivity	(41.4)	41.4
Conversion productivity	(20.2)	20.2
Labor inflation	10.8	(10.8)
Streamlining costs	(32.4)	32.4
Foreign exchange effects *	(29.1)	(3.9)
Other	8.2	(8.2)
Net increase	68.9	70.5

Cost of sales / gross profit for the nine months ended September 30, 2016	$1,440.1	$656.2

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the nine months ended September 30, 2015	$389.7

Increase/(decrease) due to:
Labor inflation	10.2
Incentive compensation	(1.1)
Incremental costs from acquisitions	9.8
Streamlining expenses	(14.6)
Employee-related costs	1.9
Foreign exchange translation	(4.4)
Savings net of investments	(0.1)
Net increase	1.7

Operating expenses for the nine months ended September 30, 2016	$391.4

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $5.1 million to $18.9 million for the nine months ended September 30, 2016 as compared to $24.0 million for the nine months ended September 30, 2015, primarily driven by lower income from our North American joint venture due to the market decline.

Interest Expense, net

Interest expense was $9.1 million for the nine months ended September 30, 2016 compared to $4.5 million for the nine months ended September 30, 2015, mainly as a result of interest expense incurred on our Senior Notes issued in 2015 as discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the nine months ended September 30, 2016 was $105.1 million on pre-tax income of $274.5 million before adjusting for noncontrolling interest, compared with an expense of $31.8 million on pre-tax income of $216.2 million before adjusting for noncontrolling interest for the nine months ended September 30, 2015. In the nine months ended September 30, 2016 and September 30, 2015, the income tax provision was primarily the net result of the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, and the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law.

As previously disclosed in our 2015 Form 10-K and further discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, on January 11, 2016 the European Commission ruled that the excess profit ruling (EPR) program granted by the Belgian Government is illegal and incompatible with European State Aid law. As a result, the European Commission requires Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Belgium Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). The income tax provision of $86.4 million established during Q1 2016 was reduced by $17.2 million during Q3 2016 as a result of filing the 2015 Belgian tax return without claiming the EPR benefit. During Q3 2016 the Company submitted a separate appeal, since it is directly affected by the Decision. If the appeal is successful, the EPR tax reserve of $69.8 million may be entirely or partly reversed.

On July 12, 2016 WABCO received a ruling from the Belgian Government confirming that it may claim a Patent Income Deduction (PID) tax relief for both 2015 and 2016. The benefit for 2016 remains within our Q3 2016 provision and the benefit for 2015 was recognized for the first time in Q3 2016 upon filing the Belgium tax return. We expect the 2016 benefit to be between $17 million to $20 million and that the total benefit for both years to be between $36 million to $39 million. We are currently assessing the extent to which we would be eligible to claim alternative tax benefits for years prior to 2015. We will only recognize alternative tax benefits related to prior years when it is probable that such alternative tax benefits can be claimed and amended tax returns have been submitted to the Belgium tax authorities.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Nine Months Ended September 30, 2016

Operating activities - Net cash provided by operating activities was $288.6 million and $283.4 million for the first nine months of 2016 and 2015, respectively. The Company recorded net income including noncontrolling interests of $169.4 million for the first nine months of 2016 compared with net income of $184.4 million for the first nine months of 2015. Net income attributable to the Company in 2016 included noncash elements such as depreciation and amortization of $72.0 million and post-retirement benefit expense of $31.8 million. Our use of working capital amounted to $53.9 million for the nine months ended September 30, 2016 compared to $47.9 million for the nine months ended September 30, 2015. This use of working capital was due primarily to higher levels of accounts receivables and inventory resulting from increased business, partially offset by a higher level of accounts payable.

Other accrued liabilities and taxes increased $77.5 million for the first nine months of 2016 compared to an increase of $37.5 million for the first nine months of 2015. The major driver of this increase in 2016 is due to higher accruals for tax-related items as well as higher warranty accruals as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. Other current and long-term assets for the first nine months of 2016 increased $61.1 million compared to an increase of $21.3 million for the first nine months of 2015. This increase was mainly driven by supplier prepayments on warranty claims as well as an increase in tax-related items, partially offset by a decrease in guaranteed notes receivable in China. Other long-term liabilities for the first nine months of 2016 decreased $31.7 million compared to an increase of $33.4 million for the first nine months of 2015, primarily driven by the continued shift from non-current to current liabilities on our streamlining accruals primarily related to our 2014/2015 Program as discussed in Note 12 of Notes to Condensed Consolidated Financial Statements.

Investing activities - Net cash used in investing activities amounted to $170.6 million and $131.6 million in the first nine months of 2016 and 2015, respectively. The net cash usage for 2016 includes capital expenditures of $27.2 million of investments in tooling, $40.4 million in plant and equipment and $7.5 million in software to support the Company's long-term growth strategies. This is compared to $27.6 million of investments in tooling, $32.3 million in plant and equipment and $7.7 million in software during the first nine months of 2015.

During the first nine months of 2016, we entered into $84.8 million of repurchase agreements and received $38.9 million from the maturity of a repurchase agreement, all of which were classified within other current assets on the condensed consolidated balance sheets. We also received $44.3 million from the sale of short-term investments. In 2016, we paid a total of $93.0 million for business acquisitions as well as $0.9 million for an additional minority stake in SmartDrive Systems. In comparison, during the first nine months of 2015, we purchased $44.0 million of short-term investments and acquired an initial minority stake in SmartDrive Systems for $20.0 million.

Financing activities - Net cash provided by financing activities amounted to $64.0 million for the first nine months of 2016 compared to $7.3 million for the first nine months of 2015. Our total third-party debt increased $257.6 million for the first nine months of 2016 compared to $187.2 million for the first nine months of 2015. This increase was primarily driven by additional borrowings on our revolving credit facilities, mainly to finance our acquisitions of MICO and LCL, and also to fund our share repurchase program.

During the first nine months of 2016 and 2015, we repurchased shares for a total amount of $187.5 million and $186.8 million, respectively. We received $3.2 million of stock option proceeds in 2016 compared with $16.8 million in 2015. We also withheld $6.0 million of shares during the first nine months of 2016 related to employee tax payments made during the period for equity award vestings, as compared to $5.0 million during the first nine months of 2015.
Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) for the issuance of $150 million of 2.83% senior unsecured notes due June 25, 2022 (the Series A Notes), $200 million of 3.08% senior unsecured notes due June 25, 2025 (the Series B Notes) and $150 million of 3.18% senior unsecured notes due June 25, 2027 (the Series C Notes; and together with the Series A Notes and the Series B Notes, collectively, the Senior Notes). The Senior Notes were issued and funded on June 25, 2015. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior

Notes, the balance of which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year.

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of September 30, 2016.
Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility) to, among other things, extend the original expiry date subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. This facility will expire on September 30, 2021.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, of which $239.0 million was unused as of September 30, 2016. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Also, various subsidiaries had borrowings from banks totaling $2.2 million, of which $0.6 million was classified as long-term debt. The remaining $1.6 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2016, forward contracts for an aggregate notional amount of €99.1 million ($111.2 million at September 30, 2016 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in a net non-operating gain of $0.3 million for the nine months ended September 30, 2016. The majority of these exchange contracts were entered into on September 30, 2016. The fair value of these derivatives was zero as of September 30, 2016.

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, was recognized in other comprehensive income at the time of settlement.

During the third quarter of 2016, the Company entered into forward contracts with an aggregate notional amount of €100.0 million ($112.2 million at September 30, 2016 exchange rates) that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. These contracts mature in November 2016. The amount of unrealized loss related to these contracts recognized in other comprehensive income for the period ended September 30, 2016 was immaterial.

The total amount of unrealized loss reclassified to earnings for the nine months ended September 30, 2016 was $0.2 million.
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

•
the European Commission’s decision relating to the Belgian excess profit ruling program, including the risks that the European Commission’s decision may not be successfully appealed, or the actions that the Company takes to otherwise mitigate the impact of the European Commission’s decision, including availing itself of alternative tax relief in Belgium through the Patent Income Deduction (PID) for years prior to 2015 that are subject to clawback pursuant to the European Commission's decision, may not be successful;

•
risks inherent in operating in foreign countries, including exposure to local economic conditions, government regulation, currency restrictions and other restraints, changes in tax laws and rulings, expropriation, political instability and diminished ability to legally enforce our contractual rights;

•	the risk that we will not close the €440 million senior note offering referred to in Note 16 of Notes to Condensed Consolidated Financial Statements.

We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2016.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved four programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2016 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2015	15,783,712	$77.36	15,783,712	$250,810,529

January 1 - January 31	280,000	$86.54	280,000	$226,579,394
February 1 - February 29	225,000	$91.12	225,000	$206,077,678
March 1 - March 31	177,000	$100.39	177,000	$188,308,930
Total first quarter	682,000	$91.64	682,000	$188,308,930

Total through March 31, 2016	16,465,712	$77.95	16,465,712	$188,308,930

April 1 - April 30	10,800	$112.89	10,800	$187,089,725
May 1 - May 31	269,900	$104.9	269,900	$158,777,516
June 1 - June 30	345,500	$100.54	345,500	$124,040,499
Total second quarter	626,200	$102.63	626,200	$124,040,499

Total through June 30, 2016	17,091,912	$78.85	17,091,912	$124,040,499

July 1 - July 31	111,000	$91.68	111,000	$113,863,570
August 1 - August 31	299,000	$103.3	299,000	$82,977,204
September 1 - September 30	185,000	$106.32	185,000	$63,308,241
Total third quarter	595,000	$102.07	595,000	$63,308,241

Total through September 30, 2016	17,686,912	$79.64	17,686,912	$63,308,241

(a)	Relates to the share repurchase programs approved in May 2011, October 2012, October 2013 and December 2014 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits
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
October 20, 2016

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1
Note Purchase Agreement, dated October 17, 2016, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on October 20, 2016 and incorporated herein by reference.

10.2	Management Agreement, effective January 1, 2012 between WABCO Europe SPRL/BVBA and Nick Rens.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on October 20, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.