Form 10-K
period 2016-12-31
WABCO Holdings Inc.
filed 2017-02-17
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5.1 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 9, 2017	54,522,122	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2016.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2016

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

•
our ability to receive components and parts from our suppliers of a reasonable quality level or to obtain them at reasonable price levels due to fluctuations in the costs of the underlying raw materials;

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	our ability to service our debt obligations;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions, collaborations and cooperations or to realize benefits from completed acquisitions, collaborations and cooperations;

•	our inability to implement our growth plan;

•	our ability to service our pension obligations;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	the success of, and costs and savings associated with, our current streamlining initiatives;

•	labor relations;

•
our ability to mitigate any tax risks, including, but not limited to those risks associated with changes in legislation, tax audits and the loss of the benefits associated with our tax rulings and incentives in certain jurisdictions;

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

WABCO is a leading global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for the world's major manufacturers of commercial trucks, buses and trailers, as well as passenger cars. We engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension, transmission automation, as well as air compression and processing. These systems improve vehicle safety, efficiency and performance while reducing overall vehicle operating costs. We estimate that approximately two out of every three commercial vehicles with advanced and conventional vehicle control systems worldwide are equipped with our products. For passenger cars, including sports utility vehicles (SUVs), we supply products for sophisticated, niche applications. We continue to grow in more parts of the world as we increasingly provide additional components and systems throughout the life of a vehicle, from design and development to the aftermarket. By leveraging fleet connectivity, WABCO mobilizes vehicle intelligence to advance fleet safety, efficiency and security.

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

Products and Services

We engineer, develop, manufacture and sell advanced braking, stability, suspension and transmission automation and air management systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC) systems, brake controls, automated manual transmission (AMT) systems, air disc brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers.

In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. We provide innovative control functions by leveraging rich data from onboard mission-critical systems to advance fleet safety, efficiency and security. Furthermore, we supply advanced electronic suspension controls and vacuum pumps to the passenger car and SUV markets in Europe, North America and Asia. We also provide remanufacturing services globally.

WABCO is the first supplier of advanced emergency braking systems (AEBS) homologated in Europe in accordance with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses complies with European Union regulations that came into effect at the tail end of 2015. It detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

Starting at the end of 2015, the European Union also mandated lane departure warning systems (LDWS) on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™, our camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals to take corrective measures. It also features an advanced option to warn against driver drowsiness.

In 2016, WABCO acquired MICO, Inc. (MICO), a global market leader in hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries. WABCO is expanding its product offerings through the acquisition to become the first and only supplier with a portfolio of complete pneumatic and hydraulic braking and control systems for off-highway vehicles worldwide.

In 2016, WABCO acquired Laydon Composites Ltd. (LCL), a manufacturer of aerodynamic devices for heavy-duty trucks and trailers. Through the acquisition, WABCO is the only supplier that provides a full range of aerodynamic devices for commercial vehicles worldwide. Aerodynamic products reduce air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption and CO2 emissions. Aerodynamic devices help commercial vehicle fleet operators to improve their operational efficiency and environmental performance

In 2016, WABCO demonstrated the proof of concept of a breakthrough collision avoidance technology for commercial vehicles. Jointly developed with ZF, the Evasive Maneuver Assist (EMA) combines WABCO's world-class braking, stability and vehicle dynamics control systems on trucks and trailers with ZF's top active steering technology - an industry first. EMA leverages the capabilities of WABCO's industry-leading OnGuardACTIVE and marks a critical step toward enabling autonomous driving in the commercial vehicle industry. EMA engages to help the driver to safely steer around an obstructing vehicle and to bring truck and trailer to a complete and safe stop.

In 2016, WABCO reported that it has signed a Memorandum of Understanding (MoU) with a global tier-one automotive industry supplier headquartered in Asia to bring active steering and other technologies to the commercial industry through a new joint venture (JV). The MoU sets a framework to establish a JV agreement for a new business that will develop, manufacture and sell electronically controlled active steering systems for the global truck and bus market. The JV will leverage WABCO's industry-leading braking, vehicle control and advanced driver assistance systems expertise with its partner's world-class steering system technology and capabilities. This integration will result in significant innovation for advanced safety-enabling solutions that support automated driving through intelligent control of both the longitudinal and lateral movements of vehicles.

In 2016, WABCO also announced that it has entered into a long-term cooperation framework agreement with Mobileye N.V. to develop solutions for commercial vehicles that leverage advanced emergency braking ADAS functionalities and Mobileye's Road Experience Management (REM) technology that provides real-time data for precise localization and high-definition lane data. The solutions will combine Mobileye's leading vision system and mapping technology with the control and actuation technologies from WABCO's industry-leading portfolio of electronic braking, stability and emergency braking systems in combination with capability for active steering control. The WABCO-Mobileye solution will benefit commercial vehicle manufacturers and operators through more advanced safety capability to help reduce the risk of accidents.

In 2016, WABCO announced that it is working with Peloton Technology to advance an innovative solution for truck platooning, integrating commercial vehicle-to-vehicle communication and other automation technologies that further improve safety and fuel efficiency. By electronically linking two or more tractor-trailers to form virtual road-trains on highways, platooning increases fuel economy by more than 7%, namely up to 4.5% for the lead truck and up to 10% for following trucks due to improved aerodynamics, according to independent evaluation by the North American Council on Freight Efficiency and further validation by the U.S. Department of Energy and U.S. Department of Transportation. WABCO will contribute to this work with its industry-leading portfolio of braking, advanced stability and emergency braking systems, including predictive cruise control. Peloton will bring its proprietary platooning technologies, which are currently under testing on U.S. highways.

In 2016, WABCO also announced its OnCity™ Urban Turning Assist system concept, the Company's breakthrough technology to help protect pedestrians and cyclists in city traffic. OnCity, a unique and convenient single-sensor solution invented by WABCO, is the commercial vehicle industry's first collision avoidance system that uses LiDAR technology for the purpose of object detection. Innovatively engineered for trucks, buses and tractor-trailers, WABCO's OnCity advanced driver assistance system also delivers the industry's widest field-of-view - up to 180 degrees - using a single sensor for safety monitoring to help protect vulnerable road users located on the vehicle's blindside. OnCity detects and distinguishes moving and stationary objects, including pedestrians and cyclists.

Our key product groups and functions are described below.

WABCO KEY PRODUCT GROUPS
SYSTEM / PRODUCT	FUNCTION
Actuator	Converts energy stored in compressed air into mechanical force applied to foundation brake to slow or stop commercial vehicles
Air Compressor and Air Processing/Air Management System	Provides compressed, dried air for braking, suspension and other pneumatic systems on trucks, buses and trailers
Foundation Brake	Transmits braking force to slow, stop or hold vehicles
Anti-lock Braking System (ABS)	Prevents wheel locking during braking to ensure steerability and stability
Conventional Braking System	Mechanical and pneumatic devices for control of braking systems in commercial vehicles
Electronic Braking System (EBS)	Electronic controls of braking systems for commercial vehicles
Electronic and Conventional Air Suspension Systems	Level and pressure control of air springs in trucks, buses, trailers and cars
Transmission Automation	Automates transmission gear shifting for trucks and buses including clutch operation
Vehicle Electronic Stability Control (ESC) and Roll Stability Support (RSS)	Enhances driving stability
Advanced Driver Assistance Systems (ADAS)	Promotes driver safety through lane departure warnings, collision mitigation and emergency braking systems
Fleet Management Solutions (FMS)	Improves vehicle safety and efficiency for fleet managers through real-time online commercial vehicle telematics and communications

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

In particular, braking systems are part of this shift from conventional to advanced electronic systems on the path towards fully autonomous driverless trucks. In addition to increasing safety, improving stopping distances, and reducing installation complexity, electronic braking systems also enable new functionalities to be integrated more cost effectively. New functionalities include stability control, adaptive cruise control, transmission automation, brake performance warning, vehicle diagnostics, driver assistance systems as well as engine braking and engine speed controls, among others. Our industry-leading automated transmission controls optimize gear shifting, resulting in better fuel efficiency, less component wear and fewer parts. This technology further enhances driver safety and comfort through less physical effort.

The global commercial vehicle industry is also trending toward environmental sustainability. WABCO's technology leadership continues to deliver products and systems that increase fuel efficiency, reduce emissions, decrease vehicle weight and optimize energy recovery, among other advancements that enhance environmental compliance of trucks, buses and trailers over the lifetime of the vehicle. For example, a truck equipped with all of WABCO's green technologies can improve fuel efficiency by more than 18%. These include advanced transmission automation systems, innovative aerodynamic solutions, sophisticated electronic driver assistance systems, electronic control of air suspension and breakthrough air compression technologies, among others. We reduce vehicle weight and recuperate energy through industry-leading engineering and lighter materials, resulting in higher fuel efficiency and reduction in emissions.

Customers value how WABCO has been laying the foundation for autonomous driving of commercial vehicles as well as WABCO's extensive track record for mobilizing vehicle intelligence, making WABCO a leading partner of choice globally for the development and systems integration of sensor, control and actuation technology alongside its expertise in local product application.

WABCO is also privileged to increasingly contribute to the sustained success of commercial and government-owned fleets worldwide. WABCO empowers fleets through its differentiated and expanding portfolio of leading fleet management solutions, its industry award-winning Intelligent Trailer Program offering more than 40 different key trailer functions, and WABCO's growing connectivity between off-vehicle data analytics support and intelligent on-vehicle safety and efficiency systems. Fleets are also empowered through big data from WABCO's onboard electronic braking, stability, efficiency and driver assistance systems integrated with fleet management solutions.

A fundamental driver of demand for our products is commercial truck and bus production. The number of new commercial vehicles built fluctuates from year to year in different regions of the world. Nonetheless, over the last five years, we have demonstrated our ability to outperform the market by increasing the amount of WABCO content on each vehicle. During the five year period through 2016, WABCO's European sales to truck and bus (T&B) OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 4% per year.

Year to Year Change	2012	2013	2014	2015	2016
Sales to European T&B OEMs (at a constant FX rate)	(10)%	13%	(7)%	8%	8%
European T&B Production	(9)%	5%	(9)%	6%	1%

Customers

We sell our products primarily to four groups of customers around the world:

•	Truck and bus OEMs;

•	Commercial vehicle aftermarket distributors for replacement parts and services and commercial vehicle fleet operators for management solutions and services;

•	Trailer OEMs, and

•	Major car manufacturers.

Our largest customer is Daimler, which accounted for approximately 10% of our sales in both 2016 and 2015. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2016 and 2015, our top 10 customers accounted for approximately 44% and 48% of our sales, respectively.

The largest group of our customers, representing approximately 59% of sales (57% in 2015), consists of truck and bus OEMs who are large, increasingly global and few in numbers due to industry consolidation, as well as a smaller number of off-highway (agricultural and construction) OEMs. As truck and bus OEMs grow globally, they expect suppliers to expand with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and collaborates closely with major OEM customers to design, develop and deliver technologies used in their products. Our products play an important role in enabling further vehicle safety and efficiency. At the same time, there are few other suppliers who compete across the breadth of products that we supply globally.

The second largest group, representing approximately 25% of sales (26% in 2015), consists of the aftermarket distributor network that provides commercial vehicle operators with replacement parts as well as a range of services. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OEM-affiliated or OEM-owned distributors to small independent local distributors. The increasing number of trucks, buses and trailers on the road worldwide that are equipped with our products continuously increases market demand for replacement parts and services, which generates a growing stream of recurring aftermarket sales. In addition, we continue to develop an array of service offerings - such as diagnostics, training and fleet management solutions - for repair shops and fleet operators that further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 10% of sales (11% in 2015), consists of trailer manufacturers, a particularly fragmented group of local or regional players that are widely diverse in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely significantly on WABCO products for safety and efficiency functions through superior technologies and customized applications of such technologies.

The smallest group, representing approximately 6% of sales (6% in 2015), consists of passenger car and SUV manufacturers that purchase our electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration that exceeds market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines; as a result, WABCO's vacuum pumps have above-average growth rates due to increasing diesel and GDI applications in Europe, Asia and North America. These customers are typically large, global and sophisticated; they demand high quality in products and services.

We address our customers through a global sales force. It is organized around key accounts and customer groups and it interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio and throughout different regions of the world.

Europe represented approximately 54% of our sales in 2016 (56% in 2015), the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. WABCO's growth in Asia is enhanced by our strong roots in China and India where we have achieved leading market positions through close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2016 % of Sales	FY 2015 % of Sales	By Major End-Market	FY 2016 % of Sales	FY 2015 % of Sales
Europe	54%	56%	Truck & Bus Products (OEMs)	59%	57%
Asia	24%	22%	Aftermarket	25%	26%
North America	14%	17%	Trailer Products	10%	11%
South America	3%	3%	Car Products	6%	6%
Other	5%	2%

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

Seasonality

Information on the seasonality of our business is set forth under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality” of this annual report.

Growth Strategy

In 2016, WABCO continued its three-pillar strategy - technology innovation, geographic expansion, and excellence in execution - which further differentiates WABCO within the global commercial vehicle industry. Key drivers of excellence in execution are discussed in “Manufacturing and Operations” below.

Technology

WABCO remains focused on global technology trends that are relevant to our customers. Our technology strategy has three pillars to create value for manufacturers of commercial vehicles and fleet customers in every region of the world. The first pillar is advanced vehicle and driver safety to reduce the number of accidents involving commercial vehicles. The second pillar is vehicle efficiency to improve the environmental sustainability of trucks, buses and trailers, and to reduce their total cost of operation through better fuel economy and other improvements. Solidly anchored in the fully autonomous driverless vehicle vision, the third pillar is connectivity that cuts across the other two pillars to enable WABCO to mobilize vehicle efficiency and empower fleets around the world leveraging off-vehicle data analytics support and intelligent on-vehicle safety and efficiency systems.

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

•	First technology (TX-TRAILERGUARD™) that provides comprehensive operating data on the performance of the truck, trailer and driver in a single integrated real-time view

•	First technology (OptiLink™) that provides a single user interface via a mobile device, such as a smartphone, to monitor and control multiple functions on both the truck and trailer

•	First door lock control technology (OptiLock™) that provides high security locking systems for trailers and container doors seamlessly connected with telematics systems

•
Breakthrough collision avoidance technology for commercial vehicles jointly developed with ZF, the Evasive Maneuver Assist (EMA) combines WABCO's world-class braking, stability and vehicle dynamics control systems on trucks and trailers with ZF's top active steering technology - an industry first

•	Breakthrough OnCity™ Urban Turning Assist system, the Company's technology engineered for trucks, buses and tractor-trailers to help protect pedestrians and cyclists in city traffic

We continue to expand our technology portfolio by introducing new product applications and functionalities, and by improving the market penetration of our existing technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrated to North America and emerging economies. Examples include the adoption of ABS and automated transmission systems. These technologies were first widely adopted in European markets before starting to penetrate North America as well as China, India and other emerging markets. In terms of commitment to innovation, WABCO expended approximately $135.2 million in 2016 for product engineering, including research activities and product development.

We are also focused on long-term opportunities as WABCO continues to anticipate and fulfill our industry's constant search for technology that advances vehicle safety and efficiency in mature and emerging markets on a cost-competitive basis.

WABCO safety technologies encompass braking systems, stability control, collision mitigation as well as accident mitigation and prevention. In 2016 - among other major accomplishments - we completed acquisitions, formed new alliances, announced breakthrough technologies and further strengthened existing partnerships. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

As our customers converge toward intelligent vehicles and autonomous driving, WABCO is firmly positioned in the sweet spot for the future of our industry - mobilizing vehicle intelligence. This means leveraging WABCO’s breadth and depth of capabilities to further enable the continued success of OEMs and fleet operators in every region of the world.

In 2016, we further strengthened our market leadership in collision mitigation and advanced emergency braking through OnGuard™ and OnGuardACTIVE™ systems respectively. WABCO’s mBSP, the industry's first modular braking system platform, is at the heart of a commercial vehicle's braking system. It enables commercial vehicle makers to interchangeably equip their diverse global truck and bus platforms with ABS or EBS systems anywhere in the world. WABCO's mBSP uniquely features commonality of components and electronics, enabling truck and bus builders to save development time and production costs, and to bring new vehicles to market faster in every region of the world.

In 2016, WABCO continued to increase adoption of our breakthrough MAXX™ air disc brakes (ADB), the industry’s lightest and highest performing single-piston ADB for commercial vehicles. Compactly engineered, MAXX braking technology fits virtually every wheel size for commercial trucks, buses and trailers around the globe. In particular, WABCO expanded ADB market penetration for trucks in North America, Europe and China where major customers value industry-leading MAXX differentiators such as shorter stopping distances compared with drum brakes.

WABCO efficiency technologies deliver fuel economy, emissions reduction, energy recovery, weight reduction, lower maintenance costs and increased driver capability. As of 2016, 3.5 million WABCO AMT systems have been sold, including our industry award-winning OptiDrive™ system - our modular automated manual transmission technology - which increases fuel economy up to 5% through optimized gear shifting. In 2016, WABCO increased adoption of OptiDrive systems at original equipment makers in emerging economies such as India and China. OptiRide™ is an electronically controlled air suspension (ECAS) technology that identifies axle overload, provides automatic load transfer and improves traction, which helps to reduce vehicle wear-and-tear and other operational costs. WABCO’s OptiRide delivers fuel savings up to 3% under certain conditions, while providing optimal ride performance. As of 2016, OptiRide remains the global industry’s best-selling solution for electronic control of air suspension. In 2016, we complemented our OptiFlow™ product range offering efficiency to trailer builders and major fleets through aerodynamic devices with the acquisition of LCL. Aerodynamic products reduce air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption by up to 7% as well as CO2 emissions.

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

North America remains a long-term growth market for WABCO, particularly in the United States, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. We participate in this market through a dual approach. Our North American joint venture, Meritor WABCO, is focused on the application and delivery of WABCO’s braking and active safety systems, electronic suspension control and air management products. At the same time, WABCO North America, which in 2016 marked its fourth full year, provides further focus on business expansion and enhancement of WABCO’s positioning in the market. For example, in 2016, we increased WABCO's ADB penetration and market share at both Daimler and Hendrickson. A major commercial fleet also expanded adoption of high-performance ADB in North America. All in, ADB units sold increased by 56% versus 2015. WABCO also invested $17 million into WABCO ADB localization in North America by building a new state-of-the-art factory in Charleston, South Carolina where we will continue local manufacturing of air compressors and braking system components in response to increased demand for our advanced ADBs by major original equipment manufacturers and fleets in North America. During 2016, WABCO’s AMT also continued its successful penetration through sales to Daimler Trucks North America and Volvo. WABCO also signed a new long-term agreement with Cummins to manufacture and supply high-performance (and energy efficient) air-compressor technology for trucks, buses and industrial equipment, significantly expanding the volume and variety of demand for WABCO’s air-compression technologies. Lastly, WABCO acquired MICO and LCL, further expanding its North America footprint.

WABCO marked a major milestone of more than 120,000 OnGuard collision mitigation systems sold in North America through Meritor WABCO. Used extensively in heavy-duty trucks since 2007, WABCO’s OnGuard is North America's leading collision mitigation system. More than 200 fleets are currently utilizing the system to help keep their truck drivers, vehicles, and fellow motorists safe. Heavy-duty truck fleets have reported up to 87% reduction in accidents and up to an 89% reduction in accident costs since adopting OnGuard.

South America remains a long-term growth market for WABCO, particularly Brazil, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. WABCO continued in 2016 as market leader for ABS and a range of our other technologies. WABCO has more than 30 years of ABS experience in Brazil and a leading position to help vehicle manufacturers comply with Brazilian legislation that now mandates ABS on all new trucks, buses and trailers. In 2016, new business launches for Tristop products and Air Processing units significantly supported a double digit outperformance in a declining market. WABCO's South American headquarters near São Paulo serves as a regional hub in the manufacturing and sales network of WABCO products and systems. It also has a world-class production facility and a distribution center in the Campinas region. WABCO South America’s enhanced capabilities include product and applications engineering, aftermarket service, supply chain management and manufacturing. WABCO connects with the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.

China

China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2016, WABCO continued to outperform the China market double digit. This was due to its position as market leader and supplier of choice for control systems for trucks, buses and trailers in China, the world’s largest market for commercial vehicles. As the leading provider of anti-lock braking systems (ABS) in China, WABCO is well positioned for growth driven by the continued local enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, as well as additional future regulations to cover more classes of vehicles. For instance, WABCO anticipated the light and medium duty ABS regulation enforcement and upgrade trend in China and successfully won new business with Foton. WABCO strengthened its traditional partnership with leading OEMs (CNHTC, Yutong) but furthered with additional growth potential OEMs like Dongfeng Liuzhou Motor Company (DFLQ) and FAST to lay solid foundation for future growth. In 2016 WABCO signed a long term agreement with FAST strengthening WABCO’s leading position of OptiDrive™ in China.

Since 2014, WABCO remains the first and only supplier of ECAS systems for truck and bus manufacturers in China. Several major Chinese heavy duty truck manufacturers - including China National Heavy Truck Corporation (CNHTC), DFLQ and Shaanqi - continue to increase adoption of OptiRide electronically controlled air suspension (ECAS) in series production. Also, WABCO signed in 2016 a new multi-year agreement to supply industry-leading vacuum pumps for Geely, one of China’s largest car makers, thus further enlarging WABCO’s car business growth prospects in the region.

Customers value WABCO’s local capabilities for product application development and engineering as our strategy is to “design for China,” which also involves our four world-class factories located there. This strategy delivers optimal localized solutions to improve vehicle safety and efficiency, enhance driver effectiveness and sustain environmental friendliness.

India

India remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. We participate in this market through our subsidiary WABCO INDIA, which has a 53-year track record of local market leadership in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. In particular, all local commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate anti-lock braking systems (ABS) to comply with the new national ABS regulation that came into effect at the end of 2015 for trucks weighing more than 12 tons and buses above 5 tons. WABCO strengthened its market leadership position in 2016 by expanding its product portfolio through Hydraulic ABS, Wiring Harness, Pole Wheel, Telematics for the aftermarket and extension of products to car OEMs and independent luxury bus manufacturers.

WABCO INDIA connects with global OEMs based both in India and in other regions of the world through five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow, as well as a facility in Chennai for software engineering. In India, over 500 engineers also support the local design of new products, applications and systems to meet the technical and economic needs of customers in emerging markets around the world. At the same time, they continue to contribute to global development of WABCO’s advanced technologies. Furthermore, WABCO INDIA continued in 2016 to be recognized by multiple major customers for its excellence in innovation, quality, cost and overall performance, among other attributes that further differentiate WABCO as a leading supplier based on customer satisfaction. Also, WABCO INDIA remains a market leader in its domestic aftermarket through an extensive national distribution network of more than 7,000 WABCO outlets nationally, to provide fleet customers with broad access to full product and services support. To enhance connectivity,

WABCO INDIA launched in 2016 its indigenous Fleet Management Solutions and has been able to connect more than 3,000 units in the aftermarket channel.

Eastern Europe

Eastern Europe is another long-term growth market for WABCO. Truck and bus production there is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. Headquartered in Moscow, WABCO Russia has a factory in Miass and a distribution center in the Moscow region, supplying makers of trucks, trailers and buses, as well as aftermarket customers. In 2016, WABCO delivered 100% of braking systems (ADB, APU, ABS and all conventional valves) for the newest platforms of trucks and buses for Russia’s largest medium-duty commercial vehicle manufacture. WABCO was also able to secure ABS, EBS, ESC and ECAS business for new heavy-duty platforms to be introduced by one of Russia’s largest heavy-duty commercial vehicle manufacturers.

WABCO is further differentiated in Russia, among other reasons, because our local engineers support customers throughout product development and completion of successful homologation. WABCO has been connecting with markets within the CIS for more than 40 years. WABCO Russia alone also has five regional sales offices, 25 dealers, over 170 authorized WABCO shops and more than 190 Service Partners across the country.

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

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve different types of customers. Currently, approximately 72% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped to reduce costs on more labor-intensive products, while our facilities in Western Europe are generally producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing.

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

As announced in 2015 within the framework of preserving WABCO competitiveness in conventional mechanical products, 2016 saw the end of manufacturing activities and shutdown of operations in Meppel (Netherlands). Following the completion of the formal regulatory approval process in France, production at our Claye-Souilly (France) plant will cease in the second half of 2017, with production also being transferred to other facilities within WABCO’s globally integrated supply chain.

WABCO also invested $17 million to build a new state-of-the-art factory in Charleston, South Carolina where we will continue local manufacturing of air compressors and braking system components in response to increased demand for our advanced Air Disc Brakes by major original equipment manufacturers and fleets in North America.

Our global sourcing organization purchases a wide variety of components, including electrical, electro-mechanical and cast aluminum products, as well as parts containing materials such as steel, copper, rubber and plastic. These items represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern

Europe, and Asia. To support WABCO's continuing shift of manufacturing to best cost countries, we also continue to migrate more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is organized around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners within our extended enterprise. Many of our Western European suppliers are accompanying us toward best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 46%.

We have developed a strong position in the engineering, design, development and testing of products, components and systems. We are generally regarded within our global industry as a systems expert. This recognition reflects our in-depth technical knowledge and capabilities to support the development of advanced technology applications that are appropriately and optimally integrated with all of the vehicle's other systems and controls. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 2,382 employees - of which approximately 54% is located in best cost countries - dedicated to engineering and developing new products, components and systems as well as supporting and enhancing technology applications and manufacturing processes. These include 228 software engineers in India who support the local design of new products and systems for emerging markets and contributes to the global development of advanced technologies for commercial vehicles. They are dedicated to continuously improving the cost effectiveness and efficiency of WABCO's business processes and operations worldwide through services that are optimally leveraged and shared within our own organization and connected with suppliers, customers and others.

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

Joint Ventures

We use joint ventures globally to expand and enhance our access to customers. Our important joint ventures are:

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki (WABCO Japan, Inc.) that distributes WABCO's products in the local market.

•	A majority-owned (70%) manufacturing partnership in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co.) formed to produce air compressors designed by WABCO.

•
A majority-owned joint venture (70%) with Guangdong FUWA Heavy Industry Co., Ltd., (FUWA) formed to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world.

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

Employees

We have 12,860 employees. Approximately 46% of our employees are salaried and 54% are hourly. Approximately 49% of our workforce is in Europe, 44% is in Asia, and the remaining 7% is in the Americas. As discussed above in "Manufacturing and Operations", in 2015, we announced restructuring proposals to cease manufacturing at two of our production facilities, which would result in a total reduction in workforce of approximately 320 employees.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements or laws at the region or country level. Currently approximately 50% of our workforce is covered by collective bargaining agreements. The employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

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

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is materially dependent upon any single patent or group of related patents. At the same time, we recognize that technical leadership is an ongoing pillar of success and our intellectual property portfolio will continue to grow in importance for the company as a whole as a result. We continue to focus on successful patent prosecution and defense, trademark protection and the exploitation and protection of other intellectual property rights.

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

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs in place to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Twenty of our manufacturing sites have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. In addition, both our test tracks as well as our largest distribution center (DC) have also been certified as ISO 14001 compliant. These sites are those located in:

Campinas, Brazil	Gronau, Germany	Pantnagar, India
Jinan, China (2 plants)	Mannheim, Germany	Stanowice, Poland
Qingdao, China	Jeverson, Germany (test track)	Wroclaw, Poland (2 plants)
Taishan, China	Ambattur, India	Charleston, United States
Claye-Souilly, France	Jamshedpur, India	Rochester Hills, United States
Meppel, Netherlands	Mahindra World City, India	North Mankato, United States
Hanover, Germany	Lucknow, India	Pyungtaek, Korea
Langehagen, Germany (DC)	Chennai, India (test track)

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2016 to evaluate and remediate these sites were not material, and are also not expected to be material in 2017. Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

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
Risks Relating to Our Business

Our sales could decline due to macro-economic factors, downturns in the industry, regulatory changes, and other factors outside of our control.

Changes in economic conditions, significant downturns in our industry, regulatory changes impacting our supply chain and the purchasing patterns of commercial vehicles, including the ability to trade across borders and import and export our products, and changes in the local economies of the countries or regions in which we sell our products, such as changes in consumer confidence, increases in interest rates, inflation and increases in unemployment, could affect demand for our products, which could negatively affect our business and results of operations.

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

We conduct business through subsidiaries in many different countries, including most of the major countries of Western and Eastern Europe, Brazil, Russia, China, South Korea, India, Thailand and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2016, approximately 86% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.

Our annual cash tax rate will likely increase, perhaps significantly in future years, as a result of the European Commission’s decision on the Belgian excess profit ruling program which would negatively impact our results of operations.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. A substantial majority of our profits are earned in jurisdictions with a lower rate than the U.S. statutory rate. The country that has a material impact on lowering our global effective tax rate is Belgium, the location of our global headquarters.

The Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling (EPR) program. WABCO qualified for the EPR program in 2012. On January 11, 2016, the European Commission ruled that the EPR program permitted under Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the "Decision"). As a result, the European Commission required Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Company recorded an income tax provision of $69.3 million during 2016 with respect to the clawback of all the tax benefits obtained under the EPR program for tax years 2012 to 2014. This income tax provision did not have any cash impact because the Company had net operating losses (NOLs) available to deduct against the incremental taxable profit. The fact that the Belgium NOLs were utilized to offset the EPR clawback means they are no longer available to reduce our future cash tax rate and the amount of tax WABCO pays in Belgium is likely to increase significantly in future years which could have a material adverse effect on our results of operations.

See Management’s Discussion & Analysis of Financial Condition and Results of Operations for a discussion of the Company’s appeal against the Decision and the impact on the Company's financial results in 2016.

Our annual effective tax rate may increase, perhaps significantly in future years, if the European Commission decides that the Belgian Patent Income Deduction (PID) program is incompatible with European State Aid rules.

In July 2016, WABCO received a ruling from the Belgium Government confirming that it may claim a PID tax relief for both 2015 and 2016. The benefit for 2016 remains within our 2016 provision and the benefit for 2015 was recognized for the first time in Q3 2016 upon filing the Belgium tax return. Under current Belgium law, WABCO should be able to qualify for the PID until July 2021. There can be no guarantee that the European Commission will not later decide that the PID program in Belgium, like the EPR program, constitutes illegal state aid. If we lose the benefit of the PID program, it would increase our effective tax rate which could have a material adverse effect on our results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s ability to claim PID relief.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2016, we had approximately $70.0 million in net deferred tax assets. These deferred tax assets include post-retirement and other employee benefits and net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

The Company could be subject to an increase in its tax rates following the adoption of new U.S. or international tax legislation.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions, including Belgium, where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, the tax rate in various jurisdictions may be subject to significant changes. The Company’s overall effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates or changes in tax laws or their interpretation.

The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting (BEPS). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an anti-tax avoidance directive and having a common (consolidated) corporate tax base. It is unclear at present if all or any of these initiatives will be implemented by the EU countries. Comprehensive U.S. tax reform has been stated to be a priority by President Trump and the U.S. Congress. Changes in U.S. tax laws or their interpretation, if adopted, could significantly increase our consolidated effective tax rate and adversely affect our financial results particularly if the proposed border tax denying corporate tax relief on imports is introduced.

The occurrence of tax liabilities arising from tax audits in the jurisdictions in which we operate could materially and adversely affect our overall effective tax rate and our results of operations.

The Company is subject to tax audits in all major countries that it does business. While the Company believes it complies with all local country tax laws, there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where the Company is subject to taxation could be materially different from its historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on the Company’s consolidated financial statements in the period or periods in which the determination is made.

We may have exposure to additional tax liabilities as a result of the Company no longer meeting the requirements for certain tax rulings it has been granted.

WABCO has received a number of tax rulings and incentives in countries in which it is carrying out significant operations. If these incentives are revoked or if the Company no longer complies with the tax incentive requirements, it may have a significant impact on the Company’s global effective tax rate which could have a material adverse effect on our results of operations.

We are subject to general risks associated with our foreign operations.

In addition to the currency exchange risks inherent in operating in many different foreign countries, there are other risks inherent in our international operations.

The risks related to our foreign operations that we more often face in the normal course of business include:

•	increases in non-U.S. tax rates and the amount of non-U.S. earnings relative to total combined earnings could change and impact our combined tax rate;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, price or exchange controls, or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries;

•	governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas and customs duties and tariffs);

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

As of December 31, 2016, our total debt balance was $959.1 million compared to $503.7 million as of our prior fiscal year end. Of this amount, $460.1 million related to our issuance of senior unsecured notes during the fourth quarter of 2016. Our indebtedness could affect our business and financial condition in various ways, including:

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

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently approximately 50% of our workforce is covered by collective bargaining agreements. These employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2016, sales to our top ten customers accounted for approximately 44% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

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

We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected, whether or not due to defective supplier parts, or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We may incur significant costs to defend these claims and may not be able to recover related costs from suppliers. We may also experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our warranty expense has fluctuated between approximately 0.8% and 1.1% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

We operate in an industry in which technological advancements are necessary to remain competitive. Accordingly, we devote substantial resources and collaborate with technology development partners to improve already technologically complex products and to remain a leader in technological innovation. However, if we fail to continue to make technological improvements or our competitors develop technologically superior products, it could have an adverse effect on our operating results or financial condition.

A disruption in our information technology systems including one related to cyber security could pose a risk to the security of our systems, products and services and could adversely affect our business and financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite our efforts to protect data or information, our products, services, and systems, and those of our third-party service providers, may be vulnerable to failures, security breaches, theft, misplaced or lost data, programming and/or human errors. A system failure, security breach or error could result in:

•	the unauthorized access, use, disclosure, modification or destruction of information;

•	the compromising of sensitive, confidential or personal data or information, including our intellectual property or trade secrets;

•	the improper use of our systems, software solutions or networks; and

•	production downtimes and operational disruptions.
We may incur significant costs related to the threat of any unauthorized access to or malfunction of our systems, products or services, including but not limited to, costs of protecting our products and systems. To the extent that data is inappropriately used or disclosed, lost, modified or destroyed, our business may be interrupted and we may incur significant costs, fines or penalties related to defective products, regulatory investigations, and litigation. Our reputation and brand names could be materially damaged by the threat or perpetration of cyber crime and the sales of our products and services may decrease. Each of these outcomes could adversely affect our competitive position, relationships with our customers, financial condition and results of operations.

We may not be successful in executing and integrating acquisitions into our operations, which could harm our results of operations and financial condition.

We routinely evaluate potential acquisitions and may pursue acquisition opportunities, some of which could be material to our business. We cannot provide assurance whether we will be successful in pursuing any acquisition opportunities or what the consequences of any acquisition would be. We may encounter various risks in any acquisitions, including:

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

We cannot assure you that we will repurchase shares or pay any dividends.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 17, 2017, our manufacturing activities are located at 27 sites in 13 countries.

Site Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China (2 plants)	Braking systems and compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Claye-Souilly, France	Vehicle control systems
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland (2 plants)	Vehicle control systems
Miass, Russia	Actuators and foundation brakes
Rayong, Thailand	Actuators and foundation brakes
Charleston, United States	Air compressors and braking system components
Rochester Hills, United States	Remanufactured products
North Mankato, United States	Braking systems
Nogales, United States	Braking systems
Pershore, United Kingdom	Braking systems
Empalme, Mexico	Braking systems
Toronto, Canada	Aerodynamic products

We own all of the plants described above, except for Jinan, China; Taishan, China; Stanowice, Poland; Miass, Russia; Rayong, Thailand; Rochester Hills, U.S.; Charleston, U.S.; Nogales, U.S.; and Empalme, Mexico which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2016, the manufacturing plants, taken as a whole, met our capacity needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 17, 2017 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	57	Chairman of the Board of Directors and Chief Executive Officer
Prashanth Mahendra-Rajah	47	Chief Financial Officer
Mazen Mazraani	48	Chief Human Resources Officer
Nicolas Bardot	45	Chief Supply Chain Officer
Lisa Brown	38	Chief Legal Officer and Secretary
Jorge Solis	44	President, Truck, Bus & Car OEMs
Nick Rens	52	President, Trailer Systems, Aftermarket & Off-Highway
Sean Deason	45	Vice President, Controller and Assistant Secretary

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

Mazen Mazraani has served as our Chief Human Resources Officer since September 2016, having served as our Interim Chief Human Resources Officer since October 2015. Prior to this, Mr. Mazraani served as our Compensation and Benefits Leader, a position he had held since November 2008, and as our Compensation & Benefits Manager from June 2007 when he joined WABCO. Before joining WABCO, Mr. Mazraani served as Head of Compensation & Benefits for Dexia, a Belgian-French Bank specialized in public financing. Before taking up his in-house roles, Mr Mazraani worked for 7 years as a tax consultant at Coopers & Lybrand and Ernst & Young. Graduated in Journalism and Communication from Brussels University, he holds a Bachelors degree in Business Administration and a Master in Tax Management from Solvay Business School in Brussels.

Nicolas Bardot was appointed as our Chief Supply Chain Officer in September 2016. Prior to this, Mr. Bardot served as our Vice President, Sourcing and Purchasing, since September 2013. Prior to holding this position, Mr. Bardot was our Strategic Purchasing Leader since joining WABCO in November 2011. Prior to joining WABCO, Mr. Bardot worked in France, the Czech Republic and China, and was a business purchasing leader for Valeo Group, a global automotive supplier. Overall, he has gained more than 17 years of experience in positions of increasing responsibility within sourcing and business management. Mr. Bardot holds a Master’s degree in Purchasing and Supply Chain Management from ESSEC Business School and completed executive training in business administration and management at INSEAD, both located in Paris, France.

Lisa Brown has served as our Chief Legal Officer and Secretary since June 2016 after holding the role of Vice President, Legal and Secretary since April 2015. Prior to this, Ms. Brown served as our Senior Legal Counsel since February 2012. Prior to joining WABCO, Ms. Brown served as Legal Director and Company Secretary since March 2011 for the largest pet care retailer in the United Kingdom. From 2006 to 2011, she held various legal leadership roles for SSL International Plc, one the world’s leading providers of consumer healthcare products. Ms. Brown held the position of Group Head of Legal and Intellectual Property and was responsible for creating and driving legal strategy and risk management across the global operations, including research and development, manufacturing, and sales. Before taking up her in-house roles, Ms. Brown worked in private practice as an

Intellectual Property Attorney specializing in brand and copyright protection. Ms. Brown is a registered trademark attorney. She holds a Bachelor of Laws degree, as well as a Diploma in Legal Practice from Nottingham Law School in Nottingham, United Kingdom.

Jorge Solis has served as our President, Truck, Bus & Car OEMs since September 2016, adding to his existing role as Vice President, Vehicle Dynamics and Controls, which he has held since September 2015. Previously, Mr. Solis served as Vice President, Driveline and Suspension Controls, from September 2013, and as Vice President, Sourcing and Purchasing, from October 2011. Prior to this, Mr. Solis served as our Strategic Purchasing Leader, a role he had held since joining WABCO in August 2010. Prior to joining WABCO, Mr. Solis worked in Mexico, the United States and France, and was a business purchasing leader for Valeo Group. Overall, he has gained more than 20 years of experience in positions of increasing responsibility within sourcing, quality, manufacturing, and business management. Mr. Solis holds a Master’s degree in engineering from Technical University in Monterrey (ITESM), Mexico. In addition, he completed educational programs in international marketing at ITESM, as well as executive training in business administration and management at INSEAD.

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

We estimate that there are approximately 379 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 6, 2017, there were 51,213 beneficial owners of our common stock.

We have not declared or paid any cash dividends in 2016 or 2015. Our last cash dividend was paid ($0.07 per share) in the first quarter of 2009. We continuously consider ways to return capital to our stockholders, either through our open market repurchase program and/or through the payment of cash dividends.

Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2016 and 2015.

	2016		2015
	High	Low	High	Low
First quarter	$108.78	$81.66	$122.53	$92.86
Second quarter	115.15	85.16	133.31	118.73
Third quarter	113.85	84.48	126.39	100.34
Fourth quarter	114.16	96.10	115.80	95.60

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved an open market stock repurchase program consisting of the following share repurchase program authorizations as also discussed in Note 6 of Notes to Consolidated Financial Statements:

(Amounts in millions)
Date of authorization	Authorized amount	Date of commencement	Date of expiration
May 26, 2011	$400.0	June 1, 2011	May 31, 2013
October 26, 2012	400.0	October 26, 2012	December 31, 2014
October 29, 2013	200.0	October 29, 2013	December 31, 2014
December 5, 2014	500.0	December 5, 2014	December 31, 2016
December 2, 2016	600.0	January 1, 2017	December 31, 2018

A summary of the repurchase activity for 2016 is as follows:

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2015	15,783,712	$77.36	15,783,712	$250,810,529

January 1 - January 31	280,000		280,000
February 1 - February 29	225,000		225,000
March 1 - March 31	177,000		177,000
Total first quarter	682,000	$91.64	682,000	$188,308,930

April 1 - April 30	10,800		10,800
May 1 - May 31	269,900		269,900
June 1 - June 30	345,500		345,500
Total second quarter	626,200	$102.63	626,200	$124,040,499

July 1 - July 31	111,000		111,000
August 1 - August 31	299,000		299,000
September 1 - September 30	185,000		185,000
Total third quarter	595,000	$102.07	595,000	$63,308,241

October 1 - October 31	51,000		51,000
November 1 - November 30	359,000		359,000
December 1 - December 31	199,000		199,000
Total fourth quarter	609,000	$102.60	609,000	$—

Total through December 31, 2016	18,295,912	$80.40	18,295,912	$—

(a) Relates to the approved share repurchase programs as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2011 through December 31, 2016, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The graph and table use data supplied by S&P Capital IQ.

The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
WABCO Holdings Inc.	100	150.21	215.23	241.43	235.62	244.59
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Auto Parts & Equipment Index	100	104.45	172.09	178.41	168.33	164.62

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Sales	$2,810.0	$2,627.5	$2,851.0	$2,720.5	$2,477.4
Cost of sales	1,925.0	1,797.2	1,968.3	1,906.2	1,732.0
Streamlining expenses	10.9	44.8	11.0	5.2	5.2
Gross profit	874.1	785.5	871.7	809.1	740.2
Costs and expenses:
Selling and administrative expenses	372.2	344.7	370.8	345.1	300.5
Product engineering expenses	135.2	139.5	145.0	119.4	104.3
Streamlining expenses	5.5	23.7	16.0	7.7	7.7
Other operating expense, net	5.3	6.7	8.9	5.0	3.2
Operating income	355.9	270.9	331.0	331.9	324.5
European Commission fine reimbursement	—	—	—	279.5	—
Equity income of unconsolidated joint ventures	24.8	32.1	23.8	17.7	18.1
Other non-operating income/(expense), net	1.1	1.6	1.8	6.9	(5.0)
Interest (expense)/income, net	(12.7)	(7.1)	0.2	4.9	(1.5)
Income before income taxes	369.1	297.5	356.8	640.9	336.1
Income tax expense/(benefit)	121.8	11.5	55.6	(21.0)	23.6
Net income including noncontrolling interests	247.3	286.0	301.2	661.9	312.5
Less: net income attributable to noncontrolling interests	24.3	10.8	9.7	8.7	10.5
Net income	$223.0	$275.2	$291.5	$653.2	$302.0
Per share:
Basic	$4.00	$4.76	$4.87	$10.46	$4.73
Diluted	$3.98	$4.72	$4.81	$10.31	$4.62
Average number of outstanding common shares:
Basic	55,695,738	57,768,018	59,907,763	62,474,493	63,906,992
Diluted	55,981,816	58,274,987	60,546,454	63,382,564	65,323,389
Balance Sheet Data (at end of period):
Total assets	$3,056.0	$2,589.9	$2,432.7	$2,392.8	$1,747.0
Total debt	$959.1	$503.7	$315.2	$87.1	$76.2
Total shareholders' equity	$701.4	$786.7	$841.6	$1,152.8	$676.4
Cash dividends per common share	$—	$—	$—	$—	$—

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2016, 2015 and 2014 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”, “Information Concerning Forward-Looking Statements”, “Selected Financial Information”, “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

In 2016, WABCO continued to strongly outperform the global market. During this year, global production of trucks and buses greater than six tons increased by an estimated 6% globally, primarily driven by a 27% increase in China where, unfortunately, the available content-per-vehicle for our products is still the lowest across all regions. WABCO's sales during the full year 2016 increased by 6.9% (8.7% excluding foreign currency translation effects) compared with 2015, of which 1.9% was contributed by our acquisitions both on a reported basis and excluding foreign currency translation effects. Our global aftermarket sales increased by 4.9% (6.3% excluding foreign currency translation effects) over this same period.

WABCO is the first supplier of advanced emergency braking systems (AEBS) homologated in Europe in accordance with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses complies with European Union regulations that went into effect in 2016. It detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

The European Union also enforced during 2016 a mandated lane departure warning systems (LDWS) on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™, our camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals to take corrective measures. It also features an advanced option to warn against driver drowsiness.

Also, all commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate anti-lock braking systems (ABS) to comply with the new national ABS regulation that was implemented in Q4 2015 for trucks weighing more than 12 tons and buses above 5 tons. This regulation, combined with our strong market leader position, contributed to outperformance in the first three quarters of 2016.

In 2016 - among other major accomplishments - we completed acquisitions, formed new alliances and announced breakthrough technologies. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

Also in 2016, we announced our OnCity™ Urban Turning Assist system concept, the Company's breakthrough technology to help protect pedestrians and cyclists in city traffic. OnCity, a unique and convenient single-sensor solution invented by WABCO, is the commercial vehicle industry's first collision avoidance system that uses LiDAR technology for the purpose of object detection. Innovatively engineered for trucks, buses and tractor-trailers, it also delivers the industry's widest field-of-view - up to 180 degrees - using a single sensor for safety monitoring to help protect vulnerable road users located on the vehicle's blindside.

WABCO continued to deliver strong profitability throughout 2016. WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering $83.0 million of materials and conversion productivity. Gross materials productivity in 2016 represented 5.5% of total materials cost with the impact of commodity deflation increasing net materials productivity to 5.9%. This commodity deflation covers the cost reduction of U.S. Dollar denominated commodities, more than offset by the increase of the U.S. Dollar versus most of the currencies that we purchase in. Conversion productivity in our factories in 2016 represented 7.0%, a new annual record for WABCO.

The corporate tax environment globally has been subject to review and discussion over recent years, including at both the U.S. and European level and by international bodies such as the Organization for Economic Co-operation and Development (OECD). Against this background, the European Commission has launched several investigations into tax laws and arrangements within several European countries. The European Commission has used its powers under State Aid control to address fiscal laws in some European countries, Belgium being one of them.

The Belgian Tax Code contains provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling (EPR) program. The EPR program has been part of Belgian law since 2004. We understand approximately 35 companies of varying size, activities and geographical operations participate in the EPR program.

On January 11, 2016, the European Commission ruled that the EPR program permitted under Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the "Decision"). As a result, the European Commission requires Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Company recorded an income tax provision of $69.3 million during 2016 with respect to the clawback of the tax benefits obtained under the EPR program for tax years 2012 to 2014. This income tax provision did not have any cash impact because the Company had net operating losses available to deduct against the incremental taxable profit.

The Belgium Government has announced that it has submitted an appeal of the Decision to the General Court of the European Union (General Court). During Q3 2016 the Company submitted a separate appeal, since it is directly affected by the Decision. The European Commission responded rejecting the arguments in the Company’s Appeal in December 2016. The Company provided its Reply in January 2017. If the appeal is successful, the EPR tax reserve of $69.3 million may be entirely or partly reversed. The income tax provision of $69.3 million provision consists of $86.4 million established during Q1 2016 which was reduced by $17.1 million during Q3 2016 as a result of filing the 2015 Belgian tax return without claiming the EPR benefit.

The Company is actively considering ways to mitigate the impact of the Decision including whether it would be eligible to claim a Patent Income Deduction (PID) tax relief.

After several months of discussions with the Belgian government, on July 12, 2016, WABCO received a ruling from the Belgium Government confirming that it may claim a PID tax relief for both 2015 and 2016. The benefit for 2016 remains within our 2016 provision and the benefit for 2015 was recognized for the first time in Q3 2016 upon filing the Belgium tax return. We are currently exploring whether a PID would be available in 2013 and 2014. We will only recognize the PID benefits related to prior years when it is probable that they can be claimed and amended tax returns have been submitted to the Belgium tax authorities.

The PID program has been available in Belgium for many years to provide an incentive to carry out research and development activities in Belgium. It is available to all corporate tax payers and has been recently amended in order to give effect to the OECD's Base Erosion and Profit Shifting (BEPS) initiatives and to other parallel discussions. It has been announced that the existing PID program will expire at the end of June 2021. WABCO should be able to qualify for the PID until this date. A replacement patent income program has been introduced in Belgium with effect from July 2016 that WABCO could potentially qualify for after July 2021. Our current assessment is that the requirements of the new patent income program could materially reduce the amount of tax relief we are able to claim in Belgium from July 2021.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which include aftermarket parts and account for approximately 52% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the rate of European T&B production by an average of 4% per year.

Year to Year Change	2012	2013	2014	2015	2016
Sales to European T&B OEMs (at constant FX rates)	(10)%	13%	(7)%	8%	8%
European T&B Production	(9)%	5%	(9)%	6%	1%

In general, our sales track directionally with T&B builds. However, individual year to year sales changes are also influenced by other factors such as timing of orders and deliveries to T&B OEM customers, application content, new product introduction, price and introduction of new customer platforms. The level of truck build activity is influenced by general economic conditions, including interest rate levels and inflation.

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

Year to Year Change	2012	2013	2014	2015	2016	Average Change
Aftermarket Sales (at constant FX rates)	8%	5%	5%	13%	6%	7%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2016	2015	2014
Major End-Markets

OE Manufacturers:
Truck & Bus products	59%	57%	60%
Trailer products	10%	11%	10%
Car products	6%	6%	4%
Aftermarket	25%	26%	26%
	100%	100%	100%
Geography:
Europe	54%	56%	59%
North America	14%	17%	13%
South America	3%	3%	6%
Asia	24%	22%	19%
Other	5%	2%	3%
	100%	100%	100%

Our largest customer is Daimler, which accounts for approximately 10% of our sales. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Meritor WABCO (a joint venture), Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2016, 2015 and 2014, our top 10 customers accounted for approximately 44%, 48% and 54% of our sales, respectively.

Results of Operations

Approximately 86% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales and expenses for 2016 compared with 2015 and 2015 compared with 2014 are presented both with and without the effects of foreign currency translation. Changes in sales and expenses excluding foreign exchange effects are calculated using current year sales and expenses translated at prior year exchange rates. Presenting changes in sales and expenses excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2016 Compared with 2015

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$2,810.0	$2,627.5	6.9%	$2,855.7	8.7%
Cost of sales	1,935.9	1,842.0	5.1%	1,967.8	6.8%
Gross profit	874.1	785.5	11.3%	887.9	13.0%

Operating expenses	518.2	514.6	0.7%	524.9	2.0%
Equity in net income of unconsolidated joint ventures	24.8	32.1	(22.7)%	24.8	(22.7)%
Interest expense, net	(12.7)	(7.1)	78.9%	(12.5)	76.1%
Income tax expense	121.8	11.5	*	118.2	*
Net income attributable to noncontrolling interests	24.3	10.8	125.0%	24.6	127.8%

* Percentage change not considered meaningful
** Amounts translated using 2015 average exchange rates for comparability

Sales

Our sales for 2016 were $2,810.0 million, an increase of 6.9% (8.7% excluding foreign currency translation effects) from $2,627.5 million in 2015. The increase, excluding foreign currency translation effects, was mainly driven by increased WABCO content per vehicle. Contribution from market growth was limited since there was a strong growth in markets with limited content per vehicle and a severe drop in the U.S. which is a market with high content per vehicle.

Total sales in Europe, our largest market, increased 6.3% (6.3% excluding foreign currency translation effects) for the full year 2016, where the vehicle production of European OEMs above six tons was up 1% in year on year comparison. The sales growth was primarily driven by increased content per vehicle from further ramp-up of air disc brakes (ADB) at a key customer as well as from the advanced emergency braking systems (AEBS) mandate and an increase of our market share of automated manual transmission (AMT).

Sales in North America decreased 6.2% (3.7% excluding foreign currency translation effects), primarily driven by the estimated 18% decrease in production of new trucks and buses greater than six tons, partially offset by our acquired companies MICO and LCL. Total sales in South America decreased 1.3% (increased 5.3% excluding foreign currency translation effects). While the estimated production of new trucks and buses decreased 15%, the impact from the declining markets was more than offset by strong aftermarket sales and increased value per vehicle.

Total sales in Asia increased 18.9% (21.6% excluding foreign currency translation effects) and outperformed the market, driven primarily by increases in WABCO content per vehicle in all key markets alongside the ABS mandate for light and medium duty trucks in China and the ABS mandate in India. The strongest contributor to vehicle production growth was China with an estimated 27% increase in truck and bus production, followed by India. This was partially offset by downward trends in Japan and South Korea in production of new trucks and buses greater than six tons. Sales in China increased 23.9% (31.5% excluding foreign currency translation effects), India increased 23.6% (29.6% excluding foreign currency translation effects), Japan decreased 14.7% (3.0% excluding foreign currency translation effects), and South Korea decreased 9.0% (6.6% excluding foreign currency translation effects).

WABCO's global aftermarket sales, included in the geographic numbers provided above, increased 4.9% (6.3% excluding foreign currency translation effects). This increase, excluding foreign currency translation effects, demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.5% of material savings before the impact of commodity deflation, which had a positive impact of 0.4%, bringing net materials productivity to 5.9% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2015	$1,842.0	$785.5

Increase/(decrease) due to:
Sales price reductions	—	(46.6)
Volume, mix and absorption	230.3	44.5
Material productivity	(55.0)	55.0
Conversion productivity	(28.0)	28.0
Labor inflation	14.1	(14.1)
Foreign exchange effects	(41.6)	(4.1)
Other	(25.9)	25.9
Net increase	93.9	88.6

Cost of sales / gross profit for the year ended December 31, 2016	$1,935.9	$874.1

Sales price reductions as % of sales		1.6%

Foreign exchange impacts include both translational and transactional effects. Cost variances included in "Other" above consisted mainly of lower streamlining charges of $33.2 million primarily due to costs recorded in 2015 related to the planned closure of the Meppel and Claye-Souilly manufacturing facilities.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2015	$514.6

Increase/(decrease) due to:
Labor inflation	13.6
Incentive compensation	(0.3)
Incremental costs from acquisition	14.0
Streamlining expenses	(20.0)
Employee-related costs	0.7
Foreign exchange translation	(6.7)
Other	2.3
Net increase	3.6

Operating expenses for the year ended December 31, 2016	$518.2

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $7.3 million to $24.8 million in 2016 as compared to $32.1 million in 2015. This decrease was primarily driven by lower income from our North American joint venture.

Interest Expense, net

The Company recorded net interest expense of $12.7 million in 2016 compared to $7.1 million in 2015. This was primarily due to a full year of interest expense incurred on our 2015 issuance of $500 million of Senior Notes, as well as interest expense on our 2016 issuance of €440 million Senior EUR Notes. See Note 14 of Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The income tax provision for 2016 was $121.8 million on $369.1 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $11.5 million on pre-tax income of $297.5 million before adjusting for noncontrolling interest in 2015. The 2016 increase in income tax expense is primarily the result of higher pre-tax income, the claw-back of Belgian EPR tax relief for 2012-2014, changes in uncertain tax positions and the effect of U.S. and foreign deferred taxes on unremitted foreign earnings, which was partially offset by a change in the valuation allowance and by a PID claimed in Belgium.

See “Executive Overview” above for a discussion of the European Commission’s recent decision to invalidate the Belgian EPR program that the Company has participated in since 2012, the impact of such decision on our effective tax rate and our deferred tax assets and the actions we are considering to potentially mitigate the impact of such decision on our effective tax rate and deferred tax assets.

A valuation allowance against deferred tax assets has been recorded for $12.6 million and $13.5 million in 2016 and 2015, respectively. Management has determined that it is more likely than not that it will not realize its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $13.5 million to $24.3 million in 2016 as compared to $10.8 million in 2015 primarily due to a $12.3 million out-of-period, non-cash adjustment recorded for a correction in our noncontrolling interest attributable to one of our consolidated affiliates. See Note 2 of Notes to the Consolidated Financial Statements for further discussion.

Backlog

Backlog represents sales orders that have not yet been filled as of the end of the reporting period. This amounted to $1.3 billion at the end of 2016, a slight decrease of 2.1% (1.9% excluding foreign currency translation effects) from the end of 2015, driven by a change in the mix of regional growth leading to a shorter average order lead time. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

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

Income Taxes

The income tax provision for 2015 was $11.5 million on $297.5 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $55.6 million on pre-tax income of $356.8 million before adjusting for noncontrolling interest in 2014. The 2015 decrease in income tax expense is primarily the result of lower pre-tax income, changes in uncertain tax positions, and the effect of U.S. and foreign deferred taxes on unremitted foreign earnings.

A valuation allowance against deferred tax assets has been recorded for $13.5 million and $9.0 million in 2015 and 2014, respectively, Management has determined that it is more likely than not that it will not realize its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a cumulative loss position during the most recent three-year period and lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets.

Backlog

Backlog represents sales orders that have not yet been filled as of the end of the reporting period. This amounted to $1.3 billion at the end of 2015, a decrease of 2.4% (increase of 7.3% excluding foreign currency translation effects) from the end of 2014. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

Liquidity and Capital Resources

We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes and revolving credit facilities.

We believe the combination of expected cash flows, the funding received from our senior unsecured notes and the revolving credit facilities being committed until 2019 and 2021 will provide us with adequate liquidity to support the Company's operations. The Company also has the ability to access a wide range of additional external financing instruments.

Specifically for 2017, we expect an increase of up to 10% in our capital spending primarily due to the planned completion of the construction of a new product engineering facility in Germany. In addition, approximately $11.7 million was paid into an escrow account in January 2017 with the Brazilian government due to legislative changes requiring a cash deposit in lieu of a bank guarantee for outstanding litigation.

Outside of our capital expenditures, cash flows related to our senior unsecured notes and acquisitions and, as previously discussed, relating to the European Commission's decision and the payment made to the Brazilian government, our overall cash flow is expected to be in line with the Company's 2016 cash flow profile, and there are no known trends or uncertainties that are reasonably expected to have a material effect on the separate sources and uses of cash.

As of December 31, 2016, $698.2 million of the $862.5 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries. The Company considers the earnings of substantially all of its foreign subsidiaries to be permanently reinvested outside the United States and as such no additional U.S. tax cost has been provided. The Company has provided for tax at the U.S. tax rate for its Brazilian affiliate's current year earnings in 2016. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings from its foreign subsidiaries except for Brazil. In addition, a tax provision was also provided on unremitted foreign earnings of $300 million in a Belgian affiliate for which the Company does not assert permanent reinvestment outside the United States. This assertion is resulting from the Company recognizing earnings in the fourth quarter of 2013 from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of a fine previously assessed by the European Commission as discussed in our 2013 Form 10-K. The Company estimates the amount of its unremitted foreign earnings permanently reinvested outside the U.S. to be approximately $1.1 billion as of December 31, 2016; however, it is not practicable to estimate the tax liability that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

Cash Flows for 2016 Compared with 2015

Operating activities - Net cash provided by operating activities was $405.4 million for 2016. This is in comparison with net cash provided by operating activities of $400.3 million for 2015. We recorded net income including noncontrolling interests of $247.3 million for 2016 compared with net income including noncontrolling interests of $286.0 million for 2015. Net income for 2016 included noncash elements such as depreciation and amortization of $98.0 million and pension and post-retirement benefit expense of $44.2 million. We paid $21.6 million in 2016 towards our pension and post-retirement benefit obligations compared with $22.8 million in 2015, the lower level of payments driven primarily by a stronger U.S. Dollar. Interest expense including the amortization of debt issuance costs amounted to $17.7 million in 2016 compared to $7.8 million in 2015, driven by a full year outstanding on our Senior Notes as well as the fourth quarter issuance of our Senior EUR Notes as discussed in Note 14 of Notes to the Consolidated Financial Statements. We also recorded $1.4 million of impairment charges on fixed assets in 2016, part of which related to our expected production site closures.

Our working capital increased by $43.7 million, due primarily to a higher level of accounts receivables from increased business, partially offset by a higher level of accounts payable. Other accrued liabilities and taxes increased $63.9 million for 2016 compared to $23.1 million for 2015. The major drivers of this increase were accruals for tax-related items, customer bonuses as well as an increase in the current portion of our warranty reserve. Other current and long-term assets for 2016 decreased $40.7 million compared to $18.4 million for 2015, driven mainly by tax-related items. The change in other long-term liabilities for 2016 was a decrease of $45.8 million compared to an increase of $13.5 million for 2015, primarily for lower accruals related to the long-term portion of our streamlining liabilities as well as tax-related items.

Investing activities - The net cash used in investing activities amounted to $251.8 million in 2016 compared to $202.2 million in 2015. For 2016, the net cash usage includes capital expenditures of $39.9 million of investments in tooling, $64.1 million on plant and equipment including the construction of a new research and development center in Germany and $10.0 million in software to support the Company's long-term growth strategies. This is in comparison with $40.3 million of investments in tooling, $50.0 million on plant and equipment and $10.9 million in software in 2015. We also received $7.0 million in proceeds from the disposal of property, plant and equipment in 2016 primarily for the sale of assets from our site closure in Meppel as well as by our acquired company MICO. Proceeds from disposal of property, plant and equipment in 2015 were immaterial.

In 2016, we invested a total of $159.8 million in repurchase agreements, of which $31.1 million have matured during the year. The repurchase agreements are classified within other current assets on the consolidated balance sheets. We also received proceeds of $108.2 million from the sale of our short-term investments and the redemption of our repurchase agreements that were outstanding in 2015. This is in comparison to $120.1 million of investments made and $38.5 million of proceeds received in 2015 related to short-term investments and repurchase agreements.

We increased our minority stake in SmartDrive Systems, a video-based analytics company headquartered in the U.S. by $0.9 million in 2016 from our original investment of $20.0 million made in 2015. We also paid $92.3 million in 2016 related to our acquisitions of MICO, LCL and Trans-Safety LOCKS as discussed in Note 21 of Notes to the Consolidated Financial Statements.

Financing activities - The net cash proceeds from financing activities during 2016 amounted to $220.6 million compared to a net cash usage of $54.0 million during 2015. Our total third-party debt increased $464.2 million for 2016 compared to $189.3 million for 2015, driven primarily by the 2016 issuance of our Euro-denominated unsecured senior notes. Cash proceeds of $15.2 million were also received in 2016 for the settlement of a forward contract entered into in relation to these unsecured senior notes.

We repurchased shares for a total amount of $250.0 million and $249.2 million in 2016 and 2015, respectively. We also received $3.9 million of stock option proceeds and withheld $6.0 million of shares related to employee tax payments made for equity award vestings in 2016 compared to $17.3 million and $5.0 million in 2015, respectively.

Dividends paid to noncontrolling interests amounted to $6.7 million and $6.4 million in 2016 and 2015, respectively.

Cash Flows for 2015 Compared with 2014

Operating activities - Net cash provided by operating activities was $400.3 million for 2015. This is in comparison with net cash provided by operating activities of $314.4 million for 2014. We recorded net income including noncontrolling interests of $286.0 million for 2015 compared with net income including noncontrolling interests of $301.2 million for 2014. Net income for 2015 included noncash elements such as depreciation and amortization of $96.7 million and post-retirement benefit expense of $43.1 million. We paid $22.8 million in 2015 towards our post-retirement benefit obligations compared with $33.0 million in 2014, the lower level of payments driven primarily by a stronger U.S. Dollar combined with reduced funding requirements on our funded plans. The issuance of our senior unsecured notes in the second quarter of 2015 gave rise to interest expense and amortization of debt issuance costs of $7.8 million, with the interest payable in the first quarter of 2016. We also recorded $7.7 million of impairment charges on fixed assets relating to our expected production site closures.

Our working capital increased by $32.4 million, due primarily to a higher level of accounts receivables and inventory resulting from increased business, partially offset by a higher level of accounts payable. Other accrued liabilities and taxes increased $23.1 million for 2015 compared to $15.2 million for 2014. The major drivers of this increase were accruals for streamlining and tax-related items, partially offset by lower payroll-related accruals. Other current and long-term assets for 2015 increased $18.4 million compared to a decrease of $27.5 million for 2014, driven mainly by tax-related items. The change in other long-term liabilities for 2015 was an increase of $13.5 million compared to a decrease of $8.0 million for 2014, primarily for accruals related to long-term streamlining liabilities on our expected production site closures.

Investing activities - The net cash used in investing activities amounted to $202.2 million in 2015 compared to $211.1 million in 2014. The net cash usage for 2015 includes capital expenditures of $40.3 million of investments in tooling, $50.0 million on plant and equipment and $10.9 million in software to support the Company's long-term growth strategies. This compared with $45.0 million of investments in tooling, $78.8 million on plant and equipment including construction of a new plant in Poland and $12.1 million in software in 2014.

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

We acquired a $20.0 million minority stake in 2015 in SmartDrive Systems, a video-based analytics company headquartered in the U.S. We also paid $125.9 million in 2014 related to the acquisition of Tavares as discussed in our 2015 Form 10-K.

Financing activities - The net cash used by financing activities during 2015 amounted to $54.0 million compared to $121.4 million during 2014. Our total third-party debt increased $189.3 million for 2015 compared to $226.4 million for 2014. This increase was primarily driven by our issuance of $500 million of senior unsecured notes, net of $2.1 million of debt issuance costs, of which a portion of the proceeds were used to repay the outstanding balance on our revolving credit facilities.

We repurchased shares for a total amount of $249.2 million and $351.5 million in 2015 and 2014, respectively. We also received $17.3 million of stock option proceeds in 2015 compared to $15.0 million in 2014. Dividends paid to noncontrolling interests amounted to $6.4 million and $5.6 million in 2015 and 2014, respectively. We also paid $5.7 million during 2014 for the acquisition of the remaining ownership interest in Transics as discussed in our 2015 Form 10-K.

Senior Unsecured Notes

On November 15, 2016, the Company issued €440.0 million in aggregate principal amount of senior unsecured notes, comprised of €190.0 million of 0.84% senior unsecured notes due 2023, €80.0 million of 1.20% senior unsecured notes due 2026 and €170.0 million of 1.36% senior unsecured notes due 2028. The Company paid $1.4 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year commencing July 1, 2017.

On June 25, 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes, comprised of $150 million of 2.83% senior unsecured notes due 2022, $200 million of 3.08% senior unsecured notes due 2025 and $150 million of 3.18% senior unsecured notes due 2027. The Company paid $2.1 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year commencing January 1, 2016.

The proceeds from the above issuances of senior unsecured notes were partially utilized to repay the outstanding balance on our revolving credit facilities, with the remaining proceeds intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility) to, among other things, extend the original expiry date to September 30, 2021 subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. As of December 31, 2016, the Company had the ability to borrow an incremental $500.0 million under the revolving credit facilities and was in compliance with all the covenants. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

As of December 31, 2016, various subsidiaries also had borrowings from banks totaling $0.8 million, of which $0.6 million was classified as long-term debt. The remaining $0.2 million supports local working requirements.

Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2016, forward contracts for an aggregate notional amount of €146.9 million ($154.1 million at December 31, 2016 exchange rates) were outstanding with an average duration of one month. The majority of these exchange contracts were entered into on December 29, 2016.

During the first quarter of 2015, the Company also entered into and settled treasury rate lock agreements which were designated as cash flow hedges. As of December 31, 2016, a loss related to these cash flow hedges of $1.0 million, net of taxes, has been recognized in accumulated other comprehensive income.

During the third and fourth quarters of 2016, the Company also entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. Due to the high degree of effectiveness between the hedging instrument and the exposure being hedged, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts was recognized in cumulative translation adjustment within other comprehensive income for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet financial arrangements as of December 31, 2016.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2016.

The amounts below exclude liabilities for uncertain tax positions of $2.9 million as of December 31, 2016. The table below also excludes probable indemnification liabilities of $0.1 million as of December 31, 2016, that the Company is responsible for under a Tax Sharing Agreement between Trane and WABCO. Both these amounts are classified as long-term, and we are unable to estimate the timing of future payments relating to these obligations. See Note 16 and Note 17 of Notes to the Consolidated Financial Statements for further discussion.

We also had $51.2 million of streamlining liabilities as of December 31, 2016. While we expect the majority of payments to be made by 2018, we are unable to estimate the timing of all future payments. See Note 5 of Notes to the Consolidated Financial Statements for further discussion.

Aggregate Contractual Obligations
As of December 31, 2016
(in millions)

Payments due by period (1)
Contractual Obligation	Total	2017	2018 and 2019	2020 and 2021	Beyond 2021
Debt obligations (excluding interest)	$959.1	$0.2	$0.4	$0.2	$958.3
Lease obligations (2)	74.7	16.3	26.6	22.1	9.7
Purchase obligations (3)	200.0	200.0	—	—	—
Pension and post-retirement benefits (4)	260.9	25.8	49.2	51.3	134.6
Total	$1,494.7	$242.3	$76.2	$73.6	$1,102.6

(1)
The amounts and timing of such obligations, as shown in the table may vary substantially from amounts that will actually be paid in future years. For example, the actual amount to be paid under debt obligations will depend on the amount of debt drawn under our revolving credit facilities in each year.

(2)	Amounts include future rental commitments under all non-cancelable operating leases in effect at December 31, 2016.

(3)
In the normal course of business we expect to purchase approximately $1.8 billion in 2017 of materials and services, and estimate that on average no more than approximately $200 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $1.7 billion, $1.5 billion and $1.7 billion on materials and services in 2016, 2015 and 2014, respectively.

(4)
Amounts represent undiscounted projected benefit payments over the next ten years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2016 and include benefits attributable to estimated future service of current employees.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Specifically for 2017, we expect an increase of up to 10% in our capital spending as previously discussed.

Pending Adoptions of Recently Issued Accounting Standards

Refer to Note 3 of Notes to the Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and which may be applicable to our operations.

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

We believe that of our significant accounting policies, the ones that may involve a higher degree of uncertainty, judgment and complexity pertain to revenue recognition for multiple-element arrangements, inventory reserves, goodwill, stock-based compensation, post-retirement benefits, warranties, business combinations, valuation of equity and cost method investments, income taxes, and contingencies. See Note 2 of Notes to the Consolidated Financial Statements for additional discussion of our accounting policies.

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

The recoverability of goodwill is measured based on one reporting unit for the total Company. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable unit. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2016, and the Company's goodwill was not at risk for failing the first step of its impairment test.

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

Pension and Post-Retirement Benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated AA or better by Moody's Investor Services) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the United States are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The impact of Health Care Reform legislation in the United States is immaterial to the Company. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 13 of Notes to the Consolidated Financial Statements.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of net sales totaled 0.8% in 2016, 1.0% in 2015 and 0.9% in 2014. We do not expect this percentage to change materially in the near future. See Note 15 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

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

Valuation of Equity and Cost Method Investments - We monitor our equity and cost method investments for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the investment to the related carrying value. If the carrying value of the investment exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the carrying value and the estimated fair value of the investment. We estimate cash flows and fair value using internal budgets, cash flows and profitability forecasts as well as other market information including valuations of similar companies, where available. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations. There has been no impairment of equity or cost method investments during 2016. The Company's equity method investments were not at risk of impairment. The Company's fair value calculation of the cost method investment exceeded its carrying value of $20.9 million by approximately 6% as of December 31, 2016. The fair value calculation is dependent on sales and cost forecasts being met and includes numerous assumptions.

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made. We calculate a valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and maintain it until sufficient positive evidence exists to support a reversal. Also, our plans for the permanent reinvestment or eventual repatriation of the accumulated earnings of certain of our non-U.S. operations could change. Such changes could have a material effect on tax expense in future years.

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

The Company has operations and a taxable presence in 28 countries outside the United States and all of these countries have a tax rate that is lower than the rate in the U.S. The countries in which the Company has a material presence include Belgium, China, Germany, India, the Netherlands and Poland. Belgium has historically had the largest impact on the Company’s effective tax rate primarily because of the Company’s participation in the Belgian Excess Profit Ruling and Patent Income Deduction programs. The Company has also benefited from notional interest deductions in Belgium although this tax incentive has reduced significantly in recent years due to lower interest rates. In addition, the Company benefits from various tax rulings and incentives the most significant of which are China’s granting of High and New Technology Enterprise status that reduces China’s corporate tax rate on local manufacturing profits by 10% and a hybrid Dutch/U.S. intra group financing structure. The impact of how these foreign tax rulings and benefits impact our tax rates is set out in detail in Note 16 of the Notes to the Consolidated Financial Statements.

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

In conjunction with the Tax Sharing Agreement, as further discussed in Note 17 of Notes to the Consolidated Financial Statements, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include indemnification liabilities to Trane of $0.1 million.

Seasonality

Our operations are directly related to the commercial vehicle industry. We may experience seasonal variations in the demand for our products to the extent that OEM vehicle production fluctuates, such as during July, August and December when North American and European OEM plants may close for summer shutdowns and holiday periods. Shut-down periods in the rest of the world may vary by country.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial risk resulting from volatility in foreign currency exchange rates, interest rates and commodity prices. All of those risks are closely monitored.

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western and Eastern Europe, Brazil, China, South Korea, India, Thailand and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2016, the potential maximum loss in earnings is estimated to be $20 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 19 of Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

As of December 31, 2016, we had an aggregate outstanding debt balance of $959.1 million related primarily to our issuance of fixed-rate senior unsecured notes which are not exposed to any interest rate fluctuations. We had no outstanding floating rate debt under our revolving credit facilities.

We had $862.5 million of cash, cash equivalents and short-term investments on hand as of December 31, 2016. These balances are predominantly invested in interest bearing short-term instruments. Due to increased volatility in interest rates, a 1% change of the interest rates would have the effect of increasing or decreasing interest income by approximately $10 million.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers. As we do not purchase these commodities directly, changes in their prices could affect our financial results with a time lag of up to 6 months.

Applying a VAR methodology to our 2016 commodity exposure, the potential maximum loss in earnings is estimated to be $29 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WABCO Holdings Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Wim Van Gasse, Partner *
Brussels, Belgium
February 17, 2017

* Acting on behalf of a BVBA/SPRL

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2016	2015	2014
Sales	$2,810.0	$2,627.5	$2,851.0
Cost of sales	1,935.9	1,842.0	1,979.3
Gross Profit	874.1	785.5	871.7
Costs and expenses:
Selling and administrative expenses	377.7	368.4	386.8
Research, development and engineering expenses	135.2	139.5	145.0
Other operating expense, net	5.3	6.7	8.9
Operating income	355.9	270.9	331.0
Equity income of unconsolidated joint ventures, net	24.8	32.1	23.8
Other non-operating income, net	1.1	1.6	1.8
Interest (expense)/income, net	(12.7)	(7.1)	0.2
Income before income taxes	369.1	297.5	356.8
Income tax expense	121.8	11.5	55.6
Net income including noncontrolling interests	247.3	286.0	301.2
Less: net income attributable to noncontrolling interests	24.3	10.8	9.7
Net income attributable to Company	$223.0	$275.2	$291.5
Net income attributable to Company per common share
Basic	$4.00	$4.76	$4.87
Diluted	$3.98	$4.72	$4.81
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	55,695,738	57,768,018	59,907,763
Diluted	55,981,816	58,274,987	60,546,454
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Net income including noncontrolling interests	$247.3	$286.0	$301.2
Currency translation adjustments	(55.0)	(130.6)	(144.9)
Employee benefit plans adjustment, net	(15.9)	24.4	(135.9)
Unrealized gains/(losses) on hedges, net	0.2	(1.2)	—
Unrealized gains on investment	—	—	0.2
Comprehensive income	$176.6	$178.6	$20.6
Less: Comprehensive income attributable to noncontrolling interests	23.0	8.6	8.4
Comprehensive income attributable to Company	$153.6	$170.0	$12.2

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$862.5	$515.2
Short-term investments	—	43.8
Accounts receivable, less allowance for doubtful accounts of $6.5 in 2016 and $5.9 in 2015	493.7	444.0
Inventories	223.6	212.7
Taxes receivable on income	—	13.2
VAT receivable	65.1	37.9
Guaranteed notes receivable	53.6	53.9
Investments in repurchase agreements	128.7	38.3
Other current assets	46.8	27.4
Total current assets	1,874.0	1,386.4
Property, plant and equipment, less accumulated depreciation	408.6	398.0
Goodwill	399.2	377.7
Deferred tax assets	208.8	280.8
Investments in unconsolidated joint ventures	20.8	24.7
Intangible assets, net	78.9	62.8
Other assets	65.7	59.5
TOTAL ASSETS	$3,056.0	$2,589.9
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$0.2	$5.0
Accounts payable	171.9	159.7
Accrued payroll	101.8	105.2
Current portion of warranties	32.2	23.1
VAT payable	40.1	23.0
Accrued expenses	69.4	61.9
Promotion and customer incentives	31.9	13.9
Other accrued liabilities	83.4	73.0
Total current liabilities	530.9	464.8
Long-term debt	958.9	498.7
Pension and post-retirement benefits	590.6	552.7
Deferred tax liabilities	138.8	137.1
Long-term income tax liabilities	2.9	16.3
Other liabilities	66.6	84.0
Total liabilities	2,288.7	1,753.6
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,701,273 in 2016; 78,500,084 in 2015; and shares outstanding: 54,491,918 in 2016; 56,759,566 in 2015	0.8	0.8
Capital surplus	861.2	852.6
Treasury stock, at cost: 24,209,355 shares in 2016; 21,740,518 shares in 2015	(1,744.4)	(1,497.3)
Retained earnings	2,161.1	1,938.5
Accumulated other comprehensive loss	(577.3)	(507.9)
Total shareholders’ equity	701.4	786.7
Noncontrolling interests	65.9	49.6
Total equity	767.3	836.3
TOTAL LIABILITIES AND EQUITY	$3,056.0	$2,589.9

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Operating activities:
Net income including noncontrolling interests	$247.3	$286.0	$301.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74.7	77.5	81.7
Amortization of intangibles	23.3	19.2	19.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	3.9	(4.7)	(0.2)
Non-cash stock compensation	13.1	12.0	15.5
Non-cash interest expense and debt issuance cost amortization	17.7	7.8	—
Deferred income tax expense/(benefit)	68.3	(11.7)	4.5
Post-retirement benefit expense	44.2	43.1	32.6
Impairment of property, plant and equipment	1.4	7.7	0.8
(Gain)/loss on sale or disposal of property, plant and equipment	(0.6)	0.4	1.4
Changes in assets and liabilities:
Accounts receivable, net	(61.5)	(41.8)	(123.9)
Inventories	(3.9)	(42.7)	(2.5)
Accounts payable	21.7	52.1	(18.3)
Other accrued liabilities and taxes	63.9	23.1	15.2
Other current and long-term assets	(40.7)	(18.4)	27.5
Other long-term liabilities	(45.8)	13.5	(8.0)
Pension and post-retirement benefit payments	(21.6)	(22.8)	(33.0)
Net cash provided by operating activities	405.4	400.3	314.4
Investing activities:
Purchases of property, plant and equipment	(104.0)	(90.3)	(123.8)
Investments in capitalized software	(10.0)	(10.9)	(12.1)
Proceeds from disposal of property, plant and equipment	7.0	0.6	—
(Purchases)/sales of short-term investments	(51.6)	(81.6)	50.7
Cost of preferred stock investment	(0.9)	(20.0)	—
Acquisition of businesses, net	(92.3)	—	(125.9)
Net cash used by investing activities	(251.8)	(202.2)	(211.1)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	730.1	577.0	259
Repayments of long-term revolving credit facilities	(261.0)	(385.0)	—
Net repayments of short-term debt	(4.9)	(2.7)	(32.6)
Settlement of forward contract	15.2	—	—
Taxes withheld and paid on employee stock award vestings	(6.0)	(5.0)	—
Purchases of treasury stock	(250.0)	(249.2)	(351.5)
Purchase of subsidiary shares from noncontrolling interest	—	—	(5.7)
Dividends to noncontrolling interest holders	(6.7)	(6.4)	(5.6)
Proceeds from exercise of stock options	3.9	17.3	15
Net cash provided/(used) by financing activities	220.6	(54.0)	(121.4)
Effect of exchange rate changes on cash and cash equivalents	(26.9)	(40.6)	(43.0)
Net increase/(decrease) in cash and cash equivalents	347.3	103.5	(61.1)
Cash and cash equivalents at beginning of period	515.2	411.7	472.8
Cash and cash equivalents at end of period	$862.5	$515.2	$411.7
Cash paid during the period for:
Interest	$16.5	$10.1	$2.0
Income taxes	$50.8	$49.4	$48.4
Non cash items for the period:
Unrealized gains on investments	$—	$—	$0.2
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non Controlling Interests	Total
Balance at December 31, 2013	$0.8	$800.2	$(896.6)	$1,371.8	$(123.4)	$44.6	$1,197.4
Net income	—	—	—	291.5	—	9.7	301.2
Other comprehensive loss	—	—	—	—	(279.3)	(1.3)	(280.6)
Treasury stock purchased	—	—	(351.5)		—	—	(351.5)
Stock options exercised	—	14.9	—	—	—	—	14.9
Stock-based compensation	—	13.2	—	—	—	—	13.2
Dividends paid	—	—	—	—	—	(5.6)	(5.6)
Balance at December 31, 2014	$0.8	$828.3	$(1,248.1)	$1,663.3	$(402.7)	$47.4	$889.0
Net income	—	—	—	275.2	—	10.8	286.0
Other comprehensive loss	—	—	—	—	(105.2)	(2.2)	(107.4)
Treasury stock purchased	—	—	(249.2)	—	—	—	(249.2)
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	7.0	—	—	—	—	7.0
Dividends paid					—	(6.4)	(6.4)
Balance at December 31, 2015	$0.8	$852.6	$(1,497.3)	$1,938.5	$(507.9)	$49.6	$836.3
Net income	—	—	—	223.0	—	24.3	247.3
Other comprehensive loss	—	—	—	—	(69.4)	(1.3)	(70.7)
Treasury stock purchased	—	—	(250.0)	—	—	—	(250.0)
Stock options exercised	—	3.9	—	—	—	—	3.9
Treasury stock reissued	—	(2.9)	2.9	—	—	—	—
Stock-based compensation (1)	—	7.6	—	(0.4)	—	—	7.2
Dividends paid	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2016	$0.8	$861.2	$(1,744.4)	$2,161.1	$(577.3)	$65.9	$767.3

(1) Includes the impact of the adoption on a modified retrospective basis of the provisions under ASU 2016-09 related to forfeiture rates amounting to $0.4 million as discussed in Note 3 of Notes to the Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Some of the most significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, inventory reserves, goodwill, warranties, post-retirement benefits, valuation of equity and cost method investments, income taxes, business combinations and stock-based compensation. Allocation methods are described in the notes to these consolidated financial statements where appropriate.

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

Out-Of-Period Noncontrolling Interest Correction - In December 2016, the Company identified an error to net income attributable to noncontrolling interests recognized in its prior period financial statements from 2011 through 2015. The Company determined that a portion of income on one of our consolidated affiliates had been incorrectly attributed to WABCO instead of the noncontrolling interest. The cumulative impact of this prior period error as of December 31, 2016 was an understatement of net income attributable to noncontrolling interest of $12.3 million. The Company assessed the materiality of this non-cash error on the consolidated financial statements considering the relevant quantitative and qualitative factors, and concluded that the error was not material to any of its prior period financial statements. The Company also concluded that recording an out-of-period correction to the consolidated financial statements for the fiscal year ended December 31, 2016 would not be material to the current period financial statements. Consequently, the out-of-period correction of this error was recorded in the fourth quarter ended December 31, 2016 by increasing net income attributable to noncontrolling interests and noncontrolling interests on the balance sheet by $12.3 million.

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

The Company records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, the Company recorded $53.8 million, $43.2 million and $43.0 million in 2016, 2015 and 2014, respectively, in the accompanying consolidated statements of operations.

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

Available-for-Sale Investments - Investments may consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The investments are classified as available-for-sale and are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. The Company classifies its investments as either short-term or long-term based on the nature of the investments, its availability of use in current operations and the Company's holding intention. The fair value of the investments is determined based on readily available pricing sources for identical instruments in less active markets (Level 2). In the event the investments experience an other-than-temporary impairment in value, such impairment is recognized as a loss in the consolidated statements of operations. As of December 31, 2016, the Company had no short-term investments and had $2.6 million of long-term investments that have been included in "other assets" on the consolidated balance sheets.

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

Equity and Cost Method Investments - We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of operations. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This includes assessing the investees’ financial condition as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in equity method investees was $20.8 million and $24.7 million at December 31, 2016 and 2015, respectively, net of our proportionate share of the results of their operations and dividends received. Investments for which we do not have significant influence are accounted for under the cost method, the aggregate balance of which was $20.9 million and $20.0 million at December 31, 2016 and December 31, 2015, respectively.

There has been no impairment of equity or cost method investments during each of the years presented in the consolidated statements of operations. The Company's equity method investments were not at risk of impairment. The Company's fair value calculation of the cost method investment exceeded its carrying value of $20.9 million by approximately 6% as of December 31, 2016. The fair value calculation is dependent on sales and cost forecasts being met and includes numerous assumptions.

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

Other Intangible Assets with Determinable Lives - Other intangible assets with determinable lives consist of customer and distribution relationships, patented and unpatented technology, in-process research and development, and other intangibles and are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 20 years. WABCO assesses intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs as a percentage of sales totaled 0.8% in 2016, 1.0% in 2015 and 0.9% in 2014. See Note 15 for a summary of warranties.

Pension and Post-retirement Benefits - All pension and post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. Pension and post-retirement pension benefits are provided for substantially all employees of WABCO, both in the United States and abroad through plans specific to each of WABCO's legal entities. In addition, in the United States, certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the United States is immaterial to the Company. The costs of the benefits provided through plans of WABCO are included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 13. Pension plans are primarily concentrated in the United Kingdom, Austria, Germany, Switzerland and Belgium.

WABCO is also required to measure a defined benefit post-retirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.

Fair Value of Financial Instruments - Financial instruments consist mainly of cash, accounts receivable, accounts payable and loans payable to banks. As of December 31, 2016 and 2015, the carrying amounts of these instruments approximated their fair values. Long-term debt also approximated fair value as of December 31, 2016 and 2015.

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

Research, Development and Engineering Expenses - Research and development costs are expensed as incurred. WABCO expended approximately $135.2 million in 2016, $139.5 million in 2015 and $145.0 million in 2014 for research activities, product development and for product engineering.

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

Income Taxes - Deferred income taxes are determined on the liability method, and are recognized for all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are permanently reinvested outside of the U.S., except for Brazil's current year earnings and $300 million of unremitted foreign earnings related to a Belgian affiliate resulting from the receipt of an exceptional refund including interest from the European Commission related to the Company’s appeal of a fine previously assessed by the European Commission as discussed in our 2013 Form 10-K. This deferred U.S tax on undistributed earnings is offset by applicable deferred foreign taxes to enable our Dutch international holding company or its subsidiaries to make the $300 million distribution to the U.S. and to enable additional investments in foreign operations.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We calculate this valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to decrease the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to increase the net deferred tax assets would increase income in the period such determination was made.

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

	Year Ended December 31,
	2016	2015	2014
Weighted average incremental shares included	286,078	506,969	638,691
Shares excluded due to anti-dilutive effect	472	—	—

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

Recently Adopted Accounting Standards

The adoption of recently issued accounting standards did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (ASU 2016-09) Compensation - Stock Compensation, in order to simplify certain aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, classification of excess tax benefits, and taxes withheld and paid on employee stock award vestings on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. ASU 2016-09 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-09 as of January 1, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.4 million to retained earnings as of January 1, 2016. Provisions related to income taxes were adopted prospectively resulting in a tax benefit of $1.3 million for 2016. Provisions related to the statement of cash flows were also adopted retrospectively.

In November 2015, the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2015-17 as of December 31, 2015.

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016 and the Company adopted the provisions of ASU 2014-15 as of December 31, 2016. There was no impact from adoption of this guidance on the Company's consolidated financial statements.

Pending Adoptions of Recently Issued Accounting Standards

In October 2016, the FASB issued ASU 2016-16 Intra-entity Transfer of Assets Other the Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize most leases on the balance sheet. ASU 2016-02 is effective for the interim and annual periods in fiscal years beginning after December 15, 2018. The Company is currently assessing the potential impact of the adoption of this guidance on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which is a new comprehensive revenue recognition standard on the financial reporting requirements for revenue from contracts entered into with customers. ASU 2014-09 requires revenue to be recognized when a customer obtains control of promised goods or services at an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

ASU 2014-09 was initially effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company currently anticipates adopting ASU 2014-09 in the annual period beginning January 1, 2018.

ASU 2014-09 permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting ASU 2014-09 using the full retrospective method along with a number of practical expedients available under the standard. Successful adoption of ASU 2014-09 is contingent on the completion of the analysis of cumulative impact on prior periods’ financial information as well as accounting information system upgrades, including software procured from third-party providers being completed on schedule.

While we are still evaluating all potential impacts of ASU 2014-09, we currently believe the most significant impact relates to our accounting for revenue in relation to our product engineering activities, and from our sales to OEM customers. Specifically, under ASU 2014-09 we expect to recognize certain reimbursements received from customers related to product engineering as revenue. We are also assessing whether revenue from product sales to OEM customers with no alternative use should be recognized over time instead of at a point in time. Due to the complexity of certain of our agreements with OEM customers, the actual revenue recognition treatment required under ASU 2014-09 will be dependent on contract-specific terms, and may vary in some instances.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the consolidated financial statements.

NOTE 4.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Amount in millions)	2016	2015	2014
Foreign currency translation adjustments (1):
Balance at beginning of period	$(271.2)	$(148.1)	$(5.5)
Adjustment for the period	(57.5)	(123.1)	(142.6)
Balance at end of period	(328.7)	(271.2)	(148.1)

Losses on intra-entity transactions (2):
Balance at beginning of period	(15.2)	(9.9)	(8.9)
Adjustment for the period	3.8	(5.3)	(1.0)
Balance at end of period	(11.4)	(15.2)	(9.9)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	—
Adjustment for the period	—	—	0.4
Amounts reclassified to earnings, net	—	—	(0.2)
Balance at end of period	0.2	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.2)	—	—
Adjustment for the period (3)	—	(1.3)	—
Amounts reclassified to earnings, net	0.2	0.1	—
Balance at end of period	(1.0)	(1.2)	—

Pension and Post-retirement Plans:
Balance at beginning of period	(220.5)	(244.9)	(109.0)
Other comprehensive income before reclassifications	(26.5)	12.9	(140.1)
Amounts reclassified to earnings, net (4)	10.6	11.5	4.2
Balance at end of period	(236.4)	(220.5)	(244.9)

Accumulated other comprehensive loss at end of period	$(577.3)	$(507.9)	$(402.7)

(1) This accumulated other comprehensive loss component includes the realized gain on settled forward contracts accounted for as net investment hedges of $9.3 million, net of taxes of $5.8 million. Additionally, this component includes the unrealized gain on the Senior EUR notes, which have been designated as a net investment hedge, of $6.3 million, net of taxes of $3.9 million. See Note 20 for further discussion.

(2) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) The adjustment for the period is net of taxes of $0.7 million for the year ended December 31, 2015. See Note 20 for further discussion.

(4) This accumulated other comprehensive income component, net of taxes of $4.5 million, $4.6 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in the computation of net periodic pension cost. See Note 13 for additional details.

NOTE 5.	Streamlining

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals would result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). Depending on the timing of the outcome of formal processes in accordance with local labor laws and practices, production at both facilities could be transferred to other facilities within the Company's globally integrated supply chain by the end of 2017.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2016.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2015	$43.8
Charges during 2016	6.1
Payments during 2016	(20.5)
Noncash writeoffs during 2016	(0.6)
FX effects	(1.0)
Balance as of December 31, 2016	$27.8
Other Programs
Balance as of December 31, 2015	$24.9
Charges during 2016	10.3
Payments during 2016	(10.9)
FX effects	(0.9)
Balance as of December 31, 2016	$23.4
Total streamlining liability as of December 31, 2016	$51.2

A balance of $33.7 million is included in other liabilities (non-current) and $17.5 million is included in other accrued liabilities (current) as of December 31, 2016.

The following is a summary of the streamlining costs recorded for the years ended December 31, 2016, 2015 and 2014 :

	Charges for Year Ended December 31, 2016		Charges for Year Ended December 31, 2015		Charges for Year Ended December 31, 2014
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$4.0	$6.9	$32.9	$7.4	$1.1	$8.8
Employee-related charges – selling and administrative	(0.2)	3.2	4.0	15.3	7.9	8.1
Asset write-offs	0.6	—	7.7	—	0.8	—
Other streamlining charges	1.7	0.2	0.8	0.4	0.2	0.1
Total program costs	$6.1	$10.3	$45.4	$23.1	$10.0	$17.0

Streamlining costs incurred for other programs include primarily charges related to headcount reductions and footprint relocations to low cost regions. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $6.8 million, $16.5 million and $11.9 million, respectively, related to headcount reductions primarily driven by its continued cost optimization efforts. The Company also recorded restructuring charges of $3.5 million, $6.6 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to footprint relocations including the transfer of certain product lines and business processes to best cost countries including India and Poland. Amounts recorded for each of these years related to site closures were not significant.

NOTE 6.	Capital Stock

The following is a summary of net shares outstanding and shares issued or reacquired during the years ending December 31, 2016, 2015 and 2014.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2013	77,471,174	(16,112,149)	61,359,025
Shares issued upon exercise of stock options	394,899	—	394,899
Shares issued upon vesting of RSUs	91,235	—	91,235
Shares issued for DSUs	2,932	—	2,932
Shares issued for stock awards	800	—	800
Shares purchased for treasury	—	(3,423,018)	(3,423,018)
Balance, December 31, 2014	77,961,040	(19,535,167)	58,425,873
Shares issued upon exercise of stock options	414,782	—	414,782
Shares issued upon vesting of RSUs	117,830	—	117,830
Shares issued for DSUs	6,432	—	6,432
Shares issued for stock awards	—	—	—
Shares purchased for treasury	—	(2,205,351)	(2,205,351)
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	87,047	16,400	103,447
Shares issued upon vesting of RSUs	38,723	9,288	48,011
Shares issued upon vesting of PSUs	67,219	17,675	84,894
Shares issued for DSUs	7,100	—	7,100
Shares issued for stock awards	1,100	—	1,100
Shares purchased for treasury	—	(2,512,200)	(2,512,200)
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of December 31, 2016, the Company has reissued a total of 43,363 treasury shares related to certain employee vestings under its equity incentive program.

The share repurchase programs approved by the Board of Directors are as follow:

(Amounts in millions)
Date of authorization	Authorized amount	Date of commencement	Date of expiration
May 26, 2011	$400.0	June 1, 2011	May 31, 2013
October 26, 2012	400.0	October 26, 2012	December 31, 2014
October 29, 2013	200.0	October 29, 2013	December 31, 2014
December 5, 2014	500.0	December 5, 2014	December 31, 2016
December 2, 2016	600.0	January 1, 2017	December 31, 2018
	$2,100.0

As of December 31, 2016, the Company has repurchased a total of $1,471.0 million of shares under the four repurchase programs effective through this date, with no unexpended balance available for share repurchases as of December 31, 2016. Between January 1, 2017 and February 17, 2017, the Company repurchased an additional 274,000 shares for a total of $29.4 million. The Company plans to continue to repurchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on our common stock in 2016, 2015 and 2014.

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

As of December 31, 2016, a total of 640,614 stock options, RSUs, PSUs and DSUs were outstanding and there were 2,954,527 shares remaining available for grant under the 2009 Restated Omnibus Plan.

The PSUs granted as part of the Company's equity incentive awards vest at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals as approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2016, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.

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

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant. For PSUs, the grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. In addition, as discussed in Note 3, the Company adopted the provisions of ASU 2016-09 as of January 1, 2016, including the election to account for forfeitures as they occur.

Total stock-based compensation cost recognized during the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Stock-based compensation	$13.1	$12.0	$15.5

The following tables summarize the stock options, RSUs, PSUs, DSUs and stock awards activity for each of the periods presented:

	Underlying Shares			Weighted - Average Exercise Price	Weighted - Average Grant Date Fair Value
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2013	886,917	325,616	1,212,533	$41.20
Options Granted	—	—	—	$—	$—
Options Exercised	(298,032)	(98,611)	(396,643)	$38.01
Options Forfeited	(8,036)	(200)	(8,236)	$58.54
Options Outstanding December 31, 2014	580,849	226,805	807,654	$42.60
Options Granted	—	—	—	$—	$—
Options Exercised	(284,817)	(130,882)	(415,699)	$41.87
Options Forfeited	—	(336)	(336)	$38.97
Options Outstanding December 31, 2015	296,032	95,587	391,619	$43.37
Options Granted	—	—	—	$—	$—
Options Exercised	(49,466)	(54,494)	(103,960)	$38.70
Options Forfeited	—	(128)	(128)	$32.38
Options Outstanding December 31, 2016	246,566	40,965	287,531	$45.07

Exercisable at December 31, 2016	246,566	40,965	287,531	$45.07

	Underlying Shares	Weighted - Average Grant Date Fair Value
RSUs Outstanding December 31, 2013	288,467	$64.72
RSUs Granted	93,070	$100.78
RSUs Vested	(114,485)	$64.39
RSUs Forfeited	(14,584)	$75.08
RSUs Outstanding December 31, 2014	252,468	$77.56
RSUs Granted	78,664	$116.46
RSUs Vested	(157,585)	$70.81
RSUs Forfeited	(20,460)	$96.95
RSUs Outstanding December 31, 2015	153,087	$101.91
RSUs Granted	94,033	$92.59
RSUs Vested	(73,358)	$91.60
RSUs Forfeited	(13,452)	$100.55
RSUs Outstanding December 31, 2016	160,310	$101.27

	Underlying Shares	Weighted - Average Grant Date Fair Value
PSUs Outstanding December 31, 2013	84,410	$68.10
PSUs Granted	65,508	$103.41
PSUs Forfeited	(10,940)	$77.38
PSUs Outstanding December 31, 2014	138,978	$84.01
PSUs Granted	58,630	$116.38
PSUs Forfeited	(24,896)	$95.65
PSUs Outstanding December 31, 2015	172,712	$93.31
PSUs Granted	152,010	$82.76
PSUs Vested	(126,840)	$68.10
PSUs Forfeited	(22,192)	$102.46
PSUs Outstanding December 31, 2016	175,690	$101.31

	Underlying Shares	Weighted - Average Grant Date Fair Value
DSUs Outstanding December 31, 2013	11,280	$63.00
DSUs Granted	7,156	$107.70
DSUs Issued	(2,932)	$75.12
DSUs Outstanding December 31, 2014	15,504	$78.11
DSUs Granted	5,917	$129.94
DSUs Issued	(6,432)	$106.59
DSUs Outstanding December 31, 2015	14,989	$86.35
DSUs Granted	9,194	$105.52
DSUs Issued	(7,100)	$88.10
DSUs Outstanding December 31, 2016	17,083	$95.93

	Shares	Weighted - Average Grant Date Fair Value
Stock Awards granted:
Year ended December 31, 2014	800	$96.37
Year ended December 31, 2015	—	$—
Year ended December 31, 2016	1,100	$107.47

The table below shows the vesting schedule of the RSUs granted for each of the periods presented:

	Vesting Schedule
	Equal installments over 3 years	After 2 years	After 3 years	Total
RSUs granted in 2014	78,966	1,934	12,170	93,070
RSUs granted in 2015	74,394	814	3,456	78,664
RSUs granted in 2016	86,123	—	7,910	94,033

As discussed above, the PSUs granted in each of the years ended December 31, 2016, 2015 and 2014 vest, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals. To the extent that the PSUs vest at a level greater (or lesser) than 100% as a result of the final performance achievement, the Company considers the increment (or reduction) in shares vested as additional grants (or forfeitures) in the year of vesting.

The DSUs granted in each of the years ended December 31, 2016, 2015 and 2014 vest immediately upon grant.

As of December 31, 2016, all outstanding stock option awards were fully vested and had a total aggregate intrinsic value of $17.6 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2016, multiplied by the number of shares per each option.

The total intrinsic value of options exercised was $6.4 million, $32.7 million and $24.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total fair value of shares vested was $19.3 million, $20.1 million and $11.8 million for the years ended December 31, 2016, 2015 and 2014 respectively. The 336,000 of unvested options, RSUs and PSUs as of December 31, 2016 will result in the recognition of $16.8 million of compensation cost to be recognized over a weighted average period of 1.8 years.

The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2016 was 3.0 years. The tax benefit from stock options exercised during the period was immaterial for each of the years ended December 31, 2016, 2015 and 2014.

NOTE 8.	Other Operating and Non-Operating Expense / (Income), Net

Other expense/(income) was as follows:

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Operating expense:
Bank charges	$1.6	$1.7	$2.2
Miscellaneous taxes	4.2	4.1	5.7
Other (income)/expense, net	(0.5)	0.9	1.0
	$5.3	$6.7	$8.9

Non-operating (income)/expense:
Indemnification settlements, net	$—	$(1.0)	$(4.3)
Securitization and receivable discount fees	0.4	0.3	0.9
Foreign exchange gains	(1.5)	(0.9)	(0.9)
Other expense, net	—	—	2.5
	$(1.1)	$(1.6)	$(1.8)

NOTE 9.	Inventories

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2016	2015
Finished products	$102.9	$95.7
Products in process	14.2	7.8
Raw materials	106.5	109.2
Inventories at cost	$223.6	$212.7

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties. The current replacement cost approximated the LIFO carrying cost for 2016 and 2015.

Reserves for slow moving and obsolete inventory amounted to $16.3 million and $12.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. Reserves for LIFO amounted to $1.2 million for the years ended December 31, 2016 and 2015.

NOTE 10.	Property, Plant and Equipment

The components of property, plant and equipment, at cost, are as follow:

	Year Ended December 31,
(Amounts in millions)	2016	2015
Land	$22.2	$21.7
Buildings	169.0	172.5
Machinery and equipment	800.2	775.2
Improvements in progress	76.4	65.6
Gross property, plant and equipment	1,067.8	1,035.0
Less: accumulated depreciation	659.2	637.0
Net property, plant and equipment	$408.6	$398.0

Depreciation expense for owned assets, including those under capital leases, for the years ended December 31, 2016, 2015 and 2014 was $74.7 million, $77.5 million and $81.7 million, respectively.

Net property, plant and equipment includes tooling investments of $69.1 million and $69.9 million for the years ended December 31, 2016 and 2015 respectively.

NOTE 11.	Financing Receivables

The Company's receivables available for financing include sales to reputable state owned and public enterprises in China that are settled through bankers acceptance drafts which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed notes are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2016, 2015 and 2014 was $114.3 million, $80.7 million and $63.8 million, respectively. Expenses related to discounting these notes amounted to $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in “other non-operating expense, net”. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $53.6 million and $53.9 million as of December 31, 2016 and 2015, respectively, and are included in “other current assets” on the consolidated balance sheets.

The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2016 or 2015.

NOTE 12.	Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(Amounts in millions)	2016	2015
Balance of goodwill, beginning of year	$377.7	$421.0
Acquisitions	35.6	—
Foreign exchange translation	(14.1)	(43.3)
Balance of goodwill, end of year	$399.2	$377.7

The changes in the carrying value of intangible assets for the years ended December 31 are as follow:

	Capitalized Software	Other Intangible Assets	Total
Gross intangible assets as of:
December 31, 2013	$115.0	$51.8	$166.8
Additions	12.7	53.4	66.1
Disposals	(17.7)	—	(17.7)
Foreign exchange translation	(14.5)	(11.6)	(26.1)
December 31, 2014	95.5	93.6	189.1
Additions	10.9	—	10.9
Disposals	(0.8)	—	(0.8)
Foreign exchange translation	(9.8)	(8.6)	(18.4)
December 31, 2015	95.8	85.0	180.8
Additions	10.0	31.4	41.4
Disposals	(3.8)	—	(3.8)
Foreign exchange translation	(4.1)	(3.8)	(7.9)
December 31, 2016	$97.9	$112.6	$210.5

Accumulated amortization as of:
December 31, 2013	$(85.4)	$(37.1)	$(122.5)
Amortization expense	(9.1)	(12.4)	(21.5)
Disposals	17.7	—	17.7
Foreign exchange translation	10.7	4.9	15.6
December 31, 2014	(66.1)	(44.6)	(110.7)
Amortization expense	(8.7)	(10.5)	(19.2)
Disposals	0.7	—	0.7
Foreign exchange translation	6.9	4.3	11.2
December 31, 2015	(67.2)	(50.8)	(118.0)
Amortization expense	(9.1)	(12.9)	(22.0)
Disposals	3.0	—	3.0
Foreign exchange translation	2.9	2.5	5.4
December 31, 2016	$(70.4)	$(61.2)	$(131.6)

Net intangible assets as of:
December 31, 2016	$27.5	$51.4	$78.9

The Company expects to incur approximately $20 million to $25 million of amortization expense for each of the next five fiscal years excluding any amortization that may arise from future acquisitions.

NOTE 13.	Pension and Post-retirement Benefits

WABCO employees participate in a number of benefit plans. The plans include a 401(k) savings plan for the Company's U.S. salaried and hourly employees, which is an individual-account defined contribution plan. WABCO employees in certain countries including Germany, the United Kingdom and Switzerland, participate in defined benefit plans or retiree medical plans sponsored by local WABCO legal entities. WABCO has also assumed responsibility for certain retiree medical plans in the United States and a pension plan in Germany relating to former employees of Trane's Bath & Kitchen division. In addition, in 2016, certain legislative changes in Belgium to employee benefit plans require that these plans be accounted for as defined benefit plans.

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee compensation during the last years of employment or negotiated benefit levels. WABCO recognizes in its consolidated balance sheets an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $590.6 million on the consolidated balance sheets is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2016 and 2015, and a statement of the funded status as of December 31, 2016 and 2015.

	2016	2016	2015	2015
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$14.7	$715.5	$13.3	$777.8
Service cost	1.0	17.1	0.2	16.7
Interest cost	0.4	17.4	0.4	17.6
Participant contributions	0.2	0.2	0.2	0.2
Curtailments	—	—	—	(1.4)
Actuarial (gain) / loss	(3.0)	78.9	3.9	(2.4)
Benefit payments	(1.5)	(24.9)	(3.3)	(26.2)
Foreign exchange effects	—	(52.1)	—	(66.6)
Other (1)	—	9.9	—	(0.2)
Obligation at end of year	$11.8	$762.0	$14.7	$715.5

	2016	2016	2015	2015
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$173.3	$—	$188.1
Actual return on assets	—	27.3	—	(0.4)
Employer contributions	1.3	20.3	3.1	19.7
Participant contributions	0.2	0.2	0.2	0.2
Benefit payments	(1.5)	(24.9)	(3.3)	(26.2)
Foreign exchange effects	—	(29.0)	—	(7.5)
Other (1)	—	9.8	—	(0.6)
Fair value of plan assets at end of year	$—	$177.0	$—	$173.3
Funded Status at December 31	$(11.8)	$(585.0)	$(14.7)	$(542.2)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$13.9	$—	$16.3
Current liabilities	(1.0)	(19.1)	(1.6)	(18.9)
Noncurrent liabilities	(10.8)	(579.8)	(13.1)	(539.6)
Net amounts recognized in balance sheet:	$(11.8)	$(585.0)	$(14.7)	$(542.2)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$0.1	$1.5	$0.1	$1.7
Net actuarial loss	9.4	325.0	11.5	300.1
Total (before tax effects)	$9.5	$326.5	$11.6	$301.8

(1) Amounts in "Other" for the year ended December 31, 2016 primarily reflect accounting for employee benefit plans in Belgium as defined benefit plans for the first time subsequent to legislation changes in 2016 as previously discussed.

$22.0 million of the amount in other comprehensive income as of December 31, 2016 is expected to be recognized as post-retirement costs in 2017.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of assets as of December 31:

	2016	2015
(Amounts in millions)	Foreign Pension Plans	Foreign Pension Plans
For all plans:
Accumulated benefit obligation	$689.6	$599.7
For pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$560.6	$470.1

Total post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Foreign pensions	$42.3	$42.0	$31.6
Health & Life insurance benefits	1.9	1.1	1.0
Total post-retirement costs, including accretion expense	$44.2	$43.1	$32.6

Components of post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Service cost-benefits earned during period	$17.1	$16.7	$12.3
Interest cost on projected benefit obligation	17.4	17.6	21.6
Less: assumed return on plan assets	(6.7)	(7.9)	(8.1)
Amortization of prior service cost	0.1	0.5	(0.1)
Amortization of net loss	14.4	15.1	5.9
Net defined benefit plan cost after amendments	$42.3	$42.0	$31.6

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Interest and service cost on projected benefit obligation	$1.4	$0.6	$0.6
Amortization of net loss	0.5	0.5	0.4
Defined benefit plan cost	$1.9	$1.1	$1.0

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

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2016 Health & Life Ins. Benefits	2016 Foreign Pension Plans	2015 Health & Life Ins. Benefits	2015 Foreign Pension Plans
Discount rate	4.00%	1.79%	3.75%	2.50%
Salary growth	N/A	3.04%	N/A	2.95%
Net Periodic Pension Cost for the year
Discount rate	3.75%	2.51%	3.50%	2.43%
Salary growth	N/A	2.94%	N/A	3.03%
Expected return on plan assets	N/A	4.54%	N/A	4.89%

The discount rate assumption in this chart changed from 2015 to 2016, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.

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

Asset Allocation	2016	2015	2016 Target	2015 Target
Equity securities	12%	30%	13%	28%
Debt securities	22%	7%	22%	11%
Insurance contracts	52%	47%	51%	46%
Investments in collective foundations	13%	14%	12%	14%
Other *	2%	2%	2%	1%

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

(Amounts in millions)	2016	2015
Equity securities	$21.9	$52.5
Debt securities	38.4	12.1
Insurance contracts	91.4	80.6
Investments in collective foundations	22.3	24.8
Other *	3.0	3.3
Total fair value of plan assets	$177.0	$173.3

* Included in "other" above are mutual funds held in real estate.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions, including payment of benefits incurred by unfunded plans and health and life insurance benefits, totaled $21.6 million in 2016 compared to $22.8 million in 2015. Contributions in 2017 are expected to be in line with the contributions made during 2016.

Expected future benefit payments from our pension and retirement health and life insurance benefit plans are shown in the table below:

(Amounts in millions)	2017	2018	2019	2020	2021	2022-2026
Domestic plans without subsidy	$1.0	$1.0	$0.9	$0.9	$0.9	$4.3
Foreign pension plans	$24.8	$23.6	$23.7	$24.5	$25.0	$130.3

The weighted average annual assumed rate of increase in the health care cost trend rate was 6.5% for 2015, 7.5% for 2016 and is assumed to increase to 7.3% in 2017 and then gradually decline to 4.75% by 2027. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.2	$(1.0)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$0.2	$(0.2)

NOTE 14.	Debt

Senior EUR Notes

On October 17, 2016, the Company entered into a note purchase agreement (the EUR Note Purchase Agreement) relating to the issuance of an aggregate amount of €440.0 million of senior unsecured notes (collectively, the Senior EUR Notes). Funding occurred on November 15, 2016, resulting in an aggregate amount of Senior EUR Notes of $471.8 million at the exchange rates of that day.

(Amounts in EUR millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes will be payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2017. As of December 31, 2016, the outstanding debt balance net of unamortized debt issuance costs was $460.1 million.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2016.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain losses associated with swap breakage resulting from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior Notes

On May 8, 2015, the Company entered into a note purchase agreement (the Note Purchase Agreement) relating to the issuance of an aggregate amount of $500.0 million of senior unsecured notes (collectively, the Senior Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series A Notes	$150.0	2.83%	June 25, 2022
Series B Notes	200.0	3.08%	June 25, 2025
Series C Notes	150.0	3.18%	June 25, 2027
	500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2016. As of December 31, 2016, the outstanding debt balance net of unamortized debt issuance costs was $498.2 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2016.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. As of December 31, 2016, this is our principal bank credit facility and will expire on September 30, 2021.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of December 31, 2016, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of December 31, 2016.

As of December 31, 2016 and 2015, there were no balances outstanding on these facilities and an incremental ability to borrow $500 million.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all the covenants as of December 31, 2016.

Other Debt

As of December 31, 2016, the Company's various subsidiaries had borrowings from banks totaling $0.8 million, of which $0.6 million was classified as long-term debt. The remaining $0.2 million supports local working requirements. This is in comparison to $5.7 million as of December 31, 2015, of which $0.7 million was classified as long-term debt.

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

The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Balance of warranty costs accrued, beginning of period	$40.9	$45.2	$51.6
Warranty costs accrued	48.9	24.4	27.1
Warranty claims settled	(38.1)	(24.3)	(28.0)
Foreign exchange translation effects	(2.4)	(4.4)	(5.5)
Balance of warranty costs accrued, end of period	$49.3	$40.9	$45.2
Current liability, included in current portion of warranties	$32.2	$23.1	$25.8
Long-term liability, included in other liabilities	$17.1	$17.8	$19.4

Warranty costs accrued	$48.9	$24.4	$27.1
Less: received and anticipated recoveries from suppliers	(27.4)	$—	$(2.2)
Warranty costs net of received and anticipated recoveries	$21.5	$24.4	$24.9

In the third quarter of 2016, the Company initiated a recall and service campaign related to certain defects in components from one of our suppliers. The defective parts impacted certain shipments to our customers over a two month period. The Company currently estimates the costs of the warranty campaign to be $26.5 million. These costs have almost entirely been offset by anticipated supplier recoveries of $26.4 million. The Company currently expects the majority of this campaign to conclude in the second quarter of 2017.

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect as of December 31, 2016, are: $16.3 million in 2017; $13.8 million in 2018; $12.8 million in 2019; $11.8 million in 2020; $10.3 million in 2021 and $9.7 million thereafter, amounting to a total of $74.7 million. Net rental expense for all operating leases was $17.8 million, $17.0 million and $20.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has bank guarantees for $44.9 million which is comprised of uncollateralized bank guarantees. Of this total, $40.7 million is related to statutorily-required guarantees for tax and other litigation, out of which $11.7 million was paid into an escrow account in January 2017 with the Brazilian government subsequent to legislative changes requiring a cash deposit in lieu of a bank guarantee. Of the remaining balance of uncollateralized bank guarantees, $0.3 million is related to letters of credit and $3.9 million is related to other items.

Right of Recourse

In the ordinary course of business, the Company may receive banker's acceptance drafts from customers in China in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of December 31, 2016 and 2015, the Company had approximately $24.3 million and $18.0 million, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Other

In conjunction with the Tax Sharing Agreement, as further discussed in Note 17, WABCO is responsible for certain tax and indemnification liabilities. These liabilities include probable indemnification liabilities to Trane of $0.1 million as of December 31, 2016. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

NOTE 16.	Income Taxes

Income before income taxes and the applicable provision for income taxes were :

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Income before income taxes:
Domestic	$14.0	$62.9	$49.8
Foreign	355.1	234.6	307.0
	$369.1	$297.5	$356.8
Provision/(benefit) for income taxes:
Current:
Domestic	$1.5	$(22.0)	$18.0
Foreign	52.0	45.2	33.1
	$53.5	$23.2	$51.1
Deferred:
Domestic	$(16.0)	$(3.0)	$3.0
Foreign	84.3	(8.7)	1.5
	$68.3	$(11.7)	$4.5

Total provision	$121.8	$11.5	$55.6

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2016, 2015 and 2014 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Tax provision at statutory rate	$129.2	$104.1	$124.9
State income taxes	0.2	1.1	0.7
Foreign earnings taxed at other than 35%	(28.5)	(22.6)	(35.7)
Increase/(decrease) in valuation allowance	—	4.5	(1.1)
Unremitted foreign earnings	(0.5)	(5.9)	(3.6)
Excess Profit Ruling (EPR)	—	—	(20.9)
Uncertain tax position for 2012-2014 EPR	69.3	—	—
Patent Income Deduction (PID)	(20.8)	(16.9)	—
High & New Technology Enterprise (HNTE) grant	(7.6)	(6.0)	(4.8)
Hybrid financing structure	(11.1)	(10.9)	(12.7)
Notional Interest Deduction (NID)	(2.9)	(4.0)	(7.9)
(Increase)/decrease in other uncertain tax positions	(10.6)	(32.6)	3.3
Equity compensation	4.6	3.8	4.8
Other, net	0.5	(3.1)	8.6
Total provision	$121.8	$11.5	$55.6

The effective income tax rates for 2016, 2015 and 2014 were 33.0%, 3.9% and 15.6%, respectively.

The Company has operations and a taxable presence in 28 countries outside the United States and all of these countries have a tax rate that is lower than the rate in the U.S. The countries in which the Company has a material presence include Belgium, China, Germany, India, the Netherlands and Poland.  Belgium has historically had the largest impact on the Company’s effective tax rate primarily because of the Company’s participation in the Belgian EPR and PID programs. The Company has also benefited from notional interest deductions in Belgium although this tax incentive has reduced significantly in recent years due to lower interest rates. In addition, the Company benefits from various tax rulings and incentives the most significant of which are China’s granting of HNTE status that reduces China’s corporate tax rate on local manufacturing profits by 10% and a hybrid Dutch/U.S. intragroup financing structure.

The income tax provision for 2016 includes the net result of taxes on the mix of earnings in multiple tax jurisdictions; the claw-back of Belgian tax losses for 2012-2014 following the EPR decision of the European Commission; U.S. and foreign deferred taxes on unremitted foreign earnings, the Belgium PID, the China HNTE status, the hybrid Dutch/U.S. financing structure, the Belgium NIDs; non-tax deductible employee equity compensation and the release of a tax reserve following the expiration of a statute of limitation offset by the accrual of interest on uncertain tax positions. The Company continues to assert permanent reinvestment of unremitted foreign earnings outside of the U.S. and currently does not have any plans or needs to repatriate additional earnings to the U.S. from its foreign subsidiaries except for Brazil.

In 2015, the tax provision was prepared assuming the Company would claim EPR equal to $16.9 million of tax; however - in the 2015 Belgium tax return submitted in Q3 2016 - no EPR was claimed and instead the PID benefit was deducted from taxable profits. The column for 2015 in the tax rate reconciliation table above has been revised to reflect this change.

The nature of the reconciling item "Foreign earnings taxed at other than 35%" is net of permanent differences including non-taxable income in foreign jurisdictions, foreign tax credits and rulings, resulting in a net tax benefit.

Management has determined that it is more likely than not that it will not realize $12.6 million of its deferred tax assets in other foreign jurisdictions since evidence such as historical operating profits resulted in a lack of taxable earnings during the most recent three-year period ended December 31, 2016, the lack of projected earnings and an arbitration claim related to tax deductions taken in a previous year provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses.

In 2015, the income tax provision includes the net result of taxes on the mix of earnings in multiple tax jurisdictions; U.S. and foreign deferred taxes on unremitted foreign earnings; tax benefits from the Belgium PID, China HNTE status, the hybrid Dutch/U.S. financing structure and the Belgium NIDs; non-tax deductible employee equity compensation and a tax benefit related principally related to the settlement of a U.S. tax audit offset by the accrual of interest on uncertain tax positions.

In 2014, the income tax provision includes the net result of taxes on the mix of earnings in multiple tax jurisdictions; U.S. and foreign deferred taxes on unremitted foreign earnings; tax benefits from the Belgium EPR, China HNTE status, the hybrid Dutch/US financing structure and the Belgium NIDs; non-tax deductible employee equity compensation; increased tax reserves and the accrual of interest on uncertain tax positions.

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2016	2015
Deferred tax liabilities:
Basis difference in noncontrolling interest	$9.0	$9.4
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	14.1	14.4
Unremitted foreign earnings	96.3	97.0
Intangibles	19.4	16.3
	$138.8	$137.1
Deferred tax assets:
Foreign net operating losses and tax credits	$33.5	$136.0
Post-retirement and other employee benefits	117.6	101.5
Intangibles	52.1	46.8
Inventory	2.0	0.6
Warranties	2.0	1.7
Other	14.2	7.7
	$221.4	$294.3

Valuation allowances	(12.6)	(13.5)
Net deferred tax assets	$70.0	$143.7

As of December 31, 2016, the Company has $292.8 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $287.5 million of such NOLs have an unlimited life and the remainder of $5.3 million is available for periods of up to 9 years. As of December 31, 2016, the Company has provided a valuation allowance of $0.9 million and $11.7 million representing the value of the associated deferred tax assets with regard to $5.3 million of NOLs and tax credits available for up to 9 years and $34.4 million of NOLs with an unlimited carryforward, respectively. An unrecognized tax benefit related to uncertain foreign tax positions (principally the EPR NOLs clawback) equal to $203.8 million (or $67.3 million of unrecognized tax benefits) has been offset against the net deferred tax asset.

Unrecognized tax benefits as of December 31, 2016 amounted to $70.2 million of which $67.3 million has been offset against deferred tax assets as stated above. The Company is currently unable to estimate the timing of payment of the remaining unrecognized tax benefit of $2.9 million.

There are no material unrecognized tax benefits related to WABCO obligations directly to tax authorities for Trane’s Bath & Kitchen business as further discussed in Note 17. There was no interest related to unrecognized tax benefits recorded in the consolidated statements of operations in 2016, as compared to $0.3 million and $1.0 million in 2015 and 2014, respectively. Total accrued interest as of December 31, 2016, 2015 and 2014 was approximately $0.8 million, $1.7 million and $7.0 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Beginning balance, January 1	$14.6	$41.5	$39.3
Additions for tax positions related to current year	66.7	5.1	2.2
Additions for tax positions related to prior years	—	—	25.8
Reductions for tax positions related to prior years	(1.1)	(27.3)	—
Cash settlements	—	(2.3)	—
Expirations of statute of limitations	(10.8)	(2.4)	(25.8)
Ending balance, December 31	$69.4	$14.6	$41.5

During 2016, the Company recorded an unrecognized tax benefit related to the EPR clawback of $69.3 million net of $4.1 million of cumulative translation adjustments. Further, during 2016, the Company reversed unrecognized tax benefits due primarily to the expiration of the applicable statute of limitation of $11.9 million net of $0.6 million of cumulative translation adjustments. In 2015, the Company reversed $32.0 million of unrecognized benefits due mainly to the settlement of a U.S. tax audit. In 2014, the Company reversed $25.8 million of unrecognized tax benefits due to the expiration of the applicable statute of limitation. This expiration also had a correlative impact on other unrecognized tax benefits which resulted in the Company recording an unrecognized tax benefit of $25.8 million (excluding penalties and interest) during 2014.

As of December 31, 2016, 2015 and 2014, there were $69.4 million, $14.6 million and $41.5 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

We conduct business globally and, as a result, WABCO or one or more of our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, India, the Netherlands, Poland, the United Kingdom and the U.S. The Internal Revenue Service (IRS) has concluded its examination for all years prior to 2015. With no material exceptions, the Company is no longer subject to examinations by foreign tax authorities for years before 2008.

As a result of the allocation of purchase accounting (principally goodwill) to foreign subsidiaries, the book basis in the net assets of the foreign subsidiaries exceeds the related U.S. tax basis in the subsidiaries' stock. Such investments are considered permanent in duration and accordingly, no deferred taxes have been provided on such differences, which are significant. As stated above, no provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are permanently reinvested outside of the U.S., except for Brazil's current year earnings. The Company continues to assert permanent reinvestment outside the U.S. with respect to the remainder of its foreign earnings and at this time, does not have any plans or needs to repatriate additional earnings to the U.S. from its foreign subsidiaries except for Brazil.

In addition, due to the receipt in the fourth quarter of 2013 of an exceptional refund including interest from the European Commission that increased earnings beyond these operational, strategic and other needs outside the U.S., the Company has previously recorded a tax provision on $300.0 million of its Belgian affiliate’s earnings for which the Company does not assert permanent reinvestment outside the U.S. This deferred U.S tax on undistributed earnings is offset by applicable deferred foreign taxes to enable our Dutch international holding company or its subsidiaries to make the $300.0 million distribution to the U.S. and to enable additional investments in foreign operations. The Company estimates the amount of its permanently reinvested unremitted foreign earnings to be approximately $1.1 billion as of December 31, 2016; however, it is not practicable to estimate the U.S. and foreign taxes that would arise if the earnings that are considered permanently reinvested were remitted to the U.S.

NOTE 17.	Tax and Indemnification Liabilities Transferred from Trane to WABCO

Pursuant to the Tax Sharing Agreement between Trane and WABCO, entered into on July 16, 2007, and other agreements with Trane as filed in WABCO’s Form 10 prior to its spin-off from Trane, WABCO is responsible for certain tax contingencies and indemnification liabilities. As of December 31, 2016, the Company had probable indemnification liabilities of $0.1 million, compared to $0.7 million as of December 31, 2015, all of which are classified within long-term liabilities on the balance sheet. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

For the year ended December 31, 2016, no indemnification liabilities were reversed, as compared to $1.2 million and $4.3 million reversed for the years ended December 31, 2015 and 2014, respectively, due to the settlement of foreign tax audits and expiration of statutes of limitations. We also paid indemnification liabilities of $0.5 million during 2016 in relation to the above.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from American Standard. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the claims as of December 31, 2016 was $51.2 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and the likelihood of loss is not probable and thus no accrual is required at this time.

NOTE 18. Related Party Transactions

Investments in and Advances to Unconsolidated Joint Ventures

WABCO has three investments in affiliates that are accounted for under the equity method:

•	Meritor WABCO, in which WABCO has a 50% equity ownership. Meritor WABCO markets braking systems products and sells the majority of WABCO products in the United States.

•	WABCO Automotive South Africa (WABCO SA), in which WABCO has a 49% equity ownership. WABCO SA is a distributor of breaking systems products and sells WABCO products primarily in South Africa.

•
WABCOWURTH Workshop Services GmbH (WABCOWURTH), in which WABCO has a 50% equity ownership. WABCOWURTH supplies commercial vehicle workshops, fleet owners and operators and end users internationally with its multi-brand technology diagnostic system.

As of December 31, 2016, WABCO has net investments in and advances to Meritor WABCO of $15.2 million, WABCO SA of $4.2 million and WABCOWURTH of $0.1 million. WABCO received dividends from the joint ventures of $29.8 million, $27.5 million and $23.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2016	2015	2014	2016	2015	2014
Meritor WABCO	$167.6	$228.7	$218.7	$0.1	$—	$0.7
WABCO SA	3.6	4.8	4.5	4.3	3.9	—
WABCOWURTH	0.2	0.2	0.2	0.3	0.2	0.3

(Amounts in millions)	WABCO Receivables from		WABCO Payables to
Joint Venture	2016	2015	2016	2015
Meritor WABCO	$27.1	$35.6	$0.2	$0.2
WABCO SA	1.0	1.6	—	—
WABCOWURTH	—	—	—	—

Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures as of December 31, 2016. The first of these joint ventures is in Japan with Sanwa-Seiki where the joint venture distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

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

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture	2016	2015	2014	2016	2015	2014
Sanwa-Seiki	$—	$—	$—	$22.8	$25.7	$31.3
Cummins	75.7	88.7	86.0	0.1	—	—
FUWA	7.1	7.1	6.3	—	—	—

NOTE 19. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. Our largest customer is Daimler, which accounted for 10% of our sales in 2016 and 2015 and 11% in 2014. Volvo, our next largest customer, accounted for 8% of our sales in 2016 and 2015 and 10% in 2014. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company's chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment.

European sales for the years ended December 31, 2016, 2015 and 2014 accounted for 54%, 56% and 59% of total sales, respectively. Asian sales for the years ended December 31, 2016, 2015 and 2014 accounted for 24%, 22% and 19% of total sales, respectively. We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. We continue to be strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

Geographic Data

	Year Ended December 31,
(Amounts in millions)	2016	2015	2014
Product Sales:
OEM	$2,101.0	$1,949.8	$2,099.4
Aftermarket	709.0	677.7	751.6

Sales - Geographic distribution (a):
United States	$399.9	$437.1	$383.5
Europe (countries below are included in this total)	1,509.2	1,464.3	1,668.5
Germany	618.9	588.3	698.7
France	83.6	83.9	89.8
Netherlands	108.8	96.1	101.0
Sweden	185.9	176.4	206.8
Other (countries below are included in this total)	900.9	726.1	799.0
Japan	107.7	93.9	105.4
China	290.4	233.9	221.8
Brazil	71.4	73.7	156.7
India	202.1	168.8	127.1
Total sales	$2,810.0	$2,627.5	$2,851.0

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2016	2015	2014
Long-lived Assets (b)
Geographic distribution:
United States	$92.6	$46.2	$22.0
Europe (countries below are included in this total)	623.6	660.2	727.4
Germany	262.0	268.9	284.9
Poland	126.0	130.0	127.6
Other (countries below are included in this total)	236.2	191.6	212.5
India	94.6	95.0	97.2
China	54.6	61.6	66.0
Total long-lived assets	$952.4	$898.0	$961.9

(b)	Amounts are presented on a net basis and exclude deferred tax assets and investments in unconsolidated joint ventures.

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

Cash Flow Hedges

During the first quarter of 2015, the Company entered into and settled treasury rate lock agreements which were designated as cash flow hedges in anticipation of issuing the Senior Notes as discussed in Note 14. A loss related to these cash flow hedges of $1.3 million, net of taxes of $0.7 million, has been recognized in other comprehensive income upon settlement of these treasury rate lock agreements in 2015. The related amount of hedge ineffectiveness was immaterial. The amount of unrealized loss reclassified to earnings for the years ended December 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively.

Net Investment Hedges

During the third and fourth quarters of 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. Due to the the high degree of effectiveness between the hedging instrument and the exposure being hedged, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI) for the year ended December 31, 2016.

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 14, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2016, there was no hedge ineffectiveness and a gain of $6.3 million, net of taxes of $3.9 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2016 and 2015, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amount in millions)		As of December 31, 2016		As of December 31, 2015
Foreign Currency	Unit of Measure	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	495.0	64.2	194.0	24.4
Hong Kong Dollar	HKD	294.5	34.6	295.0	31.8
British Pound	GBP	12.7	14.2	11.2	13.9
Brazilian Real	BRL	43.1	11.7	*	*

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of December 31, 2016 and 2015, respectively, the aggregate notional amount of forward contracts outstanding was €146.9 million ($154.1 million at December 31, 2016 exchange rates) and €107.7 million ($117.7 million at December 31, 2015 exchange rates) with an average duration of one month. The fair value of the derivatives was immaterial as of December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, the Company recognized net gains on its derivative instruments of $1.6 million and $6.0 million, respectively. When combined with the revaluation of assets and liabilities, these foreign exchange contracts resulted in a net non-operating loss of $0.2 million in 2016 and a net non-operating gain of $0.3 million in 2015.

NOTE 21. Business Combinations

Acquisition of MICO, Inc.

On February 1, 2016, the Company acquired MICO, Inc. (MICO) for cash consideration of $66.4 million, excluding cash acquired of $6.4 million, resulting in net cash paid of $60.8 million. MICO manufactures and markets hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of December 31, 2016. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$6.4
Trade receivables	5.8
Inventory	11.8
Property, plant and equipment	17.5
Intangible assets	14.3
Other assets acquired	3.0
Other liabilities assumed	(7.4)
Identifiable net assets acquired	$51.4
Goodwill	15.0
Net purchase consideration	$66.4

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of December 31, 2016 pending receipt of a final valuation of tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

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

Other Acquisitions

On February 1, 2016, the Company acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

NOTE 22. Quarterly Data (Unaudited)

	Year 2016
(Amounts in millions)	First	Second	Third	Fourth
Sales	$688.7	$732.2	$675.4	$713.7
Cost of sales	475.2	502.2	462.7	495.8
Gross profit	213.5	230.0	212.7	217.9
Income before income taxes	91.3	99.3	83.9	94.5
Income tax expense/(benefit)	101.1	20.4	(16.4)	16.7
Net (loss)/income attributable to Company	$(13.4)	$75.1	$98.1	$63.1
Net (loss)/income per common share
Basic	$(0.24)	$1.34	$1.77	$1.15
Diluted	$(0.24)	$1.33	$1.76	$1.15

	Year 2015
(Amounts in millions)	First	Second	Third	Fourth
Sales	$652.2	$661.1	$643.6	$670.6
Cost of sales	438.6	453.6	479.0	470.8
Gross profit	213.6	207.5	164.6	199.8
Income before income taxes	93.3	86.8	36.1	81.3
Income tax expense/(benefit)	18.5	18.5	(5.2)	(20.3)
Net income attributable to Company	$71.9	$65.8	$38.8	$98.7
Net income per common share
Basic	$1.23	$1.13	$0.67	$1.73
Diluted	$1.22	$1.12	$0.67	$1.71

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Chief Financial Officer in their evaluation of the Company's disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During 2016, we acquired MICO and LCL as discussed in Note 21 of Notes to the Consolidated Financial Statements. Total assets as of December 31, 2016 and total revenues for the year ended December 31, 2016 related to these acquired operations were $109.6 million and $49.8 million, respectively. As permitted by the SEC, we have elected to exclude MICO and LCL from our assessment of internal control over financial reporting as of December 31, 2016. Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WABCO Holdings Inc. and Subsidiaries

We have audited WABCO Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). WABCO Holdings Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MICO, Inc. and Laydon Composites Ltd., which are included in the December 31, 2016 consolidated financial statements of WABCO Holdings Inc. and subsidiaries and constituted $109.6 million of total assets as of December 31, 2016 and $49.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of WABCO Holdings Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of MICO Inc. and Laydon Composites Ltd.

In our opinion, WABCO Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL

Represented by:
/s/ Wim Van Gasse, Partner *
Brussels, Belgium
February 17, 2017

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Expense	Deductions	Other Additions (a)	Foreign Currency Translation Effects	Balance End of Period
2016:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,895	1,591	(830)	—	(177)	6,479
2015:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,524	974	(159)	—	(444)	5,895
2014:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	4,999	384	(817)	1,463	(505)	5,524

(a) Relates to allowances for doubtful accounts receivable assumed through the acquisition of Tavares in 2014 as discussed in Note 21 of Notes to the Consolidated Financial Statements of the Company's 2015 Form 10-K.

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 17, 2017
Jacques Esculier	(Principal Executive Officer)

/s/ Prashanth Mahendra-Rajah	Chief Financial Officer	February 17, 2017
Prashanth Mahendra-Rajah

/s/ Sean Deason	Vice President, Controller & Assistant Secretary	February 17, 2017
Sean Deason

*	Director	February 17, 2017
Jean-Paul L. Montupet

*	Director	February 17, 2017
G. Peter D'Aloia

*	Director	February 17, 2017
Dr. Juergen Gromer

*	Director	February 17, 2017
Mary Petrovich

*	Director	February 17, 2017
Henry R. Keizer

*	Director	February 17, 2017
Michael T. Smith

*	Director	February 17, 2017
Thomas Gross

*	Director	February 17, 2017
David N. ("Nick") Reilly

* Signed by Attorney-in-fact

/s/ Lisa J. Brown
Lisa J. Brown Attorney-in-fact

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Certain of the following exhibits, designated with an asterisk (*) are filed herewith. The exhibits not so designated have been previously filed by the registrant with the Commission and are incorporated herein by reference to the documents indicated in parentheses, following the descriptions of such exhibits. Certain of the following exhibits, designated with a double asterisk (**) are management contracts or compensatory plans or arrangements.

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

10.4	WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company's Form S-8 (File No. 333-144906), filed on July 27, 2007 and herein incorporated by reference).**

10.5
Amendment to WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Exhibit 10.5 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).**

10.6
Amended and Restated WABCO Holdings Inc.2009 Omnibus Incentive Plan (previously filed as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 19, 2013 and herein incorporated by reference).**

10.7
Form of Indemnification Agreement for executive officers and members of the Board of Directors (previously filed as Exhibit 10.6 to the Company's Form 10-12B, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).**

10.8
Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.9
Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.10
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.11
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.12
Form of WABCO Holdings Inc 2009 Omnibus Incentive Plan Performance-Based Restricted Unit Grant Agreement (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on July 28, 2011 and herein incorporated by reference).**

10.13
Form of Director Deferred Stock Unit Award Agreement under the WABCO Holdings Inc 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33332), filed on July 26, 2013 and herein incorporated by reference).**

10.14
WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.15
Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on July 14, 2008 and herein incorporated by reference).**

10.16
Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.14 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.17
Amendment No. 3 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of January 1, 2012 (previously filed as Exhibit 10.17 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).**

10.18
Amendment No. 4 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of November 30, 2012 (previously filed as Exhibit 10.18 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

10.19	WABCO Holdings Inc. Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Form S-8 (File No. 333-148972), filed on January 31, 2008 and herein incorporated by reference).**

10.20
Amendment to WABCO Holdings Inc. Deferred Compensation Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.16 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.21	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.22
Amendment to WABCO Holdings Inc. Supplemental Savings Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.18 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.23
Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document) (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on May 7, 2009 and herein incorporated by reference).**

10.24
Partnership Agreement, dated January 9, 1990, as amended by Amendment No. 1 thereto, dated May 29, 1990, and Amendment No. 2 thereto, entered into as of May 10, 2006, of Meritor WABCO Vehicle Control Systems (formerly known as Rockwell WABCO Vehicle Control Systems), by and between WABCO Automotive Control Systems, Inc. and ArvinMeritor Brake Holdings, Inc. (successor-in-interest to Rockwell Brake Systems, Inc.) (previously filed as Exhibit 10.5 to the Company's Form 10-12B (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).

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

10.26
Management Agreement, effective as of January 1, 2012 between WABCO Europe SPRL/BVBA and Jacques Esculier (previously filed as Exhibit 10.31 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

10.27
Offer letter from the Company to Prashanth Mahendra-Rajah, dated March 20, 2014 (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on April 25, 2014 and herein incorporated by reference).**

10.28
Offer letter from the Company to Leon Liu, dated June 5, 2014 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on July 25, 2014 and herein incorporated by reference).**

10.29
Management Agreement effective January 1, 2012 between WABCO Europe SPRL/BVBA and Nick Rens (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on October 20, 2016 and herein incorporated by reference).**

10.30
Stock Purchase Agreement, made on February 12, 2014, among Creafund Transics Shares Stille Maatschap, Ludwig Lemenu, Walter Mastelinck, Cassel BVBA, Uniholding SA and WABCO Europe BVBA (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on April 25, 2014 and herein incorporated by reference).

10.31
Note Purchase Agreement, dated May 8, 2015, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on May 11, 2015 and herein incorporated by reference).

10.32
Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 24, 2015 (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 24, 2015 and herein incorporated by reference).**

10.33
Amendment Agreement dated September 30, 2015 relating to a $400,000,000 Amended and Restated Facility Agreement for WABCO Holdings Inc. arranged by Citibank, N.A., London Branch, ING Belgium S.A./N.V., Bank of America Merrill Lynch International Limited, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas Fortis S.A./N.V., Credit Lyonnais, The Royal Bank of Scotland Plc and UniCredit AG as Lenders (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33332), filed on October 6, 2015 and herein incorporated by reference).

10.34
Note Purchase Agreement, dated October 17, 2016, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on October 20, 2016 and herein incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, Dr. Juergen Gromer, Henry R. Keizer, Mary Petrovich, Michael T. Smith, Thomas Gross, Jean-Paul L. Montupet and David N. ("Nick") Reilly).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings Inc.'s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on February 17, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Consolidated Financial Statements.