Form 10-Q
period 2017-03-31
WABCO Holdings Inc.
filed 2017-04-21
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code +32 2 663 98 00
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 17, 2017	54,104,627

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2017	2016
Sales	$747.3	$688.7
Cost of sales	507.1	474.0
Gross profit	240.2	214.7
Operating expenses:
Selling and administrative expenses	91.9	86.1
Research, development and engineering expenses	38.8	34.6
Other operating expense, net	1.0	1.4
Operating income	108.5	92.6
Equity income of unconsolidated joint ventures, net	5.7	7.2
Other non-operating expense, net	(10.7)	(5.5)
Interest expense, net	(3.9)	(3.0)
Income before income taxes	99.6	91.3
Income tax expense	15.3	101.1
Net income/(loss) including noncontrolling interests	84.3	(9.8)
Less: net income attributable to noncontrolling interests	3.6	3.6
Net income/(loss) attributable to Company	$80.7	$(13.4)
Net income/(loss) attributable to Company per common share
Basic	$1.49	$(0.24)
Diluted	$1.48	$(0.24)
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	54,299,058	56,485,052
Diluted	54,513,323	56,485,052

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2017	2016
Net income/(loss) including noncontrolling interests	$84.3	$(9.8)
Currency translation adjustments	36.5	36.9
Employee benefit plans adjustment, net	1.9	(3.3)
Unrealized gains on hedges, net	—	0.1
Comprehensive income	122.7	23.9
Less: comprehensive income attributable to noncontrolling interests	6.3	3.8
Comprehensive income attributable to Company	$116.4	$20.1

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$801.0	$862.5
Short-term investments	53.3	—
Accounts receivable, less allowance for doubtful accounts of $7.2 in 2017 and $6.5 in 2016	557.9	493.7
Inventories:
Finished products	119.2	102.9
Products in process	13.7	14.2
Raw materials	114.0	106.5
Income tax receivable	3.1	—
VAT receivable	42.2	65.1
Guaranteed notes receivable	57.1	53.6
Investments in repurchase agreements	131.8	128.7
Other current assets	58.5	46.8
Total current assets	1,951.8	1,874.0
Property, plant and equipment, less accumulated depreciation	417.6	408.6
Goodwill	406.7	399.2
Deferred tax assets	186.4	208.8
Investments in unconsolidated joint ventures	18.6	20.8
Intangible assets, net	76.4	78.9
Other assets	79.1	65.7
TOTAL ASSETS	$3,136.6	$3,056.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$0.4	$0.2
Accounts payable	204.2	171.9
Accrued payroll	107.8	101.8
Current portion of warranties	31.5	32.2
VAT payable	24.4	40.1
Accrued expenses	75.6	69.4
Promotion and customer incentives	23.7	31.9
Other accrued liabilities	95.4	83.4
Total current liabilities	563.0	530.9
Long-term debt	967.1	958.9
Pension and post-retirement benefits	602.8	590.6
Deferred tax liabilities	106.3	138.8
Long-term income tax liabilities	2.3	2.9
Other liabilities	63.8	66.6
TOTAL LIABILITIES	2,305.3	2,288.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,823,390 in 2017; 78,701,273 in 2016; and shares outstanding: 54,103,358 in 2017; 54,491,918 in 2016	0.8	0.8
Capital surplus	862.0	861.2
Treasury stock, at cost: 24,720,032 shares in 2017; 24,209,355 shares in 2016	(1,802.1)	(1,744.4)
Retained earnings	2,241.8	2,161.1
Accumulated other comprehensive loss	(541.6)	(577.3)
Total shareholders’ equity	760.9	701.4
Noncontrolling interests	70.4	65.9
Total equity	831.3	767.3
TOTAL LIABILITIES AND EQUITY	$3,136.6	$3,056.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2017	2016
Operating activities:
Net income/(loss) including noncontrolling interests	$84.3	$(9.8)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	19.4	17.4
Amortization of intangibles	5.2	4.9
Equity in earnings of unconsolidated joint ventures, net of dividends received	2.2	3.8
Non-cash stock compensation	3.5	3.4
Non-cash interest expense and debt issuance cost amortization	5.4	3.9
Deferred income tax (benefit)/expense	(6.1)	79.5
Pension and post-retirement benefit expense	15.9	9.6
Gain on sale or disposal of property, plant and equipment	(0.5)	—
Changes in assets and liabilities:
Accounts receivable, net	(52.7)	(22.0)
Inventories	(18.2)	(16.8)
Accounts payable	29.2	31.2
Other accrued liabilities and taxes	(14.7)	(6.1)
Other current and long-term assets	(8.7)	1.9
Other long-term liabilities	(4.7)	(2.2)
Pension and post-retirement benefit payments	(5.2)	(5.5)
Net cash provided by operating activities	54.3	93.2
Investing activities:
Purchases of property, plant and equipment	(13.3)	(26.5)
Investments in capitalized software	(1.1)	(3.4)
(Purchases)/proceeds of short-term investments, net	(54.9)	38.9
Acquisitions of businesses, net	—	(62.7)
Net cash used in investing activities	(69.3)	(53.7)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	0.3	132.0
Net borrowings of short-term debt	—	0.1
Purchases of treasury stock	(59.7)	(62.5)
Taxes withheld and paid on employee stock award vestings	(4.2)	(5.8)
Dividends to noncontrolling interest holders	(1.8)	(0.9)
Proceeds from exercise of stock options	3.5	1.2
Net cash (used)/provided in financing activities	(61.9)	64.1
Effect of exchange rate changes on cash and cash equivalents	15.4	17.9
Net (decrease)/increase in cash and cash equivalents	(61.5)	121.5
Cash and cash equivalents at beginning of period	862.5	515.2
Cash and cash equivalents at end of period	$801.0	$636.7
Cash paid during the period for:
Interest	$7.6	$4.1
Income taxes	$13.8	$7.5
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K.

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year presentation as a result of the Company's adoption during the current year of a new accounting standard.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2017.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the FASB issued Accounting Standards Update 2017-07 (ASU 2017-07) Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income.

ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted the provisions of ASU 2017-07 as of January 1, 2017, and applied the change retrospectively in its condensed consolidated statements of operations, by reclassifying $1.2 million from cost of sales and $4.4 million from selling and administrative expenses to other non-operating expenses for the three-month period ended March 31, 2016.

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

Pending Adoption of Recently Issued Accounting Standards

In October 2016, the FASB issued ASU 2016-16 Intra-entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

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

ASU 2014-09 permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting ASU 2014-09 using the full retrospective method along with a number of practical expedients available under the standard. Successful adoption of ASU 2014-09 is contingent on the completion of an analysis of the cumulative impact on prior periods’ financial information as well as the completion of upgrades to the accounting information system, including upgrades to software procured from third-party providers.

While we are still evaluating all potential impacts of ASU 2014-09, we currently believe the most significant impact relates to our accounting for revenue in relation to our product engineering activities and our sales to OEM customers. Specifically, under ASU 2014-09 we expect to recognize certain reimbursements received from customers related to product engineering as revenue. We are also assessing whether revenue from sales to OEM customers of products with no alternative use should be recognized over time instead of at a point in time. Due to the complexity of certain of our agreements with OEM customers, the actual revenue recognition treatment required under ASU 2014-09 will be dependent on contract-specific terms, and may vary in some instances.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the condensed consolidated financial statements.

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Amount in millions)	2017	2016
Foreign currency translation adjustments (1):
Balance at beginning of period	$(328.7)	$(271.2)
Adjustment for the period	33.8	29.9
Balance at end of period	(294.9)	(241.3)

Losses on intra-entity transactions (2):
Balance at beginning of period	(11.4)	(15.2)
Adjustment for the period	—	6.8
Balance at end of period	(11.4)	(8.4)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2
Adjustment for the period	—	—
Amounts reclassified to earnings, net	—	—
Balance at end of period	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.0)	(1.2)
Adjustment for the period	—	—
Amounts reclassified to earnings, net	—	0.1
Balance at end of period	(1.0)	(1.1)

Pension and post-retirement plans:
Balance at beginning of period	(236.4)	(220.5)
Other comprehensive income before reclassifications	(3.7)	(6.1)
Amounts reclassified to earnings, net (3)	5.6	2.8
Balance at end of period	$(234.5)	$(223.8)

Accumulated other comprehensive loss at end of period	$(541.6)	$(474.4)

(1) This accumulated other comprehensive loss component includes the realized gain on settled forward contracts accounted for as net investment hedges of $9.3 million, net of taxes of $5.8 million. Additionally, this component includes the unrealized gain on the Senior EUR notes, which have been designated as a net investment hedge, of $1.3 million, net of taxes of $0.8 million. See Note 13 for further discussion.

(2) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) This accumulated other comprehensive loss component, net of taxes of $1.7 million and $1.2 million for the three months ended March 31, 2017 and 2016, is included in the computation of net periodic pension cost. See Note 12 for additional details.

NOTE 4.	Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2017 and 2016 were $53.2 million and $18.2 million, respectively. Expenses related to discounting these notes for the three months ended March 31, 2017 amounted to $0.4 million and are included in other non-operating expense, net. There were no expenses related to discounting for the three months ended March 31, 2016. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and equal their carrying amounts of $57.1 million and $53.6 million as of March 31, 2017 and December 31, 2016, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of March 31, 2017 or December 31, 2016.

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

	Three Months Ended March 31,
	2017	2016
Weighted average incremental shares included	214,265	—
Shares excluded due to anti-dilutive effect	29,118	—

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the three month period ended March 31, 2017.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	62,208	17,632	79,840
Shares issued upon vesting of RSUs	35,547	2,429	37,976
Shares issued upon vesting of PSUs	24,362	7,262	31,624
Shares purchased for treasury	—	(538,000)	(538,000)
Balance, March 31, 2017	78,823,390	(24,720,032)	54,103,358

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of March 31, 2017 the Company has reissued a total of 70,686 treasury shares related to certain employee vestings under its equity incentive program.

The share repurchase programs approved by the Board of Directors are as follow:

(Amounts in millions)
Date of authorization	Authorized amount	Date of commencement	Date of expiration
May 26, 2011	400.0	June 1, 2011	May 31, 2013
October 26, 2012	400.0	October 26, 2012	December 31, 2014
October 29, 2013	200.0	October 29, 2013	December 31, 2014
December 5, 2014	500.0	December 5, 2014	December 31, 2016
December 2, 2016	600.0	January 1, 2017	December 31, 2018
	$2,100.0

As of March 31, 2017, the Company has repurchased a total of $1,530.7 million of shares under the five repurchase programs effective through this date, leaving an unexpended balance of $540.3 million available for share repurchases. The Company plans to continue to repurchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of March 31, 2017, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three month periods ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2017	2016
Stock-based compensation	$3.5	$3.4

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	69,012	$114.78	85,237	$91.41
PSUs Granted	69,012	$116.41	82,558	$91.35
DSUs Granted	—		474	$105.56
Total Awards	138,024		168,269

The RSUs granted during the periods presented above have vesting terms as follow:

	Three Months Ended March 31,
	2017	2016
Vest in equal annual installments over three years	69,012	83,116
Vest after three years	—	2,121
Total RSUs granted	69,012	85,237

NOTE 8.	Debt

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes will be payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2017. As of March 31, 2017, the outstanding debt balance net of unamortized debt issuance costs was $468.2 million.

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or part of the Senior EUR Notes plus any accrued and unpaid interest to the date of prepayment and certain penalties as defined in the note purchase agreement (the EUR Note Purchase Agreement). The Company may also be required, subject to certain events and conditions, to make an offer to prepay all of the Senior EUR Notes including any accrued and unpaid interest to the date of prepayment. Each holder has the option to accept or reject such offer to prepay.

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2017.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain losses associated with swap breakage resulting from the Company's failure to issue the Senior EUR Notes on the closing date, from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior USD Notes

On June 25, 2015, the Company issued an aggregate amount of $500.0 million of senior unsecured notes (collectively, the Senior Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series A Notes	$150.0	2.83%	June 25, 2022
Series B Notes	200.0	3.08%	June 25, 2025
Series C Notes	150.0	3.18%	June 25, 2027
	$500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2016. As of March 31, 2017, the outstanding debt balance net of unamortized debt issuance costs was $498.3 million.

The proceeds from the Senior Notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or part of the Senior Notes plus any accrued and unpaid interest to the date of prepayment and certain penalties as defined in the note purchase agreement (Note Purchase Agreement). The Company may also be required, subject to certain events and conditions, to make an offer to prepay all of the Senior Notes including any accrued and unpaid interest to the date of prepayment. Each holder has the option to accept or reject such offer to prepay.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2017.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options) and amend the applicable margins on the original revolving credit facility. The term of the 2015 Facility was subsequently extended by an additional one year to expire on September 30, 2021. As of March 31, 2017, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of March 31, 2017, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, there were no balances outstanding on these facilities and an incremental ability to borrow $500 million.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of March 31, 2017.

Other Debt

As of March 31, 2017, the Company's various subsidiaries had borrowings from banks totaling $1.0 million, of which $0.6 million was classified as long-term debt. The remaining $0.4 million supports local working capital requirements. This is in comparison to $0.8 million as of December 31, 2016 of which $0.6 million was classified as long-term debt.

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
most current warranty claims information available.

The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Amount in millions)	2017	2016
Balance of warranty costs accrued, beginning of period	$49.3	$40.9
Warranty costs accrued	4.5	5.8
Warranty claims settled	(5.6)	(4.7)
Foreign exchange translation effects	0.7	1.4
Balance of warranty costs accrued, end of period	$48.9	$43.4
Current liability, included in current portion of warranties	$31.5	$25.0
Long-term liability, included in other liabilities	$17.4	$18.4

Warranty costs accrued	$4.5	$5.8
Less: received and anticipated recoveries from suppliers	(0.3)	(0.6)
Warranty costs net of received and anticipated recoveries	$4.2	$5.2

In 2016, the Company initiated a recall and service campaign related to certain defects in components from one of our suppliers. The defective parts impacted certain shipments to our customers over a two month period. The Company currently estimates the costs of the warranty campaign to be $26.9 million, substantially all of which the Company expects to be recovered from the supplier and has been reflected within other current assets on the condensed consolidated balance sheets. The Company anticipates the majority of this campaign to conclude in the second quarter of 2017.

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $39.1 million, of which $31.6 million is related to statutorily-required guarantees for tax and other litigation, $0.2 million is related to letters of credit, and $7.3 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 31, 2017 and as of December 31, 2016, the Company had approximately $28.1 million and $24.3 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2017 was $53.6 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 10.	Income Taxes

The income tax expense was $15.3 million on pretax income of $99.6 million before adjusting for noncontrolling interest for the three months ended March 31, 2017, and $101.1 million on pretax income of $91.3 million for the three months ended March 31, 2016. Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law.

During the first quarter of 2016, the income tax provision included a non-cash tax expense of $86.4 million related to the Belgian Excess Profit Ruling (EPR) program.

Unrecognized tax benefits at March 31, 2017 amounted to $70.9 million, of which $2.3 million was classified as a long-term liability. The remaining unrecognized tax benefits of $68.6 million, including the $66.4 million related to the clawback under the EPR program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals would result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). Production at both facilities is expected to be transferred to other facilities within the Company's globally integrated supply chain by the end of 2017.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the three month period ended March 31, 2017.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2016	$27.8
Reversals during the first three months of 2017	(0.4)
Payments during the first three months of 2017	(2.8)
FX effects	0.5
Balance as of March 31, 2017	$25.1
Other Programs
Balance as of December 31, 2016	$23.4
Charges during the first three months of 2017	0.3
Payments during the first three months of 2017	(2.8)
FX effects	0.5
Balance as of March 31, 2017	$21.4
Total streamlining liability as of March 31, 2017	$46.5

A balance of $32.0 million has been included in other liabilities (non-current) and $14.5 million has been included in other accrued liabilities (current) as of March 31, 2017.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Charges for three months Ended March 31, 2017		Charges for three months Ended March 31, 2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(3.4)	$0.2	$3.7	$0.2
Employee-related charges – selling and administrative	2.9	—	1.7	—
Other streamlining charges	0.1	0.1	0.2	—
Total program costs	$(0.4)	$0.3	$5.6	$0.2

Streamlining costs incurred for other programs for the three months ended March 31, 2017 and 2016 related to headcount reductions primarily driven by the Company's continued cost optimization efforts. There were no amounts recorded during each of these periods related to footprint relocations or site closures.

NOTE 12.	Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$4.9	$0.2	$4.0	$—
Interest cost on the projected benefit obligation	3.4	0.1	4.4	0.1
Less: assumed return on plan assets	(1.2)	—	(1.7)	—
Amortization of net loss	8.4	0.1	2.6	0.2
Pension and post-retirement benefit plan cost	$15.5	$0.4	$9.3	$0.3

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2017, as well as payments of benefits incurred by unfunded plans, were in line with the expectations for 2017 and also in line with the contributions made during 2016.

Pension and post-retirement benefit plan cost is included in cost of sales, selling and administrative expenses and non-operating expenses on the condensed consolidated statements of operations.

NOTE 13.	Derivative Instruments and Hedging Activities

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

The Company recognizes all derivative financial instruments in the condensed consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the condensed consolidated balance sheets. Level 2 inputs used by the Company in valuing its derivative instruments include model-based valuation techniques for which all significant assumptions are observable in the market.

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

Net Investment Hedges

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and March 31, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 8, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2017, there was no hedge ineffectiveness and a gain of $1.3 million, net of taxes of $0.8 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2017 and December 31, 2016, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amount in millions)		As of March 31, 2017		As of December 31, 2016
Foreign Currency	Unit of Measure	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	495.0	71.5	495.0	64.2
Hong Kong Dollar	HKD	294.5	37.6	294.5	34.6
Polish Zloty	PLN	84.0	21.2	*	*
British Pound	GBP	12.0	14.8	12.7	14.2
Brazilian Real	BRL	*	*	43.1	11.7

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of March 31, 2017, forward contracts for an aggregate notional amount of €164.3 million ($175.4 million at March 31, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the three months ended March 31, 2017 and 2016 amounted to $0.6 million and $0.1 million, respectively. The majority of these exchange contracts were entered into on March 30, 2017. The fair value of these derivatives was $0.5 million at March 31, 2017.

NOTE 14.	Business Combinations

Acquisition of MICO, Inc.

On February 1, 2016, the Company acquired MICO, Inc. (MICO) for cash consideration of $66.4 million, excluding cash acquired of $6.4 million, resulting in net cash paid of $60.8 million. MICO manufactures and markets hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles in agriculture, construction, mining and similar industries.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of March 31, 2017. The following table summarizes the allocation of the net purchase consideration:

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of March 31, 2017. The following table summarizes the allocation of the net purchase consideration:

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
Executive Overview

In the first quarter of 2017, we once again outperformed the market in most regions with a sales growth compared to one year ago of 8.5% on a reported basis and 11.0% excluding foreign currency translation effects. This outperformance was realized primarily in China and, to a lesser extent, other regions including India and South America. Our global aftermarket sales increased 0.7% (2.1% excluding foreign currency translation effects) in the first quarter of 2017 from continuous growth in key regions partially offset by a drop in India after the demonetization as well as in the Middle East and Turkey due to political uncertainty.

During the first quarter of 2017, the WABCO Operating System (WOS) continued to enable fast and flexible responses to major market changes, delivering $21.4 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.1% of total materials cost, while inflation in raw material prices resulted in net materials productivity of 4.8%. Conversion productivity represented 8.1% for the first quarter of 2017.

As previously disclosed, we and the Belgian Government have (separately) appealed the 2016 decision of the European Commission which invalidated the Belgian excess profit ruling (EPR) program that we and many other companies had participated in since 2004 and required a clawback of all past tax benefits received under the program. We have sought and obtained an alternative tax relief for 2015 and future years under Belgium’s Patent Income Deduction (PID), and which we continue to seek for the 2013 and 2014 tax years as well. If relief is granted for 2013 and 2014 the potential tax benefit impact in a subsequent quarter could be in aggregate up to $32 million.

Results of Operations
Approximately 86% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2017 compared with 2016 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

First Quarter Results of Operations for 2017 Compared with 2016

	Three Months Ended March 31,			Excluding foreign exchange translation **
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$747.3	$688.7	8.5%	$764.3	11.0%
Cost of sales	507.1	474.0	7.0%	517.2	9.1%
Gross profit	240.2	214.7	11.9%	247.1	15.1%

Operating expenses	131.7	122.1	7.9%	135.0	10.6%
Equity income of unconsolidated joint ventures	5.7	7.2	(20.8)%	5.7	(20.8)%
Other non-operating expense, net	(10.7)	(5.5)	94.5%	(11.8)	114.5%
Income tax expense	15.3	101.1	(84.9)%	15.7	(84.5)%

* Percentage change not meaningful
** Amounts translated using average exchange rates for the three month period ending March 31, 2016

Sales

Our sales for the first quarter of 2017 were $747.3 million, an increase of 8.5% (11.0% excluding foreign currency translation effects) from $688.7 million in 2016.

Total sales in Europe, our largest market, increased 4.8% (8.6% excluding foreign currency translation effects) for the first quarter of 2017. While the truck and bus market grew 10%, sales growth was adversely affected by two factors. We experienced a negative sales growth mix due to a higher-than-proportionate growth in Eastern Europe of 47% where we have a lower content per vehicle compared to Western Europe. We also saw the phase out of a program at a major gearbox supplier.

Sales in North America increased 2.8% (5.1% excluding foreign currency translation effects) driven by favorable year-over-year sales comparisons due to inventory reduction by our North American joint venture in the first quarter of 2016. This offset a 16% decrease in production of new trucks and buses. Sales in South America increased 24.6% (1.4% excluding foreign currency translation effects), driven primarily by growth in truck and bus production.

Total sales in Asia increased 26.2% (27.4% excluding foreign currency translation effects) compared to an estimated 26% increase in new vehicle production in the region. Sales in China grew 64.7% (73.5% excluding foreign currency translation effects) which was primarily supported by a 48% growth in truck and bus production as well as increased WABCO content per vehicle and higher penetration rate of ABS on light duty vehicles and favorable customer mix. Sales in India decreased 0.1% (0.9% excluding foreign currency translation effects) driven by a product launch of automatic slack adjusters offset by a decline in vehicle production. Japan increased 2.7% (1.3% excluding foreign currency translation effects) and sales in Korea increased 25.0% (23.0% excluding foreign currency translation effects), driven by growth in truck and bus production of 16.2%.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 0.7% (2.1% excluding foreign currency translation effects) in the first quarter of 2017 from continuous growth in key regions partially offset by a drop in India after the demonetization as well as in the Middle East and Turkey due to political uncertainty.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.1% of production and conversion cost savings, as well as 5.1% of material savings before the impact of commodity inflation, which had a negative impact of 0.3%, bringing net materials productivity to 4.8% for the first quarter of 2017.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended March 31, 2016	$474.0	$214.7

Increase/(decrease) due to:
Sales price reductions	—	(12.0)
Sales price reductions as % of sales		1.5%
Volume, mix and absorption	65.5	22.1
Material productivity	(12.5)	12.5
Conversion productivity	(8.9)	8.9
Labor inflation	3.5	(3.5)
Streamlining costs	(7.1)	7.1
Foreign exchange effects *	(10.9)	(6.1)
Other	3.5	(3.5)
Net increase	33.1	25.5

Cost of sales / gross profit for the three months ended March 31, 2017	$507.1	$240.2

* Foreign exchange impacts include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended March 31, 2016	$122.1

Increase/(decrease) due to:
Labor inflation	3.0
Incremental costs from acquisitions	1.6
Streamlining expenses	1.4
Research & development investments, net	4.4
Employee-related costs	1.6
Foreign exchange translation	(3.3)
Investments net of savings	0.9
Net increase	9.6

Operating expenses for the three months ended March 31, 2017	$131.7

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $1.5 million to $5.7 million for the first quarter of 2017 as compared to $7.2 million for the first quarter of 2016, primarily driven by lower income from our North American joint venture due to the market decline in the production of heavy-duty vehicles of 18%.

Other Non-Operating Expense, Net

Other non-operating expenses increased by $5.2 million to $10.7 million for the first quarter of 2017 as compared to $5.5 million for the first quarter of 2016, largely driven by higher pension and post-retirement benefit costs as a result of the lower interest rate environment applicable to our foreign pension and post-retirement benefit plans as well as a $3.0 million one-time charge to reflect a mortality update to one of our plans.

Income Taxes

The income tax expense for the first quarter of 2017 was $15.3 million on pre-tax income of $99.6 million before adjusting for noncontrolling interest, compared with $101.1 million on pre-tax income of $91.3 million before adjusting for noncontrolling interest in the first quarter of 2016. The income tax expense for the first quarter of 2016 included an income tax provision of $86.4 million with respect with the clawback of the tax benefits obtained under the EPR program for tax years 2012 to 2015. In the three months ended March 31, 2017 and 2016, the income tax provision was primarily the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, and the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Three Months Ended March 31, 2017

Operating activities - Net cash provided by operating activities was $54.3 million and $93.2 million for the first three months of 2017 and 2016, respectively. The Company recorded net income including noncontrolling interests of $84.3 million for the first three months of 2017 compared with a net loss of $9.8 million for the first three months of 2016 that was mainly due to $86.4 million of tax expense related to an uncertain tax position. Net income attributable to the Company in 2017 included noncash elements such as depreciation and amortization of $24.6 million and pension and post-retirement benefit expense of $15.9 million. Our use of working capital amounted to $41.7 million for the three months ended March 31, 2017 compared to $7.6 million for the three months ended March 31, 2016. This use of working capital results from increased business compounded by the sales growth being primarily in China which has higher working capital requirements.

Other accrued liabilities and taxes decreased $14.7 million for the first three months of 2017 compared to a decrease of $6.1 million for the first three months of 2016. The major driver of this decrease is due to payments made for our annual incentive compensation and tax-related items, partially offset by accruals for payroll. Other current and long-term assets for the first three months of 2017 increased $8.7 million compared to a decrease of $1.9 million for the first three months of 2016. This increase was mainly driven by an $11.7 million payment made into an escrow account in January 2017 with the Brazilian government due to legislative changes requiring a cash deposit in lieu of a bank guarantee for outstanding litigation related to WABCO Brazil's business for periods prior to the spin-off of WABCO from Trane, partially offset by lower taxes receivable. Other long-term liabilities for the first three months of 2017 decreased $4.7 million compared to a decrease of $2.2 million for the first three months of 2016, primarily driven by the continued shift from non-current to current liabilities on our streamlining accruals primarily related to our 2014/2015 Program as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Investing activities - Net cash used in investing activities amounted to $69.3 million and $53.7 million in the first three months of 2017 and 2016, respectively. The net cash usage for 2017 includes capital expenditures of $6.9 million of investments in tooling, $20.2 million in plant and equipment and $1.1 million in software to support the Company's long-term growth strategies. This is compared to $6.1 million of investments in tooling, $20.4 million in plant and equipment and $3.4 million in software during the first three months of 2016.

During the first three months of 2017, we entered into $156.5 million of repurchase agreements and received $154.9 million from the maturities of repurchase agreements, all of which were classified within other current assets on the condensed consolidated balance sheets. We also purchased $53.3 million of short-term investments. In comparison, during the first three months of 2016, we received $38.9 million from the maturity of a repurchase agreement and paid $62.7 million for business acquisitions including $60.8 million related to our acquisition of MICO as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements.

Financing activities - Net cash used by financing activities amounted to $61.9 million for the first three months of 2017 compared to net cash provided of $64.1 million for the first three months of 2016. Our total third-party debt increased $0.3 million for the first three months of 2017 compared to $132.1 million for the first three months of 2016 when we made additional borrowings on our revolving credit facilities mainly to finance our acquisitions of MICO and LCL and also to fund our share repurchase program.

During the first three months of 2017 and 2016, we repurchased shares for a total amount of $59.7 million and $62.5 million, respectively. The full amounts of repurchases were settled as of March 31, 2017 and 2016, respectively. We received $3.5 million of stock option proceeds in 2017 compared with $1.2 million in 2016. We also withheld $4.2 million of shares during the first three months of 2017 related to employee tax payments made during the period for equity award vestings, as compared to $5.8 million during the first three months of 2016.
Senior Notes

On November 15, 2016, the Company issued €440.0 million in aggregate principal amount of senior unsecured notes, comprised of €190 million of 0.84% senior unsecured notes due 2023, €80 million of 1.20% senior unsecured notes due 2026 and €170 million of 1.36% senior unsecured notes due 2028. The Company paid $1.4 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year commencing July 1, 2017.

On June 25, 2015, the Company issued $500 million in aggregate principal amount of senior unsecured notes, comprised of $150 million of 2.83% senior unsecured notes due in 2022, $200 million of 3.08% senior unsecured notes due 2025 and $150 million of 3.18% senior unsecured notes due 2027. The Company paid $2.1 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year commencing January 1, 2016.

The proceeds from the above issuances of senior notes were partially utilized to repay the outstanding balance on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions, refinance existing indebtedness and meet general financing requirements.
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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, which was fully unused as of March 31, 2017. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

As of March 31, 2017, various subsidiaries also had borrowings from banks totaling $1.0 million, of which $0.6 million was classified as long-term debt. The remaining $0.4 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2017, forward contracts for an aggregate notional amount of €164.3 million ($175.4 million at March 31, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in net non-operating gains for the three months ended March 31, 2017 and 2016 of $0.6 million and $0.1 million, respectively. The majority of these exchange contracts were entered into on March 30, 2017. The fair value of these derivatives was $0.5 million as of March 31, 2017.

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and March 31, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 8, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2017, there was no hedge ineffectiveness and a gain of $1.3 million, net of taxes of $0.8 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2016 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2016.

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2016 made in the Company’s Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved five programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first three months of 2017 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2016	18,295,912	$80.40	18,295,912	$0

January 1 - January 31	240,000	$106.74	240,000	$574,382,746
February 1 - February 28	85,000	$112.74	85,000	$564,799,537
March 1 - March 31	213,000	$115.24	213,000	$540,253,746
Total first quarter	538,000	$111.05	538,000	$540,253,746

Total through March 31, 2017	18,833,912	$81.28	18,833,912	$540,253,746

(a)
Relates to the share repurchase programs approved in May 2011, October 2012, October 2013, December 2014 and December 2016 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
VP Controller, Treasurer and Assistant Secretary
(Principal Accounting Officer)
April 21, 2017

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1	Amendment to the Amended and Restated WABCO Holdings Inc. Omnibus Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on April 21, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.