Form 10-Q
period 2017-06-30
WABCO Holdings Inc.
filed 2017-07-20
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 12, 2017	53,631,155

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2017	2016	2017	2016
Sales	$795.0	$732.2	$1,542.3	$1,420.8
Cost of sales	547.5	501.0	1,054.6	974.9
Gross profit	247.5	231.2	487.7	445.9
Operating expenses:
Selling and administrative expenses	99.2	93.1	191.1	179.1
Research, development and engineering expenses	39.1	32.9	77.9	67.6
Other operating expense, net	0.8	1.3	1.8	2.7
Operating income	108.4	103.9	216.9	196.5
Equity income of unconsolidated joint ventures, net	9.4	5.3	15.1	12.5
Other non-operating expense, net	(8.2)	(6.9)	(19.0)	(12.4)
Interest expense, net	(4.1)	(3.0)	(7.9)	(6.0)
Income before income taxes	105.5	99.3	205.1	190.6
Income tax expense	14.0	20.4	29.3	121.5
Net income including noncontrolling interests	91.5	78.9	175.8	69.1
Less: net income attributable to noncontrolling interests	4.3	3.8	7.9	7.4
Net income attributable to Company	$87.2	$75.1	$167.9	$61.7
Net income attributable to Company per common share
Basic	$1.62	$1.34	$3.10	$1.10
Diluted	$1.61	$1.33	$3.09	$1.09
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	53,966,710	56,074,209	54,131,785	56,279,630
Diluted	54,158,923	56,298,672	54,336,414	56,511,879

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$91.5	$78.9	$175.8	$69.1
Currency translation adjustments	61.6	(28.5)	98.1	8.4
Pension and post-retirement benefit plan adjustments, net	(11.9)	8.1	(10.0)	4.8
Unrealized gains on hedges, net	—	—	0.1	0.1
Comprehensive income	141.2	58.5	264.0	82.4
Less: comprehensive income attributable to noncontrolling interests	4.5	2.9	10.8	6.7
Comprehensive income attributable to Company	$136.7	$55.6	$253.2	$75.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$820.7	$862.5
Short-term investments	80.1	—
Accounts receivable, less allowance for doubtful accounts of $8.0 in 2017 and $6.5 in 2016	611.4	493.7
Inventories:
Finished products	114.6	102.9
Products in process	13.6	14.2
Raw materials	115.3	106.5
VAT receivable	49.2	65.1
Guaranteed notes receivable	43.0	53.6
Investments in repurchase agreements	139.4	128.7
Other current assets	56.3	46.8
Total current assets	2,043.6	1,874.0
Property, plant and equipment, less accumulated depreciation	432.8	408.6
Goodwill	430.9	399.2
Deferred tax assets	196.7	208.8
Investments in unconsolidated joint ventures	21.0	20.8
Intangible assets, net	77.1	78.9
Other assets	81.9	65.7
TOTAL ASSETS	$3,284.0	$3,056.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$0.2	$0.2
Accounts payable	192.7	171.9
Accrued payroll	114.9	101.8
Current portion of warranties	29.1	32.2
VAT payable	27.7	40.1
Accrued expenses	73.8	69.4
Promotion and customer incentives	24.8	31.9
Other accrued liabilities	107.1	83.4
Total current liabilities	570.3	530.9
Long-term debt	1,000.9	958.9
Pension and post-retirement benefits	647.1	590.6
Deferred tax liabilities	89.4	138.8
Other liabilities	59.1	69.5
TOTAL LIABILITIES	2,366.8	2,288.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding		—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,837,446 in 2017; 78,701,273 in 2016; and shares outstanding: 53,623,224 in 2017; 54,491,918 in 2016	0.8	0.8
Capital surplus	868.2	861.2
Treasury stock, at cost: 25,214,222 shares in 2017; 24,209,355 shares in 2016	(1,862.2)	(1,744.4)
Retained earnings	2,329.0	2,161.1
Accumulated other comprehensive loss	(491.9)	(577.3)
Total shareholders’ equity	843.9	701.4
Noncontrolling interests	73.3	65.9
Total equity	917.2	767.3
TOTAL LIABILITIES AND EQUITY	$3,284.0	$3,056.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2017	2016
Operating activities:
Net income including noncontrolling interests	$175.8	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.7	35.3
Amortization of intangibles	10.1	11.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.1)	3.7
Non-cash stock compensation	9.7	7.7
Non-cash interest expense and debt issuance cost amortization	10.8	7.8
Deferred income tax (benefit)/expense	(9.5)	75.5
Pension and post-retirement benefit expense	29.3	20.8
Gain on sale or disposal of property, plant and equipment	—	(0.3)
Changes in assets and liabilities:
Accounts receivable, net	(84.2)	(49.7)
Inventories	(5.7)	(12.7)
Accounts payable	9.9	25.4
Other accrued liabilities and taxes	(15.9)	31.0
Other current and long-term assets	(0.6)	13.3
Other long-term liabilities	(15.7)	(19.0)
Pension and post-retirement benefit payments	(11.1)	(10.9)
Net cash provided by operating activities	142.5	208.0
Investing activities:
Purchases of property, plant and equipment	(35.6)	(46.9)
Investments in capitalized software	(3.0)	(5.0)
Purchases of short-term investments	(282.0)	(209.8)
Sales and maturities of short-term investments	204.8	163.9
Acquisitions of businesses, net	—	(92.9)
Net cash used in investing activities	(115.8)	(190.7)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	0.3	183.0
Net borrowings of short-term debt	—	(2.9)
Purchases of treasury stock	(120.0)	(115.6)
Taxes withheld and paid on employee stock award vestings	(4.2)	(5.9)
Dividends to noncontrolling interest holders	(3.5)	(2.1)
Proceeds from exercise of stock options	3.8	2.7
Net cash (used)/provided in financing activities	(123.6)	59.2
Effect of exchange rate changes on cash and cash equivalents	55.1	7.5
Net (decrease)/increase in cash and cash equivalents	(41.8)	84.0
Cash and cash equivalents at beginning of period	862.5	515.2
Cash and cash equivalents at end of period	$820.7	$599.2
Cash paid during the period for:
Interest	$7.6	$7.8
Income taxes	$31.9	$18.9
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that its total WABCO operations represent one reportable segment and that WABCO’s performance and future net cash flow perspectives are best understood and assessed as such. All majority-owned subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the consolidated balance sheet. Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year presentation as a result of the Company's adoption during the current year of a new accounting standard. In addition, certain amounts within the cash flows from investing section of the prior year's condensed consolidated statements of cash flows have been expanded to conform to the current year presentation.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2017.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the FASB issued Accounting Standards Update 2017-07 (ASU 2017-07) Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted the provisions of ASU 2017-07 as of January 1, 2017, and applied the change retrospectively in its condensed consolidated statements of operations, by reclassifying respectively $1.2 million from cost of sales and $5.7 million from selling and administrative expenses to other non-operating expenses for the three-month period ended June 30, 2016 , and $2.4 million from cost of sales and $10.2 million from selling and administrative expenses to other non-operating expenses for the six-month period ended June 30, 2016.

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

Pending Adoption of Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

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

ASU 2014-09 permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We are still evaluating the transition methods along with a number of practical expedients available under the standard. Successful adoption of ASU 2014-09 is contingent on the completion of an analysis of the cumulative impact on prior periods’ financial information as well as the completion of changes to the accounting information system.

The Company’s implementation of this standard include a project management framework that includes a dedicated lead project manager for assessing the impact that the new standard will have on the Company’s accounting, financial statements and footnote disclosures. The assessment phase of the project has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. While we are still evaluating all potential impacts of ASU 2014-09, we currently believe the most significant impact relates to our accounting for revenue in relation to our product engineering activities and our sales of products with no alternative use. Specifically, under ASU 2014-09 we expect to recognize all reimbursements received from customers related to product engineering as revenue. We also expect that most revenues from sales to OEM customers of products with no alternative use should be recognized over time instead of at a point in time. Due to the complexity of certain of our agreements with OEM customers, the actual revenue recognition treatment required under ASU 2014-09 will be dependent on contract-specific terms, and may vary in some instances. During the second quarter, the team has continued to make progress on the contract review phase, which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. A detailed implementation plan for the second half of 2017 has been developed and includes tasks around data gathering, training, implementing the required system and process changes required to support the new model and to quantify the impact on historical results.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the condensed consolidated financial statements.

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2017	2016	2017	2016
Foreign currency translation adjustments (1):
Balance at beginning of period	$(294.9)	$(235.7)	$(328.7)	$(271.2)
Adjustment for the period	61.7	(30.2)	95.5	5.3
Balance at end of period	(233.2)	(265.9)	(233.2)	(265.9)

Losses on intra-entity transactions (2):
Balance at beginning of period	(11.4)	(14.0)	(11.4)	(15.2)
Adjustment for the period	(0.3)	2.6	(0.3)	3.8
Balance at end of period	(11.7)	(11.4)	(11.7)	(11.4)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	0.2	0.2
Adjustment for the period	—	—	—	—
Amounts reclassified to earnings, net	—	—	—	—
Balance at end of period	0.2	0.2	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.0)	(1.1)	(1.0)	(1.2)
Adjustment for the period	0.1	—	0.1	—
Amounts reclassified to earnings, net	—	—	—	0.1
Balance at end of period	(0.9)	(1.1)	(0.9)	(1.1)

Pension and post-retirement plans:
Balance at beginning of period	(234.5)	(223.8)	(236.4)	(220.5)
Other comprehensive income before reclassifications	(16.3)	5.3	(18.3)	0.9
Amounts reclassified to earnings, net (3)	4.5	2.8	8.4	3.9
Balance at end of period	$(246.3)	$(215.7)	$(246.3)	$(215.7)

Accumulated other comprehensive loss at end of period	$(491.9)	$(493.9)	$(491.9)	$(493.9)

(1) This accumulated other comprehensive loss component includes the realized gain on settled forward contracts accounted for as net investment hedges of $9.3 million, net of taxes of $5.8 million. Additionally, this component includes the unrealized loss on the Senior EUR notes, which have been designated as a net investment hedge, of $19.4 million, net of taxes of $12.2 million. See Note 13 for further discussion.

(2) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) This accumulated other comprehensive loss component, net of taxes of $1.9 million and $1.1 million for the three months ended June 30, 2017 and 2016 respectively, and $3.6 million and $2.3 million for the six-month period ended June 30, 2017 and 2016 respectively, is included in the computation of net periodic pension cost. See Note 12 for additional details.

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

These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2017 and 2016 were $72.6 million and $50.0 million, respectively. Expenses related to discounting these notes for the six months ended June 30, 2017 amounted to $1.2 million and are included in other non-operating expense, net. Expenses related to discounting for the six months ended June 30, 2016 were immaterial. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and equal their carrying amounts of $43.0 million and $53.6 million as of June 30, 2017 and December 31, 2016, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2017 or December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average incremental shares included	192,213	224,463	204,629	232,249
Shares excluded due to anti-dilutive effect	—	525	—	35,542

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the six month period ended June 30, 2017.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	67,995	18,262	86,257
Shares issued upon vesting of RSUs	42,563	2,696	45,259
Shares issued for DSUs	1,090	—	1,090
Shares issued upon vesting of PSUs	24,525	7,175	31,700
Shares purchased for treasury	—	(1,033,000)	(1,033,000)
Balance, June 30, 2017	78,837,446	(25,214,222)	53,623,224

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued and the Company reflects the difference between the average cost paid and the amount received for the reissued shares in capital surplus. As of June 30, 2017 the Company has reissued a total of 71,496 treasury shares related to certain employee vestings under its equity incentive program.

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
	$2,100.0

As of June 30, 2017, the Company has repurchased a total of $1,591.0 million of shares under the five repurchase programs effective through this date, leaving an unexpended balance of $480.0 million available for share repurchases. The Company plans to continue to repurchase shares at prevailing market prices. The timing and amount of share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of June 30, 2017, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2017	2016	2017	2016
Stock-based compensation	$6.2	$4.3	$9.7	$7.7

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	72,022	$114.88	89,868	$92.27
PSUs Granted	69,034	$116.41	82,558	$91.35
DSUs Granted	7,752	$118.75	9,194	$105.52
Stock Awards Granted	—	$—	1,100	$107.47
Total Awards	148,808		182,720

The RSUs granted during the periods presented above have vesting terms as follow:

	Six Months Ended June 30,
	2017	2016
Vest in equal annual installments over three years	69,253	84,966
Vest after three years	2,769	4,902
Total RSUs granted	72,022	89,868

NOTE 8.	Debt

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes will be payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2017. As of June 30, 2017, the outstanding debt balance net of unamortized debt issuance costs was $502.1 million. This debt balance included a revaluation loss of $19.4 million, net of taxes of $12.2 million, related to these notes that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 13 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2017.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain potential losses associated with swap breakage resulting from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior USD Notes

On June 25, 2015, the Company issued an aggregate amount of $500.0 million of senior unsecured notes (collectively, the Senior Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series A Notes	$150.0	2.83%	June 25, 2022
Series B Notes	200.0	3.08%	June 25, 2025
Series C Notes	150.0	3.18%	June 25, 2027
	$500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2016. As of June 30, 2017, the outstanding debt balance net of unamortized debt issuance costs was $498.3 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of June 30, 2017.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options) and amend the applicable margins on the original revolving credit facility. The term of the 2015 Facility was subsequently extended by an additional one year to expire on September 30, 2021. As of June 30, 2017, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of June 30, 2017, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, there were no balances outstanding on these facilities and an incremental ability to borrow $500 million.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of June 30, 2017.

Other Debt

As of June 30, 2017, the Company's various subsidiaries had borrowings from banks totaling $0.7 million, of which $0.5 million was classified as long-term debt. The remaining $0.2 million supports local working capital requirements. This is in comparison to $0.8 million as of December 31, 2016 of which $0.6 million was classified as long-term debt.

NOTE 9.	Warranties, Guarantees, Commitments and Contingencies
Warranties
Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. Recoveries from suppliers are recognized when an arrangement with the supplier exists and collectibility is assured. Amounts recognized as recoveries do not exceed related warranty costs accrued. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates and the allocation of warranty between short and long term are updated based upon the most current warranty claims information available.
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2017	2016	2017	2016
Balance of warranty costs accrued, beginning of period	$48.9	$43.4	$49.3	$40.9
Warranty costs accrued	7.5	6.9	11.9	12.7
Warranty claims settled	(10.8)	(6.8)	(16.3)	(11.5)
Foreign exchange translation effects	2.4	(0.8)	3.1	0.6
Balance of warranty costs accrued, end of period	$48.0	$42.7	$48.0	$42.7
Current liability, included in current portion of warranties	$29.1	$24.7	$29.1	$24.7
Long-term liability, included in other liabilities	$18.9	$18.0	$18.9	$18.0

Warranty costs accrued	$7.5	$6.9	$11.9	$12.7
Less: received and anticipated recoveries from suppliers	(1.3)	—	(1.6)	(0.6)
Warranty costs net of received and anticipated recoveries	$6.2	$6.9	$10.3	$12.1

In 2016, the Company initiated a recall and service campaign related to certain defects in components from one of our suppliers. The defective parts impacted certain shipments to our customers over a two month period. The Company currently estimates the costs of the warranty campaign to be $28.8 million, the majority of which concluded in the second quarter of 2017. The Company also expects substantially all of the costs to be recovered from its supplier and has reflected this within other current assets on the condensed consolidated balance sheets.

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $37.4 million, of which $30.2 million is related to statutorily-required guarantees for tax and other litigation, $0.2 million is related to letters of credit, and $7.0 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 30, 2017 and as of December 31, 2016, the Company had approximately $31.4 million and $24.3 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to its business for periods prior to the spin-off of WABCO from Trane. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2017 was $43.1 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

This estimated total amount includes a contingency for one particular case that the Company is currently appealing to be heard at the Brazilian Superior Court of Justice and for which we continue to believe we have a valid legal position.

A corresponding deposit of $11.3 million was made in the first quarter of 2017 into an escrow account with the Brazilian government and represents substantially all of the potential liability for that case.

NOTE 10.	Income Taxes

Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law. For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

The income tax expense was $29.3 million on pretax income of $205.1 million before adjusting for noncontrolling interest for the six months ended June 30, 2017, and $121.5 million on pretax income of $190.6 million for the six months ended June 30, 2016. The decrease in income tax expense is primarily related to a non-cash tax expense of $86.4 million related to the Belgian Excess Profit Ruling (EPR) program recorded in the first quarter of 2016.

Unrecognized tax benefits at June 30, 2017 amounts to $75.1 million, of which $1.7 million was classified as a long-term liability. The remaining unrecognized tax benefits of $73.4 million, including the $71.1 million related to the clawback under the EPR program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

The following is a summary of changes in the Company’s streamlining program liabilities for the six month period ended June 30, 2017.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2016	$27.8
Reversals for the first six months of 2017	0.2
Payments during the first six months of 2017	(6.3)
FX effects	2.1
Balance as of June 30, 2017	$23.8
Other Programs
Balance as of December 31, 2016	$23.4
Charges during the first six months of 2017	1.2
Payments during the first six months of 2017	(4.9)
FX effects	2.0
Balance as of June 30, 2017	$21.7
Total streamlining liability as of June 30, 2017	$45.5

A balance of $22.0 million has been included in other liabilities (non-current) and $23.5 million has been included in other accrued liabilities (current) as of June 30, 2017.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$1.5	$0.4	$(0.3)	$0.1	$(1.9)	$0.6	$3.4	$0.3
Employee-related charges – selling and administrative	(1.0)	0.2	0.1	1.0	1.9	0.2	1.8	1.0
Other streamlining charges	0.1	0.3	0.4	0.1	0.2	0.4	0.6	0.1
Total program costs	$0.6	$0.9	$0.2	$1.2	$0.2	$1.2	$5.8	$1.4

For the three and six month periods ended June 30, 2017 and 2016, streamlining costs incurred for other programs include charges for headcount reductions and footprint relocations primarily driven by the Company's continued cost optimization efforts. These costs are summarized as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2017	2016	2017	2016
Headcount reductions	$0.2	$1.2	$0.5	$1.4
Footprint relocation	0.7	—	0.7	—
Total other programs	$0.9	$1.2	$1.2	$1.4

NOTE 12.	Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$5.0	$0.1	$4.2	$—	$9.9	$0.3	$8.2	$—
Interest cost on the projected benefit obligation	3.7	0.1	4.4	0.2	7.0	0.2	8.8	0.3
Less: expected return on plan assets	(1.3)	—	(1.7)	—	(2.5)	—	(3.4)	—
Amortization of net loss	5.6	0.2	3.9	0.2	14.1	0.3	6.5	0.4
Pension and post-retirement benefit plan cost	$13.0	$0.4	$10.8	$0.4	$28.5	$0.8	$20.1	$0.7

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and six month periods ended June 30, 2017 and 2016 were based on the rates determined as of the beginning of each of the fiscal years of 4.54% and 4.89%, respectively.

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

Net Investment Hedges

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and June 30, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 8, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2017, there was no hedge ineffectiveness and a loss of $19.4 million, net of taxes of $12.2 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2017 and December 31, 2016, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)		As of June 30, 2017		As of December 31, 2016
Foreign Currency	Unit of Measure	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	509.0	76.0	495.0	64.2
Hong Kong Dollar	HKD	294.6	37.8	294.5	34.6
British Pound	GBP	11.0	14.3	12.7	14.2
Brazilian Real	BRL	*	*	43.1	11.7

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of June 30, 2017, forward contracts for an aggregate notional amount of €132.1 million ($151.1 million at June 30, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the six months ended June 30, 2017 and 2016 amounted to $1.9 million and $0.4 million, respectively. The majority of these exchange contracts were entered into on June 29, 2017. The fair value of these derivatives was $0.9 million at June 30, 2017.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date was finalized in the fourth quarter of 2016. The following table summarizes the allocation of the net purchase consideration:

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date was finalized in the first quarter of 2017. The following table summarizes the allocation of the net purchase consideration:

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

Other Acquisitions

On February 1, 2016, the Company acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

NOTE 15.	Subsequent Events

On July 19, 2017, the Company entered into an agreement for the acquisition of Asset Trackr Private Limited (ATPL). Closing of the transaction is subject to customary conditions precedent and is expected to take place in the fourth quarter of 2017. ATPL is an India-based start-up company that helps commercial vehicle fleets track, analyze and optimize their transportation resources and assets in real time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the second quarter of 2017, we once again outperformed the market in most regions with a sales growth compared to one year ago of 8.6% on a reported basis and 10.4% excluding foreign currency translation effects. This sales performance was driven by China, North America and Europe. Our global aftermarket sales also increased 5.6% (6.6% excluding foreign currency translation effects) in the second quarter of 2017 compared to last year from continuous growth in key regions, partially offset by a severe market downturn in the Middle East.

The WABCO Operating System (WOS), during the second quarter of 2017, continued to enable fast and flexible responses to major market changes, delivering $20.4 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.2% of total materials cost, while inflation in raw material prices resulted in net materials productivity of 4.3%. Conversion productivity represented 8.0% for the second quarter of 2017.

In the second quarter of 2017, operating margin was negatively impacted due to extraordinary professional fees incurred in connection with an acquisition proposal received by the Company. Both parties engaged in advanced discussions, with WABCO being advised by the potential buyer that due diligence had been satisfactorily concluded. However, these discussions were subsequently terminated when final approval was not granted by the buyer’s board.

As previously disclosed, we and the Belgian Government have (separately) appealed the 2016 decision of the European Commission which invalidated the Belgian Excess Profit Ruling (EPR) program that we and many other companies had participated in since 2004 and required a clawback of all past tax benefits received under the program. We have sought and obtained an alternative tax relief for 2015 and future years under Belgium’s Patent Income Deduction (PID), which we continue to seek for the 2013 and 2014 tax years as well. If relief is granted for 2013 and 2014 the potential tax benefit impact in a subsequent quarter could be in aggregate up to $32 million.

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

Second Quarter Results of Operations for 2017 Compared with 2016

	Three Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$795.0	$732.2	8.6%	$808.3	10.4%
Cost of sales	547.5	501.0	9.3%	555.9	11.0%
Gross profit	247.5	231.2	7.1%	252.4	9.2%

Operating expenses	139.1	127.3	9.3%	141.5	11.2%
Equity income of unconsolidated joint ventures	9.4	5.3	77.4%	9.4	77.4%
Income tax expense	14.0	20.4	(31.4)%	14.1	(30.9)%

* Amounts translated using average exchange rates for the three month period ending June 30, 2016

Sales

Our sales for the second quarter of 2017 were $795.0 million, an increase of 8.6% (10.4% excluding foreign currency translation effects) from $732.2 million in 2016.

Total sales in Europe, our largest market, increased 0.6% (2.9% excluding foreign currency translation effects) for the second quarter of 2017. Despite a slight contraction in the production of new trucks and buses, our sales grew driven by market share gains in AMT and EBS at a major OEM customer as well as further growth in aftermarket, partially offset by the phase out of a prior generation AMT at a major gearbox supplier.

Sales in North America increased 22.9% (24.5% excluding foreign currency translation effects) driven by increased penetration of AMT, OnGuard and ESC in the market as well as further growth in the the aftermarket. Sales in South America increased 23.5% (14.1% excluding foreign currency translation effects), driven primarily by growth in truck and bus sales in line with truck and bus production growth of 21% from a very low quarter last year, partially offset by a weak trailer market.

Total sales in Asia increased 16.1% (17.6% excluding foreign currency translation effects) compared to an estimated 20% increase in new vehicle production in the region. Sales in China grew 42.1% (49.2% excluding foreign currency translation effects) which was primarily supported by a 40% growth in truck and bus production as well as continued benefits from ABS mandate on light- and medium-duty trucks. Sales in India decreased 14.9% (18.0% excluding foreign currency translation effects) due to the 31% decline in the production of new trucks and buses following the introduction of the BS IV mandate for trucks and buses. Japan increased 5.6% (8.5% excluding foreign currency translation effects) and sales in Korea increased 16.1% (15.5% excluding foreign currency translation effects), driven by growth in truck and bus production of 32%.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 5.6% (6.6% excluding foreign currency translation effects) in the second quarter of 2017 from continuous growth in key regions, additionally supported by a one-time replacement of competitor products in the field, partially offset by a continued severe drop in the Middle East due to political and economic uncertainty.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.0% of production and conversion cost savings, as well as 5.2% of material savings before the impact of commodity inflation, which had a negative impact of 0.9%, bringing net materials productivity to 4.3% for the second quarter of 2017.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended June 30, 2016	$501.0	$231.2

Increase/(decrease) due to:
Sales price reductions	—	(14.0)
Sales price reductions as % of sales		1.7%
Volume, mix and absorption	63.6	26.6
Material productivity	(11.6)	11.6
Conversion productivity	(8.8)	8.8
Labor inflation	3.9	(3.9)
Streamlining costs	2.2	(2.2)
Foreign exchange effects *	(4.6)	(8.8)
Other	1.8	(1.8)
Net increase	46.5	16.3

Cost of sales / gross profit for the three months ended June 30, 2017	$547.5	$247.5

* Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended June 30, 2016	$127.3

Increase/(decrease) due to:
Labor inflation	3.1
Extraordinary sell-side M&A activity	4.5
Streamlining expenses	(2.2)
Research & development investments, net	6.0
Employee-related costs	2.3
Foreign exchange translation	(2.3)
Investments net of savings	0.4
Net increase	11.8

Operating expenses for the three months ended June 30, 2017	$139.1

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $4.1 million to $9.4 million for the second quarter of 2017 as compared to $5.3 million for the second quarter of 2016, primarily driven by higher income from our North American joint venture due to increased content per vehicle of WABCO products as well as strong aftermarket growth from a low basis in prior year.

Income Taxes

The income tax expense for the second quarter of 2017 was $14.0 million on pre-tax income of $105.5 million before adjusting for noncontrolling interest, compared with $20.4 million on pre-tax income of $99.3 million before adjusting for noncontrolling interest in the second quarter of 2016. The decrease in income tax expense is primarily related to mix of earnings in multiple jurisdictions.

Year to Date Results of Operations for 2017 Compared with 2016

	Six Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$1,542.3	$1,420.8	8.6%	$1,572.6	10.7%
Cost of sales	1,054.6	974.9	8.2%	1,073.1	10.1%
Gross profit	487.7	445.9	9.4%	499.5	12.0%

Operating expenses	270.8	249.4	8.6%	276.3	10.8%
Equity income of unconsolidated joint ventures	15.1	12.5	20.8%	15.1	20.8%
Other non-operating expense, net	(19.0)	(12.4)	53.2%	(21.2)	71.0%
Income tax expense	29.3	121.5	(75.9)%	29.9	(75.4)%

* Amounts translated using average exchange rates for the six month period ending June 30, 2016

Sales

Our sales for the first six months of 2017 were $1,542.3 million, an increase of 8.6% (10.7% excluding foreign currency translation effects) from $1,420.8 million in 2016.

Total sales in Europe, our largest market, increased approximately 2.5% (5.6% excluding foreign currency translation effects) for the first six months of 2017, which was supported by strong truck and bus production in the first quarter of 2017 as well as by market share gains at a major OEM customer, partially offset by a phase out of AMT at a major gearbox supplier.

Sales in North America increased 13.1% (14.9% excluding foreign currency translation effects). The sales growth was driven primarily by increased content per vehicle due to higher penetration of AMT, OnGuard and ESC, more than offsetting the decline in truck and bus production of 5%. Sales in South America increased 21.0% (5.6% excluding foreign currency translation effects) driven primarily by growth in truck and bus production.

Total sales in Asia increased 21.5% (23.0% excluding foreign currency translation effects) compared to an estimated 23% increase in new vehicle production in the region. Continued sharp increase in production of new truck and buses in China strongly contributed to the sales growth of 52.4% (60.3% excluding foreign currency translation effects), which was additionally supported by increased WABCO content per vehicle as well as continued benefits from ABS mandate on light- and medium-duty trucks. Sales in India decreased by 6.4% (8.3% excluding foreign currency translation effects) as a result of the decline in production of new trucks and buses driven by the upcoming BS IV mandate. Japan increased 4.1% (4.8% excluding foreign currency translation effects) with the increased value per vehicle in the first half of 2017. Sales in Korea increased 20.4% (19.4% excluding foreign currency translation effects) driven by higher vehicle production compared to the first half of 2016 which was negatively impacted by a slow-down of exports.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 3.2% (4.3% excluding foreign currency translation effects) and reflects a lower growth rate of our aftermarket segment in the first six months of 2017 as a result of political and economic instability in the Middle East, as well as the weak market in India in the beginning of 2017 after the demonetization.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.0% of production and conversion cost savings, as well as 5.1% of material savings before the impact of commodity inflation, which had a negative impact of 0.6%, bringing net materials productivity to 4.5% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the six months ended June 30, 2016	$974.9	$445.9

Increase/(decrease) due to:
Sales price reductions	—	(26.0)
Sales price reductions as % of sales		1.6%
Volume, mix and absorption	129.0	48.8
Material productivity	(24.1)	24.1
Conversion productivity	(17.7)	17.7
Labor inflation	7.4	(7.4)
Streamlining costs	(4.7)	4.7
Foreign exchange effects *	(15.5)	(14.8)
Other	5.3	(5.3)
Net increase	79.7	41.8

Cost of sales / gross profit for the six months ended June 30, 2017	$1,054.6	$487.7

* Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the six months ended June 30, 2016	$249.4

Increase/(decrease) due to:
Labor inflation	6.1
Incremental costs from acquisitions	1.6
Extraordinary sell-side M&A activity	4.5
Streamlining expenses	(0.9)
Research & development investments, net	10.4
Employee-related costs	3.9
Foreign exchange translation	(5.5)
Investments net of savings	1.3
Net increase	21.4

Operating expenses for the six months ended June 30, 2017	$270.8

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $2.6 million to $15.1 million for the six-month period ended June 30, 2017 as compared to $12.5 million for the six-month period ended June 30, 2016, primarily driven by a higher income from our North American joint venture due to increased content per vehicle of WABCO products partially offset by a market decline in the production of trucks and buses.

Other Non-Operating Expense, net

Non-operating expense was $19.0 million for the six-month period ended June 30, 2017 compared to $12.4 million for the six-month period ended June 30, 2016 with the increase mainly due to higher pension and post-retirement benefit costs as a result of the lower interest rate environment applicable to our foreign pension and post-retirement benefit plans.

Income Taxes

The income tax expense for the six-month period ended June 30, 2017 was $29.3 million on pre-tax income of $205.1 million before adjusting for noncontrolling interest, compared with $121.5 million on pre-tax income of $190.6 million before adjusting for noncontrolling interest for the six-month period ended June 30, 2016. The decrease in income tax expense is primarily related to a non-cash tax expense of $86.4 million related to the EPR program recorded in the first quarter of 2016.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Six Months Ended June 30, 2017

Operating activities - Net cash provided by operating activities was $142.5 million and $208.0 million for the first six months of 2017 and 2016, respectively. The Company recorded net income including noncontrolling interests of $175.8 million for the first six months of 2017 compared with net income of $69.1 million for the first six months of 2016. The increase in income is primarily driven by a non-cash tax expense of $86.4 million related to the Belgian EPR program recorded in the first quarter of 2016. Net income attributable to the Company in 2017 included noncash elements such as depreciation and amortization of $49.8 million and pension and post-retirement benefit expense of $29.3 million. Our use of working capital amounted to $80.0 million for the six months ended June 30, 2017 compared to $37.0 million for the six months ended June 30, 2016. This use of working capital results from our increased business compounded by the sales growth being primarily in China which has higher working capital requirements.

Other accrued liabilities and taxes decreased $15.9 million for the first six months of 2017 compared to an increase of $31.0 million for the first six months of 2016. The major driver of this decrease is due to payments made for our annual incentive compensation and tax-related items, partially offset by accruals for payroll. Other current and long-term assets for the first six months of 2017 increased $0.6 million compared to a decrease of $13.3 million for the first six months of 2016. This increase was mainly driven by an $11.7 million payment made into an escrow account in January 2017 with the Brazilian government due to legislative changes requiring a cash deposit in lieu of a bank guarantee for outstanding litigation related to WABCO Brazil's business for periods prior to the spin-off of WABCO from Trane, partially offset by a decrease in our guaranteed notes receivable as well as lower taxes receivable. Other long-term liabilities for the first six months of 2017 decreased $15.7 million compared to $19.0 million for the first six months of 2016, primarily driven by the continued shift from non-current to current liabilities on our streamlining accruals primarily related to our 2014/2015 Program as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Investing activities - Net cash used in investing activities amounted to $115.8 million and $190.7 million in the first six months of 2017 and 2016, respectively. The net cash usage for 2017 includes capital expenditures of $16.2 million of investments in tooling, $19.4 million in plant and equipment and $3.0 million in software to support the Company's long-term growth strategies. This is compared to $14.1 million of investments in tooling, $32.8 million in plant and equipment and $5.0 million in software during the first six months of 2016.

During the first six months of 2017, we entered into $206.4 million of repurchase agreements and also received $204.8 million from the maturities of repurchase agreements, all of which were classified within other current assets on the condensed consolidated balance sheets. We also purchased $75.6 million of short-term investments. In comparison, during the first six months of 2016, we entered into $184.8 million of repurchase agreements, received $163.9 million from the maturity of a repurchase agreement and purchased $25.0 million of short-term investments. In 2016, we also paid $92.9 million for the acquisitions of MICO, LCL and Trans-Safety LOCKS as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements.

Financing activities - Net cash used by financing activities amounted to $123.6 million for the first six months of 2017 compared to net cash provided of $59.2 million for the first six months of 2016. Our total third-party debt increased $0.3 million for the first six months of 2017 compared to $180.1 million for the first six months of 2016 when we made additional borrowings on our revolving credit facilities mainly to finance our acquisitions of MICO and LCL and also to fund our share repurchase program.

During the first six months of 2017 and 2016, we repurchased shares for a total amount of $120.0 million and $126.8 million, respectively. The full amounts of repurchases in 2017 were settled as of June 30, 2017 while $11.2 million of the shares repurchased in 2016 were settled subsequent to June 30, 2016. We received $3.8 million of stock option proceeds in 2017 compared with $2.7 million in 2016. We also withheld $4.2 million of shares during the first six months of 2017 related to employee tax payments made during the period for equity award vestings, as compared to $5.9 million during the first six months of 2016.
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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, which was fully unused as of June 30, 2017. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

As of June 30, 2017, various subsidiaries also had borrowings from banks totaling $0.7 million, of which $0.5 million was classified as long-term debt. The remaining $0.2 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2017, forward contracts for an aggregate notional amount of €132.1 million ($151.1 million at June 30, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in net non-operating gains for the six months ended June 30, 2017 and 2016 of $1.9 million and $0.4 million, respectively. The majority of these exchange contracts were entered into on June 29, 2017. The fair value of these derivatives was $0.9 million as of June 30, 2017.

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and June 30, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2017, there was no hedge ineffectiveness and a loss of $19.4 million, net of taxes of $12.2 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2017.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved five programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first six months of 2017 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2016	18,295,912	$80.40	18,295,912	$0

January 1 - January 31	240,000	$106.74	240,000	$574,382,746
February 1 - February 28	85,000	$112.74	85,000	$564,799,537
March 1 - March 31	213,000	$115.24	213,000	$540,253,746
Total first quarter	538,000	$111.05	538,000	$540,253,746

Total through March 31, 2017	18,833,912	$81.28	18,833,912	$540,253,746

April 1 - April 30	—	-	-	$540,253,746
May 1 - May 31	183,000	$118.73	183,000	$518,525,967
June 1 - June 30	312,000	$123.35	312,000	$480,041,067
Total second quarter	495,000	$121.64	495,000	$480,041,067

Total through June 30, 2017	19,328,912	$82.31	19,328,912	$480,041,067

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

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
VP Controller, Treasurer and Assistant Secretary
(Principal Accounting Officer)
July 20, 2017

WABCO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS
(The File Number of the Registrant, WABCO Holdings Inc., is 1-33332)

Exhibit No.	Description
10.1	Management Agreement, effective July 1, 2014 between WABCO Europe SPRL/BVBA and Nicolas Bardot.
10.2	Management Agreement, effective January 1, 2012 between WABCO Europe SPRL/BVBA and Jorge Solis.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on July 20, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.