Form 10-Q
period 2017-09-30
WABCO Holdings Inc.
filed 2017-10-19
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 12, 2017	53,648,163

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2017	2016	2017	2016
Sales	$827.8	$675.4	$2,370.1	$2,096.3
Cost of sales	578.2	461.4	1,632.9	1,436.4
Gross profit	249.6	214.0	737.2	659.9
Operating expenses:
Selling and administrative expenses	107.5	89.6	298.6	268.7
Research, development and engineering expenses	35.9	35.0	113.8	102.5
Other operating expense, net	13.0	1.6	14.7	4.4
Operating income	93.2	87.8	310.1	284.3
Equity income of unconsolidated joint ventures, net	8.1	6.4	23.2	18.9
Other non-operating expense, net	(8.9)	(7.2)	(27.8)	(19.6)
Interest expense, net	(3.7)	(3.1)	(11.6)	(9.1)
Income before income taxes	88.7	83.9	293.9	274.5
Income tax expense/(benefit)	14.4	(16.4)	43.7	105.1
Net income including noncontrolling interests	74.3	100.3	250.2	169.4
Less: net income attributable to noncontrolling interests	4.5	2.2	12.4	9.5
Net income attributable to Company	$69.8	$98.1	$237.8	$159.9
Net income attributable to Company per common share
Basic	$1.30	$1.77	$4.41	$2.86
Diluted	$1.30	$1.76	$4.39	$2.84
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	53,640,105	55,398,475	53,966,090	55,983,768
Diluted	53,866,533	55,644,614	54,187,499	56,230,031

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$74.3	$100.3	$250.2	$169.4
Currency translation adjustments	33.1	11.0	131.2	19.4
Pension and post-retirement benefit plan adjustments, net	0.1	2.1	(9.8)	6.9
Unrealized gains on hedges, net	—	0.1	0.1	0.2
Unrealized gains/(losses) on investments, net	0.1	(0.1)	0.1	(0.1)
Comprehensive income	107.6	113.4	371.8	195.8
Less: comprehensive income attributable to noncontrolling interests	3.7	2.9	14.5	9.5
Comprehensive income attributable to Company	$103.9	$110.5	$357.3	$186.3

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$853.2	$862.5
Short-term investments	177.0	—
Accounts receivable, less allowance for doubtful accounts of $9.6 in 2017 and $6.5 in 2016	673.4	493.7
Inventories:
Finished products	124.7	102.9
Products in process	29.8	14.2
Raw materials	143.5	106.5
VAT receivable	34.2	65.1
Guaranteed notes receivable	47.4	53.6
Investments in repurchase agreements	88.4	128.7
Other current assets	56.1	46.8
Total current assets	2,227.7	1,874.0
Property, plant and equipment, less accumulated depreciation	484.5	408.6
Goodwill	503.5	399.2
Deferred tax assets	210.1	208.8
Investments in unconsolidated joint ventures	25.0	20.8
Intangible assets, net	81.8	78.9
Other assets	85.8	65.7
TOTAL ASSETS	$3,618.4	$3,056.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$137.8	$0.2
Accounts payable	218.5	171.9
Accrued payroll	132.3	101.8
Current portion of warranties	30.6	32.2
VAT payable	16.9	40.1
Accrued expenses	78.9	69.4
Promotion and customer incentives	23.9	31.9
Other accrued liabilities	103.4	83.4
Total current liabilities	742.3	530.9
Long-term debt	1,016.0	958.9
Pension and post-retirement benefits	667.0	590.6
Deferred tax liabilities	91.7	138.8
Other liabilities	75.2	69.5
TOTAL LIABILITIES	2,592.2	2,288.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,850,909 in 2017; 78,701,273 in 2016; and shares outstanding: 53,646,821 in 2017; 54,491,918 in 2016	0.8	0.8
Capital surplus	875.0	861.2
Treasury stock, at cost: 25,204,088 shares in 2017; 24,209,355 shares in 2016	(1,861.4)	(1,744.4)
Retained earnings	2,394.9	2,161.1
Accumulated other comprehensive loss	(457.8)	(577.3)
Total shareholders’ equity	951.5	701.4
Noncontrolling interests	74.7	65.9
Total equity	1,026.2	767.3
TOTAL LIABILITIES AND EQUITY	$3,618.4	$3,056.0

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2017	2016
Operating activities:
Net income including noncontrolling interests	$250.2	$169.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60.7	54.9
Amortization of intangibles	15.3	17.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.5	5.1
Non-cash stock compensation	13.1	10.6
Non-cash interest expense and debt issuance cost amortization	16.5	11.6
Deferred income tax (benefit)/expense	(17.1)	73.4
Pension and post-retirement benefit expense	43.4	31.8
Gain on sale or disposal of property, plant and equipment	(0.1)	(0.3)
Gain on sale of investments	—	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(117.9)	(49.7)
Inventories, net	(30.2)	(28.3)
Accounts payable	26.3	24.1
Other accrued liabilities and taxes	(25.4)	77.5
Other current and long-term assets	9.7	(61.1)
Other long-term liabilities	(1.7)	(31.7)
Pension and post-retirement benefit payments	(16.7)	(15.7)
Net cash provided by operating activities	226.6	288.6
Investing activities:
Purchases of property, plant and equipment	(57.1)	(67.6)
Investments in capitalized software	(4.6)	(7.5)
Purchases of short-term investments and repurchase agreements	(402.8)	(168.1)
Sales and maturities of short-term investments and repurchase agreements	286.2	166.5
Cost of preferred stock investment	—	(0.9)
Acquisitions of businesses, net	(141.7)	(93.0)
Net cash used in investing activities	(320.0)	(170.6)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	25.3	261.0
Repayments of long-term revolving credit facilities	(25.0)	—
Net borrowings/(repayments) of short-term debt	137.4	(3.4)
Purchases of treasury stock	(120.0)	(187.5)
Taxes withheld and paid on employee stock award vestings	(4.8)	(6.0)
Dividends to noncontrolling interest holders	(5.8)	(3.3)
Proceeds from exercise of stock options	4.5	3.2
Net cash provided in financing activities	11.6	64.0
Effect of exchange rate changes on cash and cash equivalents	72.5	12.9
Net (decrease)/increase in cash and cash equivalents	(9.3)	194.9
Cash and cash equivalents at beginning of period	862.5	515.2
Cash and cash equivalents at end of period	$853.2	$710.1
Cash paid during the period for:
Interest	$18.9	$16.1
Income taxes	$51.0	$28.9
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively WABCO or the Company) engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension and transmission automation as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products primarily to four groups of customers around the world: truck and bus original equipment manufacturers (OEMs), trailer OEMs, commercial vehicle aftermarket distributors of replacement parts and services, and automotive OEMs. We also provide remanufacturing services globally.

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

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2017.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the FASB issued Accounting Standards Update 2017-07 (ASU 2017-07) Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted the provisions of ASU 2017-07 as of January 1, 2017, and applied the change retrospectively in its condensed consolidated statements of operations, by reclassifying respectively $1.3 million from cost of sales and $5.6 million from selling and administrative expenses to other non-operating expenses for the three-month period ended September 30, 2016 , and $3.7 million from cost of sales and $15.8 million from selling and administrative expenses to other non-operating expenses for the nine-month period ended September 30, 2016.

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

Pending Adoption of Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities, which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

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

ASU 2014-09 permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We expect to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to equity. We currently anticipate a potential material impact to equity upon initial adoption but expect the ongoing impact of ASU 2014-09 to not be material. Successful adoption of ASU 2014-09 is contingent on the completion of an analysis of the cumulative impact on prior periods’ financial information as well as the completion of changes to the accounting information system.

The Company’s implementation of this standard include a project management framework that includes a dedicated lead project manager for assessing the impact that the new standard will have on the Company’s accounting, financial statements and footnote disclosures. The assessment phase of the project has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. We currently believe the most significant impact relates to our accounting for revenue in relation to our product engineering activities and our sales of products with no alternative use. Specifically, under ASU 2014-09 we expect to recognize all reimbursements received from customers related to product engineering as revenue. We also expect that most revenues from sales to OEM customers of products with no alternative use should be recognized over time instead of at a point in time. Due to the complexity of certain of our agreements with OEM customers, the actual revenue recognition treatment required under ASU 2014-09 will be dependent on contract-specific terms, and may vary in some instances. During the third quarter, the team has continued to make progress on the contract review phase, which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. A detailed implementation plan for the remainder of 2017 has been developed and includes tasks around data gathering, training, implementing the required system and process changes required to support the new model and to quantify the impact on historical results. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements and are continuing to test our processes designed to comply with ASU 2014-09 to permit adoption by January 1, 2018.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the condensed consolidated financial statements.

NOTE 3.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2017	2016	2017	2016
Foreign currency translation adjustments (1):
Balance at beginning of period	$(233.2)	$(265.9)	$(328.7)	$(271.2)
Adjustment for the period	33.8	10.7	129.3	16.0
Balance at end of period	(199.4)	(255.2)	(199.4)	(255.2)

Losses on intra-entity transactions (2):
Balance at beginning of period	(11.7)	(11.4)	(11.4)	(15.2)
Adjustment for the period	0.1	(0.4)	(0.2)	3.4
Balance at end of period	(11.6)	(11.8)	(11.6)	(11.8)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	0.2	0.2
Adjustment for the period	0.1	—	0.1	—
Amounts reclassified to earnings, net	—	(0.1)	—	(0.1)
Balance at end of period	0.3	0.1	0.3	0.1

Unrealized losses on hedges:
Balance at beginning of period	(0.9)	(1.1)	(1.0)	(1.2)
Adjustment for the period	—	—	0.1	—
Amounts reclassified to earnings, net	—	0.1	—	0.2
Balance at end of period	(0.9)	(1.0)	(0.9)	(1.0)

Pension and post-retirement plans:
Balance at beginning of period	(246.3)	(215.7)	(236.4)	(220.5)
Other comprehensive income before reclassifications	(4.5)	(0.6)	(22.8)	0.3
Amounts reclassified to earnings, net (3)	4.6	2.7	13.0	6.6
Balance at end of period	$(246.2)	$(213.6)	$(246.2)	$(213.6)

Accumulated other comprehensive loss at end of period	$(457.8)	$(481.5)	$(457.8)	$(481.5)

(1) This accumulated other comprehensive loss component includes the realized gain on settled forward contracts accounted for as net investment hedges of $9.3 million, net of taxes of $5.8 million. Additionally, this component includes the unrealized loss on the Senior EUR notes, which have been designated as a net investment hedge, of $28.8 million, net of taxes of $18.0 million. See Note 13 for further discussion.

(2) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) This accumulated other comprehensive loss component, net of taxes of $1.9 million and $1.1 million for the three months ended September 30, 2017 and 2016 respectively, and $5.5 million and $3.4 million for the nine months ended September 30, 2017 and 2016 respectively, is included in the computation of net periodic pension cost. See Note 12 for additional details.

NOTE 4.	Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2017 and 2016 were $182.7 million and $83.6 million, respectively. Expenses related to discounting these notes for the nine months ended September 30, 2017 and September 30, 2016 amount to $1.6 million and $0.2 million, respectively, and are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and equal their carrying amounts of $47.4 million and $53.6 million as of September 30, 2017 and December 31, 2016, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2017 or December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average incremental shares included	226,428	246,139	221,409	246,263
Shares excluded due to anti-dilutive effect	—	5,414	—	3,095

NOTE 6.	Capital Stock
The following is a summary of net shares outstanding and shares issued or reacquired during the nine month period ended September 30, 2017.

	Number of Shares of Common Stock
	Total Shares	Treasury Shares	Net Shares Outstanding
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	76,248	27,171	103,419
Shares issued upon vesting of RSUs	42,939	3,921	46,860
Shares issued for DSUs	5,924	—	5,924
Shares issued upon vesting of PSUs	24,525	7,175	31,700
Shares purchased for treasury	—	(1,033,000)	(1,033,000)
Balance, September 30, 2017	78,850,909	(25,204,088)	53,646,821

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share repurchase programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. As of September 30, 2017 the Company has reissued a total of 81,630 treasury shares related to certain employee vestings under its equity incentive program.

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
	$2,100.0

As of September 30, 2017, the Company has repurchased a total of $1,591.0 million of shares under the five repurchase programs effective through this date, leaving an unexpended balance of $480.0 million available for share repurchases.

NOTE 7.	Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and recognizes that as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels depending upon, the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of September 30, 2017, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2017	2016	2017	2016
Stock-based compensation	$3.5	$2.8	$13.1	$10.6

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	72,022	$114.88	90,517	$92.33
PSUs Granted	69,034	$116.41	82,558	$91.35
DSUs Granted	7,752	$118.75	9,194	$105.52
Stock Awards Granted	—	$—	1,100	$107.47
Total Awards	148,808		183,369

The RSUs granted during the periods presented above have vesting terms as follow:

	Nine Months Ended September 30,
	2017	2016
Vest in equal annual installments over three years	69,253	85,615
Vest after three years	2,769	4,902
Total RSUs granted	72,022	90,517

NOTE 8.	Debt

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes will be payable semi-annually on January 1 and July 1 of each year, commencing July 1, 2017. As of September 30, 2017, the outstanding debt balance net of unamortized debt issuance costs was $517.3 million. This debt balance included a revaluation loss of $28.8 million, net of taxes of $18.0 million, related to these notes that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 13 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of September 30, 2017.

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
	$500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2016. As of September 30, 2017, the outstanding debt balance net of unamortized debt issuance costs was $498.4 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of September 30, 2017.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options which the Company has exercised) and amend the applicable margins on the original revolving credit facility. The 2015 Facility is scheduled to expire on September 30, 2022. As of September 30, 2017 this is our principal bank facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of September 30, 2017, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of September 30, 2017.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	As of September 30, 2017	As of December 31, 2016
2014 Facility	$54.0	$—
2015 Facility	83.0	—
	$137.0	$—

Incremental ability to borrow	$363.0	$500.0

The outstanding borrowings are classified as short-term debt, as to be settled in less than a year. The carrying amounts of the facilities approximated fair value based upon level 2 inputs as of each of the periods presented above.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of September 30, 2017.

Other Debt

As of September 30, 2017, the Company's various subsidiaries had borrowings from banks totaling $1.1 million, of which $0.3 million was classified as long-term debt. The remaining $0.8 million supports local working capital requirements. This is in comparison to $0.8 million as of December 31, 2016 of which $0.6 million was classified as long-term debt.

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2017	2016	2017	2016
Balance of warranty costs accrued, beginning of period	$48.0	$42.7	$49.3	$40.9
Warranty costs accrued	7.9	33.4	19.8	46.1
Warranty claims settled	(7.2)	(13.1)	(23.5)	(24.6)
Foreign exchange translation effects	0.9	0.4	4.0	1.0
Balance of warranty costs accrued, end of period	$49.6	$63.4	$49.6	$63.4
Current liability, included in current portion of warranties	$30.6	$45.3	$30.6	$45.3
Long-term liability, included in other liabilities	$19.0	$18.1	$19.0	$18.1

Warranty costs accrued	$7.9	$33.4	$19.8	$46.1
Less: received and anticipated recoveries from suppliers	—	(28.5)	(1.6)	(29.1)
Warranty costs net of received and anticipated recoveries	$7.9	$4.9	$18.2	$17.0

In 2016, the Company initiated a recall and service campaign related to certain defects in components from one of our suppliers. The defective parts impacted certain shipments to our customers over a two month period. The Company estimated the costs of the warranty campaign to be $29.8 million, substantially all of which concluded in the second quarter of 2017 and we anticipate the remaining costs to be incurred by the end of the year. The Company also expects substantially all of the costs to be recovered from its supplier and has reflected this within other current assets on the condensed consolidated balance sheets as we believe remaining amounts will be collected within the next 12 months.

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $39.3 million, of which $31.3 million is related to statutorily-required guarantees for tax and other litigation, $0.2 million is related to letters of credit, and $7.8 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 4, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 30, 2017 and as of December 31, 2016, the Company had approximately $28.2 million and $24.3 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to Trane's (formerly called American Standard) business for periods prior to WABCO's spin-off from Trane in 2007. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. This includes one particular case for which a deposit of BRL 37.4 million ($11.3 million based on the effective exchange rate at time of payment) was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. The application to have the appeal of this case heard at the Brazilian Superior Court of Justice was rejected in the third quarter of 2017. While this decision has been appealed, a corresponding accrual of BRL 38.1 million including interest ($12.0 million based on September 30, 2017 exchange rates) has been recorded within other liabilities (non-current) based on management's assessment based upon updated advice of external legal counsel received in September 2017 with respect to the likelihood of loss in the case.

The estimated total amount of the remaining contingency as of September 30, 2017 was $33.3 million including interest. However, based on management’s assessment and advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

The income tax expense was $43.7 million on pretax income of $293.9 million before adjusting for noncontrolling interest for the nine months ended September 30, 2017, and $105.1 million on pretax income of $274.5 million before adjusting for noncontrolling interest for the nine months ended September 30, 2016. The decrease in income tax expense is primarily related to a non-cash tax expense of $86.4 million related to the Belgian Excess Profit Ruling (EPR) program recorded in the first quarter of 2016 and a non-cash benefit of $17.2 million in the third quarter of 2016 related to reversal of the 2015 EPR tax reserve following confirmation that WABCO qualified for the Patent Income Deduction for 2015. In addition, the third quarter of 2016 included a $10.6 million benefit for reductions in uncertain tax positions due to the expiration of statutes of limitation.

Unrecognized tax benefits at September 30, 2017 amounts to $77.4 million, of which $1.8 million was classified as a long-term liability. The remaining unrecognized tax benefits of $75.6 million, including the $73.3 million related to the clawback under the EPR program, were classified as a reduction to deferred tax assets, since they are non-cash unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals would result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of September 30, 2017, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the nine month period ended September 30, 2017.

(Amounts in millions)
2014 / 2015 Program
Balance as of December 31, 2016	$27.8
Reversals for the first nine months of 2017	1.2
Payments during the first nine months of 2017	(11.7)
FX effects	2.7
Balance as of September 30, 2017	$20.0
Other Programs
Balance as of December 31, 2016	$23.4
Charges during the first nine months of 2017	7.3
Payments during the first nine months of 2017	(7.4)
FX effects	2.8
Balance as of September 30, 2017	$26.1
Total streamlining liability as of September 30, 2017	$46.1

A balance of $19.7 million has been included in other liabilities (non-current) and $26.4 million has been included in other accrued liabilities (current) as of September 30, 2017.

The following is a summary of current and cumulative streamlining costs related to the above programs:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$0.3	$5.8	$(0.5)	$1.3	$(1.6)	$6.5	$2.9	$1.5
Employee-related charges – selling and administrative	0.3	0.3	(0.5)	2.6	2.2	0.4	1.3	3.6
Other streamlining charges	0.4	—	—	0.5	0.6	0.4	0.6	0.6
Total program costs	$1.0	$6.1	$(1.0)	$4.4	$1.2	$7.3	$4.8	$5.7

For the three and nine month periods ended September 30, 2017 and 2016, streamlining costs incurred for other programs include charges for headcount reductions and footprint relocations primarily driven by the Company's continued cost optimization efforts. These costs are summarized as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2017	2016	2017	2016
Headcount reductions	$3.5	$2.9	$4.0	$4.2
Footprint relocation	2.6	1.5	3.3	1.5
Total other programs	$6.1	$4.4	$7.3	$5.7

NOTE 12.	Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$5.4	$0.1	$4.1	$0.1	$15.3	$0.4	$12.4	$0.1
Interest cost on the projected benefit obligation	3.7	0.1	4.6	0.2	10.8	0.3	13.3	0.4
Less: expected return on plan assets	(1.3)	—	(1.7)	—	(3.8)	—	(5.1)	—
Amortization of net loss	6.0	0.1	3.7	0.1	20.0	0.4	10.2	0.5
Pension and post-retirement benefit plan cost	$13.8	$0.3	$10.7	$0.4	$42.3	$1.1	$30.8	$1.0

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and nine month periods ended September 30, 2017 and 2016 were based on the rates determined as of the beginning of each of the fiscal years of 4.54% and 4.89%, respectively.

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

NOTE 13.	Derivative and Financing Instruments and Hedging Activities

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

Net Investment Hedges

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and September 30, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million (as previously discussed in Note 8), that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2017, there was no hedge ineffectiveness and a loss of $28.8 million, net of taxes of $18.0 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2017 and December 31, 2016, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)		As of September 30, 2017		As of December 31, 2016
Foreign Currency	Unit of Measure	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	511.0	76.7	495.0	64.2
Hong Kong Dollar	HKD	296.0	37.9	294.5	34.6
Polish Zloty	PLN	138.0	37.7	*	*
British Pound	GBP	10.8	14.5	12.7	14.2
Brazilian Real	BRL	*	*	43.1	11.7

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of September 30, 2017, forward contracts for an aggregate notional amount of €147.5 million ($173.9 million at September 30, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating gain for the nine months ended September 30, 2017 and 2016 amounted to $2.3 million and $0.3 million, respectively. The majority of these exchange contracts were entered into on September 28, 2017. The fair value of these derivatives was $0.1 million at September 30, 2017.

Short-Term Investments

Short-term investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The investments are classified as available-for-sale and are recorded in the condensed consolidated financial statements at market value with changes in market value included in other comprehensive income. The fair value of the investments is determined based on readily available pricing sources for identical instruments in less active markets (Level 2). As of September 30, 2017, the balance of short-term investments amounted to $177.0 million. The Company had no short-term investments as of December 31, 2016.

NOTE 14.	Business Combinations

Acquisition of R.H. Sheppard Co., Inc.

On September 18, 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for cash consideration of $158.8 million, excluding cash acquired of $17.1 million, resulting in net cash paid of $141.7 million. Sheppard is a supplier of steering technologies, precision-engineered engine pumps and remanufacturing services for commercial vehicles.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of September 30, 2017, pending receipt of a valuation of tangible and intangible assets. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$17.1
Trade receivables	17.5
Inventories	24.7
Property, plant and equipment	49.0
Other assets acquired	6.7
Trade payables	(4.3)
Deferred tax liabilities	(8.9)
Other liabilities assumed	(3.8)
Identifiable net assets acquired	$98.0
Goodwill	60.8
Net purchase consideration	$158.8

The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date was finalized in the fourth quarter of 2016. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$6.4
Trade receivables	5.8
Inventories	11.8
Property, plant and equipment	17.5
Intangible assets	14.3
Other assets acquired	3.0
Other liabilities assumed	(7.4)
Identifiable net assets acquired	$51.4
Goodwill	15.0
Net purchase consideration	$66.4

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

On October 1, 2017, the Company completed its acquisition of Meritor Inc.'s stake in the Meritor WABCO joint venture for a cash purchase price of $250 million. The main assets and liabilities acquired include cash, accounts receivable, inventories, accounts payable and other accrued liabilities. We expect to have a significant amount of goodwill associated with this transaction which we expect to be deductible for tax purposes. As part of our purchase accounting for this acquisition, we also expect to record a pre-tax gain in the fourth quarter of 2017 related to the step-up of our equity investment in the joint venture of approximately $240 million, subject to finalization of the purchase accounting. The transaction-related costs were expensed as incurred and were recorded within operating expenses.

The Company borrowed an additional $200 million on its revolving credit facilities in order to fund this acquisition. In connection with the acquisition, the Company also entered into new ten-year distribution agreement with a Meritor affiliate to serve as the exclusive distributor for a certain range of WABCO’s Aftermarket products in the U.S. and Canada and its non-exclusive distributor in Mexico. Both parties have options to terminate these distribution arrangements at certain points in the next three and half years for an exercise price between $225 million and $265 million, based on the earnings of the business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

In the third quarter of 2017, we once again outperformed the market with a sales growth compared to one year ago of 22.6% on a reported basis and 18.6% excluding foreign currency translation effects. Markets grew in every region of the world, with particularly strong performance in China. Our global aftermarket sales also increased 13.6% (9.2% excluding foreign currency translation effects) in the third quarter of 2017 compared to last year from continuous growth in key regions, partially offset by a severe market downturn in the Middle East.

The WABCO Operating System (WOS), during the third quarter of 2017, continued to enable fast and flexible responses to major market changes, delivering $20.6 million of materials and conversion productivity, a continued solid performance for us. Gross materials productivity represented 5.2% of total materials cost, while inflation in raw material prices resulted in net materials productivity of 4.2%. Conversion productivity represented 8.1% for the third quarter of 2017.

In September, we completed our acquisition of R.H. Sheppard, a key supplier of industry-leading steering technologies for commercial vehicles. Cash consideration for this transaction was $158.8 million excluding cash acquired of $17.1 million, resulting in net cash paid of $141.7 million.

In October, we completed our acquisition of Meritor Inc.'s stake in the Meritor WABCO joint venture for a cash purchase price of $250 million of which $200 million was financed through additional borrowings on our revolving credit facilities. We also entered into a new ten-year distribution agreement with a Meritor affiliate to serve as the exclusive distributor for a certain range of our aftermarket products in the U.S. and Canada and the non-exclusive distributor in Mexico. Both parties have options to terminate these distribution arrangements at certain points in the next three and half years for an exercise price between $225 million and $265 million, based on the earnings of the business. As part of our purchase accounting for this acquisition, we expect to record a pre-tax gain in the fourth quarter of 2017 related to the step-up of our equity investment in the joint venture of approximately $240 million, subject to finalization of the purchase accounting.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to Trane's (formerly called American Standard) business for periods prior WABCO's spin off from Trane in 2007. We were notified during the third quarter of 2017 that the application to have the appeal for one particular tax claim covered under this indemnification agreement heard at the Brazilian Superior Court of Justice was rejected. While this decision has been appealed, we have recorded a provision during the quarter of BRL 38.1 million ($12.0 million based on September 30, 2017 exchange rates) based on management's assessment based upon updated advice of external legal counsel received with respect to the likelihood of loss in the case.

As previously disclosed, we and the Belgian Government have (separately) appealed the 2016 decision of the European Commission which invalidated the Belgian Excess Profit Ruling (EPR) program that was in place since 2004 and that we and many other companies participated in. We took part in the program for years 2012 to 2014 and the European Commission required Belgium to clawback all past tax benefits received under the program. We have sought and obtained an alternative tax relief for 2015 and future years under Belgium’s Patent Income Deduction (PID) program, which we continue to seek for the 2013 and 2014 tax years as well. If PID relief is authorized by the European Commission as an allowable offset to the EPR clawback for 2013 and 2014, the potential tax benefit impact in a future quarter could be in aggregate up to $32 million.

In July, the Belgian Government unveiled wide ranging tax reform proposals. The biggest impact for WABCO is a proposed two-step reduction in the corporate income tax rate from 33.99% to 29.58% for the years 2018 and 2019 and down to 25% for 2020 and subsequent years. While WABCO will enjoy the lower rate for future Belgium earnings, it will also have to revalue down its deferred tax attributes using the new rates upon enactment of the tax legislation. The associated negative tax impact could be up to $13 million and we understand the proposed legislation is likely to be enacted in the next six months.

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

Third Quarter Results of Operations for 2017 Compared with 2016

	Three Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$827.8	$675.4	22.6%	$800.9	18.6%
Cost of sales	578.2	461.4	25.3%	560.6	21.5%
Gross profit	249.6	214.0	16.6%	240.3	12.3%

Operating expenses	156.4	126.2	23.9%	150.6	19.3%
Equity income of unconsolidated joint ventures	8.1	6.4	26.6%	8.1	26.6%
Income tax expense	14.4	(16.4)	**	13.9	**

*	Amounts translated using average exchange rates for the three month period ending September 30, 2016
** Percentage change not considered meaningful

Sales

Our sales for the third quarter of 2017 were $827.8 million, an increase of 22.6% (18.6% excluding foreign currency translation effects) from $675.4 million in 2016.

Total sales in Europe, our largest market, increased 14.6% (8.8% excluding foreign currency translation effects) for the third quarter of 2017. Our sales growth is driven by an increase in production of new trucks and buses, market share gains in AMT and EBS at a major OEM customer as well as further growth in aftermarket and off-highway, partially offset by the phase out of a prior generation AMT at a major gearbox supplier.

Sales in North America increased 44.1% (40.8% excluding foreign currency translation effects) driven by increased penetration of AMT and ESC in the market, further growth in the aftermarket, as well as the recent acquisition of the Sheppard business. Sales in South America increased 20.6% (17.5% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 34% from a very low quarter last year, partially offset by a weak trailer market.

Total sales in Asia increased 32.8% (32.8% excluding foreign currency translation effects) compared to an estimated 46% increase in new vehicle production in the region. Sales in China grew 43.4% (43.3% excluding foreign currency translation effects) which was primarily supported by a 64% growth in truck and bus production, partially offset by unfavorable customer mix and supply chain constraints. Sales in India increased 37.3% (31.8% excluding foreign currency translation effects) due to the 16% increase in the production of new trucks and buses and further market share gains. Sales in Japan increased 4.9% (13.7% excluding foreign currency translation effects) and sales in Korea increased 12.6% (12.8% excluding foreign currency translation effects), driven by growth in truck and bus production of 20%. The production increase in these regions is driven by a recovery in export markets with unfavorable vehicle mix.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 13.6% (9.2% excluding foreign currency translation effects) in the third quarter of 2017 from continuous growth in key regions, additionally supported by a one-time replacement of competitor products in the field, partially offset by a continued severe drop in the Middle East due to political and economic uncertainty.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.1% of production and conversion cost savings, as well as 5.2% of material savings before the impact of commodity inflation, which had a negative impact of 1.0%, bringing net materials productivity to 4.2% for the third quarter of 2017.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended September 30, 2016	$461.4	$214.0

Increase/(decrease) due to:
Sales price reductions	—	(12.8)
Sales price reductions as % of sales		1.6%
Volume, mix and absorption	104.1	34.1
Material productivity	(11.2)	11.2
Conversion productivity	(9.4)	9.4
Labor inflation	3.5	(3.5)
Streamlining costs	5.1	(5.1)
Foreign exchange effects *	21.6	5.4
Other	3.1	(3.1)
Net increase	116.8	35.6

Cost of sales / gross profit for the three months ended September 30, 2017	$578.2	$249.6

* Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended September 30, 2016	$126.2

Increase/(decrease) due to:
Labor inflation	3.5
Incremental costs from acquisitions	0.4
Streamlining expenses	(1.7)
Indemnification costs	11.7
Employee-related costs	7.1
Foreign exchange translation	5.8
Investments net of savings	3.4
Net increase	30.2

Operating expenses for the three months ended September 30, 2017	$156.4

The indemnification costs of $11.7 million relate to the Brazilian tax case as discussed within the "Executive Overview".

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $1.7 million to $8.1 million for the third quarter of 2017 as compared to $6.4 million for the third quarter of 2016, primarily driven by higher income from our North American joint venture due to increased content per vehicle of WABCO products as well as a strong outperformance of the OE market.

Income Taxes

The income tax expense for the third quarter of 2017 was $14.4 million on pre-tax income of $88.7 million before adjusting for noncontrolling interest, compared with an income tax benefit of $16.4 million on pre-tax income of $83.9 million before adjusting for noncontrolling interest in the third quarter of 2016. The increase in income tax expense is primarily related to changes in uncertain tax positions. This included non-cash benefits of $17.2 million in the third quarter of 2016 related to reversal of the 2015 EPR tax reserve following confirmation that WABCO qualified for the Patent Income Deduction for 2015 and $10.6 million for reductions due to the expiration of statutes of limitation. The remaining difference is mainly due to mix of earnings in multiple jurisdictions.

Year to Date Results of Operations for 2017 Compared with 2016

	Nine Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$2,370.1	$2,096.3	13.1%	$2,373.5	13.2%
Cost of sales	1,632.9	1,436.4	13.7%	1,633.6	13.7%
Gross profit	737.2	659.9	11.7%	739.9	12.1%

Operating expenses	427.1	375.6	13.7%	426.9	13.7%
Equity income of unconsolidated joint ventures	23.2	18.9	22.8%	23.2	22.8%
Other non-operating expense, net	(27.8)	(19.6)	41.8%	(31.4)	60.2%
Income tax expense	43.7	105.1	(58.4)%	43.7	(58.4)%

* Amounts translated using average exchange rates for the nine month period ending September 30, 2016

Sales

Our sales for the first nine months of 2017 were $2,370.1 million, an increase of 13.1% (13.2% excluding foreign currency translation effects) from $2,096.3 million in 2016.

Total sales in Europe, our largest market, increased approximately 6.7% (6.9% excluding foreign currency translation effects) for the first nine months of 2017, which was supported by strong truck and bus production in the first and third quarter of 2017 as well as by market share gains at a major OEM customer, partially offset by a phase out of AMT at a major gearbox supplier.

Sales in North America increased 22.9% (23.0% excluding foreign currency translation effects). The sales growth was driven primarily by increased content per vehicle due to higher penetration of AMT and ESC, following an increase of 3% in truck and bus production. Sales in South America increased 20.9% (9.6% excluding foreign currency translation effects) driven primarily by growth in truck and bus production.

Total sales in Asia increased 25.2% (26.5% excluding foreign currency translation effects) compared to an estimated 31% increase in truck and bus production in the region. Continued sharp increase in production of new truck and buses in China strongly contributed to the sales growth of 49.3% (54.3% excluding foreign currency translation effects), which was additionally supported by increased WABCO content per vehicle as well as continued benefits from ABS mandate on light- and medium-duty trucks. Sales in India increased by 5.6% (2.7% excluding foreign currency translation effects) as a result of the decline in production of new trucks and buses driven by the earlier BS IV mandate. Japan increased 4.4% (7.7% excluding foreign currency translation effects) with the increased value per vehicle in 2017. Sales in Korea increased 17.7% (17.3% excluding foreign currency translation effects) driven by higher vehicle production compared to the first three quarters of 2016 which was negatively impacted by a slow-down of exports.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 6.6% (6.0% excluding foreign currency translation effects) and reflects a lower growth rate of our aftermarket segment in the first six months of 2017 as a result of political and economic instability in the Middle East, as well as the weak market in India in the beginning of 2017 after the demonetization.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.1% of production and conversion cost savings, as well as 5.2% of material savings before the impact of commodity inflation, which had a negative impact of 0.8%, bringing net materials productivity to 4.4% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the nine months ended September 30, 2016	$1,436.4	$659.9

Increase/(decrease) due to:
Sales price reductions	—	(38.8)
Sales price reductions as % of sales		1.6%
Volume, mix and absorption	233.2	82.8
Material productivity	(35.2)	35.2
Conversion productivity	(27.1)	27.1
Labor inflation	10.9	(10.9)
Streamlining costs	0.2	(0.2)
Foreign exchange effects *	6.2	(9.4)
Other	8.3	(8.5)
Net increase	196.5	77.3

Cost of sales / gross profit for the nine months ended September 30, 2017	$1,632.9	$737.2

* Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the nine months ended September 30, 2016	$375.6

Increase/(decrease) due to:
Labor inflation	9.6
Incremental costs from acquisitions	2.0
Extraordinary sell-side M&A activity	4.5
Streamlining expenses	(2.5)
Research & development investments, net	8.4
Indemnification costs	11.7
Employee-related costs	11.0
Foreign exchange translation	0.2
Investments net of savings	6.6
Net increase	51.5

Operating expenses for the nine months ended September 30, 2017	$427.1

As previously disclosed, the $4.5 million costs of extraordinary sell-side M&A activity pertain to professional fees incurred in connection with an acquisition proposal received by the Company. Both parties engaged in advanced discussions, with WABCO being advised by the potential buyer that due diligence had been satisfactorily concluded. However, these discussions were subsequently terminated when final approval was not granted by the buyer’s board.

The indemnification costs of $11.7 million relate to the Brazilian tax case as discussed within the "Executive Overview".

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures increased by $4.3 million to $23.2 million for the nine-month period ended September 30, 2017 as compared to $18.9 million for the nine-month period ended September 30, 2016, primarily driven by a higher income from our North American joint venture due to increased content per vehicle of WABCO products.

Other Non-Operating Expense, net

Non-operating expense was $27.8 million for the nine-month period ended September 30, 2017 compared to $19.6 million for the nine-month period ended September 30, 2016 with the increase mainly due to higher pension and post-retirement benefit costs as a result of the lower interest rate environment applicable to our foreign pension and post-retirement benefit plans.

Income Taxes

The income tax expense for the nine-month period ended September 30, 2017 was $43.7 million on pre-tax income of $293.9 million before adjusting for noncontrolling interest, compared with $105.1 million on pre-tax income of $274.5 million before adjusting for noncontrolling interest for the nine-month period ended September 30, 2016. The decrease in income tax expense is primarily related to a non-cash tax expense of $86.4 million related to the Belgian Excess Profit Ruling (EPR) program recorded in the first quarter of 2016 and a non-cash benefit of $17.2 million in the third quarter of 2016 related to reversal of the 2015 EPR tax reserve following confirmation that WABCO qualified for the Patent Income Deduction for 2015. In addition, the third quarter of 2016 included a $10.6 million benefit for reductions in uncertain tax positions due to the expiration of statutes of limitation. The remaining difference is mainly due to mix of earnings in multiple jurisdictions.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, revolving credit facilities and the use of operating leases.
Cash Flows for the Nine Months Ended September 30, 2017

Operating activities - Net cash provided by operating activities was $226.6 million and $288.6 million for the first nine months of 2017 and 2016, respectively. Cash flow from operating activities for the first nine months of 2017 consisted primarily of net income including noncontrolling interests of $250.2 million, increased by $149.0 million for non-cash charges including depreciation, amortization, stock compensation and pension and post-retirement benefit expenses. This was partially offset by $172.6 million related to changes in operating assets and liabilities as well as pension contributions. Cash flow from operating activities for the first nine months of 2016 consisted primarily of net income including noncontrolling interests of $169.4 million, increased by $126.0 million for non-cash charges including depreciation, amortization, stock compensation and pension and post-retirement benefit expenses as well as a non-cash tax expense of $86.4 million related to the Belgian EPR program that was recorded in the first quarter of 2016. These increases were partially offset by $93.2 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $320.0 million in the first nine months of 2017 compared to $170.6 million in the first nine months of 2016. Aside from capital expenditures in tooling, equipment and software of $61.7 million and $75.1 million in 2017 and 2016, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	Nine Months Ended September 30,
	2017			2016
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$206.4	$196.4	$402.8	$168.1	$—	$168.1
Sales and redemptions	259.6	26.6	286.2	122.2	44.3	166.5
Net cash received/(invested)	$53.2	$(169.8)	$(116.6)	$(45.9)	$44.3	$(1.6)

We also paid $141.7 million in 2017 for the acquisition of Sheppard and $93.0 million in 2016 for the acquisitions of MICO, LCL and Trans-Safety LOCKS as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements.

Financing activities - Net cash provided by financing activities amounted to $11.6 million for the first nine months of 2017 compared to $64.0 million for the first nine months of 2016. The main driver of the lower cash flow from financing activities in 2017 is primarily attributable to a lower level of external borrowings where we borrowed a total of $162.0 million in 2017 against our revolving credit facilities partially offset by repayments of $25.0 million. These borrowings were mainly to finance our acquisition of Sheppard and is in comparison to total borrowings of $261.0 million in 2016 to finance our acquisitions of MICO and LCL and also to fund our share repurchase program. The outstanding balance on the revolving credit facilities as of September 30, 2017 amounted to $137.0 million and is classified within short-term debt on the balance sheet as the Company intends to repay this balance within the next 12 months primarily through additional longer-term debt financing.

We also repurchased shares during the first nine months of 2017 and 2016 for a total amount of $120.0 million and $187.5 million, respectively.
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
Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility) to, among other things, extend the original expiry date subject to two 1-year extension options and amend the applicable margins on the original revolving credit facility. This facility will expire on September 30, 2022.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. As of September 30, 2017, the balance outstanding on these facilities amounted to $137.0 million, and we had the ability to borrow an incremental $363.0 million, of which $200.0 million was drawn down in October 2017 to fund the acquisition of Meritor Inc.'s stake in the Meritor WABCO joint venture. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional details.

As of September 30, 2017, various subsidiaries also had borrowings from banks totaling $1.1 million, of which $0.3 million was classified as long-term debt. The remaining $0.8 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2017, forward contracts for an aggregate notional amount of €147.5 million ($173.9 million at September 30, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in net non-operating gains for the nine months ended September 30, 2017 and 2016 of $2.3 million and $0.3 million, respectively. The majority of these exchange contracts were entered into on September 28, 2017. The fair value of these derivatives was $0.1 million as of September 30, 2017.

During 2016, the Company entered into various forward contracts with an aggregate notional amount of €440.0 million that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. As of December 31, 2016 and September 30, 2017, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI).

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2017, there was no hedge ineffectiveness and a loss of $28.8 million, net of taxes of $18.0 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2016 made in the Company’s Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company has established a Disclosure Controls Committee that assists the Chief Executive Officer and Interim Chief Financial Officer in their evaluation of the Company’s disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 13a-15(e), are effective to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has approved five programs as noted below to purchase shares of the Company's common stock. A summary of the repurchase activity for the first nine months of 2017 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2016	18,295,912	$80.40	18,295,912	$0

January 1 - January 31	240,000	$106.74	240,000	$574,382,746
February 1 - February 28	85,000	$112.74	85,000	$564,799,537
March 1 - March 31	213,000	$115.24	213,000	$540,253,746
Total first quarter	538,000	$111.05	538,000	$540,253,746

Total through March 31, 2017	18,833,912	$81.28	18,833,912	$540,253,746

April 1 - April 30	—	-	-	$540,253,746
May 1 - May 31	183,000	$118.73	183,000	$518,525,967
June 1 - June 30	312,000	$123.35	312,000	$480,041,067
Total second quarter	495,000	$121.64	495,000	$480,041,067

Total through June 30, 2017	19,328,912	$82.31	19,328,912	$480,041,067

July 1 - July 31	—	-	—	$480,041,067
August 1 - August 31	—	-	—	$480,041,067
September 1 - September 30	—	-	—	$480,041,067
Total third quarter	—	-	—	$480,041,067

Total through September 30, 2017	19,328,912	$82.31	19,328,912	$480,041,067

(a)
Relates to the share repurchase programs approved in May 2011, October 2012, October 2013, December 2014 and December 2016 as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

The Company has previously announced that share repurchase program would be suspended through at least the end of 2017. The timing and amount of further share repurchases, if any, will depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on October 19, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Vice President Investor Relations and Controller
(Principal Accounting Officer)
October 19, 2017