Form 10-K
period 2017-12-31
WABCO Holdings Inc.
filed 2018-02-16
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.8 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 9, 2018	53,741,272	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2017.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2017

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

•
our ability to mitigate any tax risks, including, but not limited to, those risks associated with changes in legislation, tax audits and the loss of the benefits associated with our tax rulings and incentives in certain jurisdictions and the risk that we may need to increase our provisional charge relating to the transition tax under U.S. tax law;

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

WABCO is a leading global supplier of electronic, mechanical, electro-mechanical and aerodynamic products for the world's major manufacturers of commercial trucks, buses and trailers, as well as passenger cars. We engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension, steering, transmission automation, as well as air compression and processing. These systems improve vehicle safety, efficiency and performance while reducing overall vehicle operating costs. We estimate that approximately two out of every three commercial vehicles with advanced and conventional vehicle control systems worldwide are equipped with our products. For passenger cars, including sports utility vehicles (SUVs), we supply products for sophisticated, niche applications. We continue to grow in more parts of the world as we increasingly provide additional components and systems throughout the life of a vehicle, from design and development to the aftermarket. By leveraging fleet connectivity, WABCO mobilizes vehicle intelligence to advance fleet safety, efficiency and security.

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

Products and Services

We engineer, develop, manufacture and sell advanced braking, stability, suspension, steering, transmission automation and air management systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC) systems, brake controls, automated manual transmission (AMT) systems, air disc brakes, and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium and heavy-duty trucks, buses and trailers.

We are also a global market leader in hydraulic components, controls and brake systems for heavy-duty, off-highway vehicles used, for example, in agriculture, construction and mining. We are the only supplier with a complete portfolio of pneumatic and hydraulic braking and control systems for off-highway vehicles worldwide. WABCO is also the only supplier that provides a full range of aerodynamic devices for commercial vehicles worldwide. Aerodynamic products reduce the air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption and CO2 emissions. Aerodynamic devices help commercial vehicle fleet operators improve their operational efficiency and environmental performance.

In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. We provide innovative control functions by leveraging rich data from onboard mission-critical systems to advance fleet safety, efficiency and security. With WABCO’s Transics TX-TRAILERGUARD™ and TX-SKY™, customers continuously obtain data from onboard mission-critical systems. Simultaneously, all of this information is integrated onto the fleet manager’s displays via TX-CONNECT™ web-based back-office technology. By translating this big data into actionable management insights, fleets gain efficiency and asset utilization improves. Furthermore, we supply advanced electronic suspension controls and vacuum pumps to the passenger car and SUV markets in Europe, North America and Asia. We also provide remanufacturing services globally.

WABCO’s AMT control technology boosts fuel economy while reducing emissions. It enables drivers to focus further attention on road and traffic conditions, resulting in increased comfort and safety. It also helps to minimize any performance gap between highly skilled and less experienced drivers. Our industry continues to adopt AMT technology with great growth potential in the United States and BRIC countries - Brazil, Russia, India and China - as OEMs and fleet operators seek to increase driver comfort and safety.

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

At the end of 2015, the European Union mandated lane departure warning systems (LDWS) on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™ camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals, to take corrective measures. It also features an advanced option to warn against driver drowsiness.

In 2017, WABCO introduced OnSide™, an advanced blind-spot detection system for commercial trucks and trailers. This new radar-based system alerts drivers to the presence of a moving vehicle in a truck’s blind spot and provides a side-collision warning to reduce the risk of accidents. When used in conjunction with WABCO’s OnLaneASSIST™ lane-keeping assist system, OnSide can go beyond warning to enable active collision avoidance. WABCO’s OnLaneASSIST is the first application of active steering technology in our portfolio of advanced driver assistance systems and OnSide provides a critical capability for the autonomous commercial vehicles of the future.

In April 2017, WABCO and G7, a technology leader in China’s fleet logistics industry, formed a joint venture and launched Smart Trailer FMS, a trailer fleet management solution (FMS). It is integrated with WABCO’s Intelligent Trailer Program, which monitors and controls more than 40 onboard functions. G7 is dedicated to implementing telematics, artificial intelligence and big-data algorithms in the logistics industry. Smart Trailer FMS drives penetration of electronic braking systems and advances vehicle intelligence of tractors and trailers. WABCO and G7 are setting new standards for cargo transportation safety, efficiency and connectivity in China.

In July 2017, WABCO further expanded its global FMS platform by agreeing to acquire AssetTrackr, an innovative FMS provider based in Bangalore, India. AssetTrackr helps commercial fleets to track, analyze and optimize their transportation resources and assets in real time through cloud-based solutions.

In September 2017, WABCO completed the acquisition of R.H. Sheppard Co., Inc.. Based in Pennsylvania, U.S.A., Sheppard is a key supplier of steering technologies for commercial vehicles, offering a suite of power-steering gears that has set the standard for heavy-duty commercial and specialty vehicles. This acquisition combines Sheppard’s steering technologies with WABCO’s technologies in active braking, electronic stability control and other advanced driver assistance systems. This represents a major step toward providing lateral control through active steering, which is a cornerstone to WABCO’s ability to control longitudinal movement through active braking, stability and suspension controls. In conjunction with the Sheppard acquisition, WABCO signed a long-term cooperation agreement with Nexteer Automotive, a global leader in intuitive motion control, headquartered in Michigan, U.S.A. WABCO and Nexteer will collaborate to develop and supply active steering systems for medium- and heavy-duty commercial vehicles using Nexteer MagnaSteer™ Actuation Technology, a breakthrough in advanced steering assistance. Both companies will integrate MagnaSteer’s proven technology with Sheppard’s suite of power-steering gears. This advancement will result in differentiating solutions for steering, braking and stability controls to benefit commercial vehicle makers and fleet operators across the globe.

In October 2017, WABCO completed the buyout of the Meritor WABCO joint venture in North America, purchasing Meritor, Inc.’s stake and taking full ownership of the enterprise. This acquisition enables WABCO to consolidate operations in North America and to unify our businesses with one team under one brand. It unlocks further value for OEMs and fleets by offering seamless access to the full spectrum of WABCO’s safety and efficiency technologies.

In December 2017, WABCO acquired the remaining 51% interest of our South African partnership with Sturrock and Robson Industries, Pty Ltd., creating wholly-owned WABCO South Africa. This acquisition will enable WABCO to introduce our extended global portfolio to the Sub-Saharan region through WABCO’s distribution center near Johannesburg and to further improve our proximity and connectivity to customers across the region.

In December 2017, WABCO announced a $10 million strategic investment in Nikola Motor Company, headquartered in Utah, U.S.A., a leader in design and manufacturing of hydrogen-electric vehicles, vehicle components, energy storage systems and electric vehicle drivetrains. This transaction further demonstrates WABCO’s commitment to advance development of electric and highly automated commercial vehicles in North America and around the globe. WABCO and Nikola also agreed to accelerate development of advanced safety technologies specifically designed for electric commercial vehicles, including electronic braking systems and traction and stability controls.

Our key product groups and functions are described below.

WABCO KEY PRODUCT GROUPS
SYSTEM / PRODUCT	FUNCTION
Actuator	Converts energy stored in compressed air into mechanical force applied to foundation brake to slow or stop commercial vehicles
Air Compressor and Air Processing/Air Management System	Provides compressed, dried air for braking, suspension and other pneumatic systems on trucks, buses and trailers
Foundation Brake	Transmits braking force to slow, stop or hold vehicles
Anti-lock Braking System (ABS)	Prevents wheel locking during braking to ensure steerability and stability
Conventional Braking System	Mechanical and pneumatic devices for control of braking systems in commercial vehicles
Electronic Braking System (EBS)	Electronic controls of braking systems for commercial vehicles
Electronic and Conventional Air Suspension Systems	Level and pressure control of air springs in trucks, buses, trailers and cars
Transmission Automation	Automates transmission gear shifting for trucks and buses including clutch operation
Vehicle Electronic Stability Control (ESC) and Roll Stability Support (RSS)	Enhances driving stability
Advanced Driver Assistance Systems (ADAS)	Promotes driver safety through lane departure warnings, collision mitigation and emergency braking systems
Fleet Management Solutions (FMS)	Improves vehicle safety and efficiency for fleet managers through real-time online commercial vehicle telematics and communications
Steering Technologies	Controls the lateral movement of the vehicle

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

In particular, braking systems are part of the shift from conventional to advanced electronic systems on the path towards fully autonomous driverless trucks. In addition to increasing safety, improving stopping distances, and reducing installation complexity, electronic braking systems also enable new functionalities to be integrated more cost effectively. New functionalities include stability control, adaptive cruise control, transmission automation, active steering brake performance warning, vehicle diagnostics, driver assistance systems as well as engine braking and engine speed controls, among others. Our automated transmission controls optimize gear shifting, resulting in better fuel efficiency, less component wear and fewer parts. This technology further enhances driver safety and comfort requiring less physical effort.

The global commercial vehicle industry is also trending toward environmental sustainability. WABCO's technology leadership continues to deliver products and systems that increase fuel efficiency, reduce emissions, decrease vehicle weight and optimize energy recovery, among other advancements that enhance environmental compliance of trucks, buses and trailers over the lifetime of the vehicle. For example, a truck equipped with all of WABCO's green technologies can have significantly improved fuel efficiency. These include advanced transmission automation systems, innovative aerodynamic solutions, sophisticated electronic driver assistance systems, electronic control of air suspension and breakthrough air compression technologies. We reduce vehicle weight and recuperate energy through engineering and lighter materials, resulting in higher fuel efficiency and a reduction in emissions. We have also made investments in electrification, the most recent being the investment in Nikola Motor Company, a leader in design and manufacturing of hydrogen-electric vehicles, vehicle components, energy storage systems and electric vehicle drivetrains.

We believe customers value how WABCO has been laying the foundations of autonomous driving for commercial vehicles as well as WABCO's extensive track record for mobilizing vehicle intelligence. This has made WABCO a leading partner of choice globally for the development and systems integration of sensor, control and actuation technology alongside its expertise in local product applications.

WABCO is also increasingly contributing to the efficiency and safety of commercial and government-owned fleets worldwide. WABCO empowers fleets through its differentiated and expanding portfolio of leading fleet management solutions, its Intelligent Trailer Program offering more than 40 key trailer functions, and WABCO's growing connectivity between off-vehicle data analytics support and intelligent on-vehicle safety and efficiency systems. Fleets are also empowered through big data from WABCO's onboard electronic braking, stability, efficiency and driver assistance systems which are integrated with fleet management solutions.

A fundamental driver of demand for our products is commercial truck and bus production. The number of new commercial vehicles built fluctuates from year to year in different regions of the world. Nonetheless, over the last five years, we have demonstrated our ability to outperform the market by increasing the amount of WABCO content on board each vehicle. During the five year period through 2017, WABCO's European sales to truck and bus (T&B) OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2013	2014	2015	2016	2017
Sales to European T&B OEMs (at a constant FX rate)	13%	(7)%	8%	8%	6%
European T&B Production	5%	(9)%	6%	1%	8%

Customers

We sell our products primarily to five groups of customers around the world:

•	Truck and bus OEMs;

•	Commercial vehicle aftermarket distributors for replacement parts and services and commercial vehicle fleet operators for management solutions and services;

•	Trailer OEMs;

•	Major car manufacturers, and

•	Manufacturers of heavy duty, off-highway vehicles in agriculture, construction, mining and similar industries.

Our largest customer is Daimler, which accounted for approximately 11% of our sales in 2017 and 10% in 2016. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). Our top 10 customers accounted for approximately 44% of our sales for each of the the fiscal years ended December 31, 2017 and 2016.

The largest group of our customers, representing approximately 57% of sales (55% in 2016), consists of truck and bus OEMs who are large, increasingly global and few in number due to industry consolidation, as well as a smaller number of off-highway (agricultural and construction) OEMs. As truck and bus OEMs grow globally, they expect suppliers to expand with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and collaborates closely with major OEM customers to design, develop and deliver technologies used in their products. Our products play an important role in enabling further vehicle safety and efficiency. At the same time, there are few other suppliers who compete across the breadth of products that we supply globally.

The second largest group, representing approximately 24% of sales (25% in 2016), consists of the aftermarket distributor network that provides commercial vehicle operators with replacement parts as well as a range of services. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OEM-affiliated or OEM-owned distributors to small independent local distributors. The increasing number of trucks, buses and trailers on the road worldwide that are equipped with our products continuously increases market demand for replacement parts and services which, in turn, generates a growing stream of recurring aftermarket sales. In addition, we continue to develop an array of service offerings - such as diagnostics, training and fleet management solutions - for repair shops and fleet operators that further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 9% of sales (10% in 2016), consists of trailer manufacturers. This is a particularly fragmented group of local and regional players that are widely diverse in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely significantly on WABCO products for safety and efficiency functions through superior technologies and customized technology applications.

The remaining two groups, passenger car and SUV manufacturers and off-highway (agricultural and construction) OEMs represent approximately 6% (6% in 2016) and 4% (4% in 2016) of sales respectively. We supply passenger car and SUV manufacturers with our electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration that exceeds market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines. These customers are typically large, global and sophisticated; they demand high quality products and services.

We support our customers through our global sales force. It is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio and throughout the world.

Europe represented approximately 52% of our sales in 2017 (54% in 2016), with the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. WABCO's growth in Asia is enhanced by our strong roots in China and India where we have achieved leading market positions through close connectivity to customers. We are further strengthened in Asia by an outstanding network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2017 % of Sales	FY 2016 % of Sales	By Major End-Market	FY 2017 % of Sales	FY 2016 % of Sales
Europe	52%	54%	Truck & Bus Products (OEMs)	57%	55%
Asia	26%	24%	Aftermarket	24%	25%
North America	18%	14%	Trailer Products	9%	10%
South America	3%	3%	Car Products	6%	6%
Other	1%	5%	Off Highway Products	4%	4%

Additional information on the geographic distribution of our sales and our long-lived assets for the past three years may be found in Note 18 ("Geographic Information") in Notes to the Consolidated Financial Statements.

Backlog

Information on our backlog is set forth under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlog” of this annual report.

Seasonality

Information on the seasonality of our business is set forth under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality” of this annual report.

Growth Strategy

In 2017, WABCO continued its three-pillar growth strategy - technology leadership, globalization, and excellence in execution - which further differentiates WABCO within the global commercial vehicle industry. Key drivers of excellence in execution are set out in “Manufacturing and Operations” below.

Technology leadership

WABCO remains focused on global technology trends that are important to our customers. Our technology strategy has three pillars to create value for manufacturers of commercial vehicles and fleet customers in every region of the world. The first pillar is advanced vehicle and driver safety to reduce the number of accidents involving commercial vehicles. The second pillar is vehicle efficiency to improve the environmental sustainability of trucks, buses and trailers, and to reduce their total cost of operation through better fuel economy and other improvements. Solidly anchored in the fully autonomous driverless vehicle vision, the third pillar is connectivity. This works with the other two pillars to enable WABCO to mobilize vehicle efficiency and empower fleets around the world leveraging off-vehicle data analytics support and intelligent on-vehicle safety and efficiency systems.

We continue to drive market outperformance by leveraging our expertise in developing electronic systems that control braking, stability, steering suspension, transmission automation and air management. We have a strong track record of innovation and we are responsible for many of the commercial vehicle industry's most important innovations including:

•	First heavy-duty truck anti-lock braking system (ABS)

•	First electronically controlled air suspension (ECAS) system for commercial vehicles

•	First commercial vehicle automated manual transmission (AMT) controls system

•	First electronic braking system (EBS) for commercial vehicles

•	First electronic stability control (ESC) system for heavy-duty commercial vehicles

•	First collision mitigation system (CMS) with active braking for commercial vehicles

•	First autonomous emergency braking system (AEBS) for commercial vehicles

•	First collision safety system with active braking developed for the North American market based on Adaptive Cruise Control (ACC) technology

•	First hydraulic ABS integrated with ESC for medium-duty commercial vehicles

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

•
First Evasive Maneuver Assist (EMA) capabilities that combines WABCO's world-class braking, stability and vehicle dynamics control systems on trucks and trailers with ZF's top active steering technology

•
OnSide™, an advanced blind-spot detection system for commercial trucks and trailers. A radar-based system alerts drivers to the presence of a moving vehicle in a truck’s blind spot and provides a side-collision warning to reduce the risk of accidents

We continue to expand our technology portfolio by introducing new product applications and functionalities, and by improving the market penetration of our existing technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrated to North America and emerging economies. Examples include the adoption of ABS and automated transmission systems. These technologies were first widely adopted in European markets before starting to penetrate North America as well as China, India and other emerging markets. In terms of commitment to innovation, WABCO's net expenditures for product engineering, including research activities and product development amounted to approximately $147.0 million in 2017.

We are also focused on long-term opportunities as WABCO continues to anticipate and fulfill our industry's constant search for technology that advances vehicle safety and efficiency in mature and emerging markets on a cost-competitive basis.

WABCO safety technologies encompass braking systems, stability control, collision mitigation, steering systems as well as accident mitigation and prevention. In 2017 - among other major accomplishments - we completed three acquisitions, formed multiple new alliances, announced breakthrough technologies and further strengthened existing partnerships. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

As our customers move toward intelligent vehicles and autonomous driving, WABCO is firmly positioned for the autonomous, electrified and connected future of our industry. This means leveraging WABCO’s breadth and depth of capabilities which will further enable the continued success of OEMs and fleet operators in every region of the world. The combination of steering technologies from the R.H. Sheppard acquisition with WABCO’s technologies represents a major step toward providing both lateral and longitudinal control through active steering, active braking, stability and suspension controls, a cornerstone of autonomous vehicles.

In 2017, we further strengthened our market leadership in advanced driver assistance systems through the launch in North America of OnLANE™ and OnLaneASSIST ™ systems. WABCO’s mBSP, the industry's first modular braking system platform, is at the heart of a commercial vehicle's braking system. It enables commercial vehicle makers to interchangeably equip their diverse global truck and bus platforms with ABS or EBS systems anywhere in the world. WABCO's mBSP uniquely features commonality of components and electronics, enabling truck and bus builders to save development time and production costs, and to bring new vehicles to market faster in every region of the world.

In 2017, WABCO continued to increase adoption of our breakthrough MAXX™ air disc brakes (ADB), the industry’s lightest and highest performing single-piston ADB for commercial vehicles. Compactly engineered, MAXX braking technology fits virtually every wheel size for commercial trucks, buses and trailers around the globe. In particular, WABCO continued to expand ADB market penetration for trucks in North America, Europe and China where major customers value MAXX differentiators such as shorter stopping distances compared with drum brakes.

WABCO efficiency technologies deliver fuel economy, emissions reduction, energy recovery, weight reduction, lower maintenance costs and increased driver capability. As of 2017, four million WABCO AMT systems have been sold, including our OptiDrive™ system - our modular automated manual transmission technology - which increases fuel economy up to 5% through optimized gear shifting. In 2017, WABCO increased adoption of OptiDrive systems at original equipment makers in emerging economies such as India and China. OptiRide™ is an electronically controlled air suspension (ECAS) technology that identifies axle overload, provides automatic load transfer and improves traction, which helps to reduce vehicle wear-and-tear and other operational costs. WABCO’s OptiRide delivers fuel savings up to 3% under certain conditions, while providing optimal ride performance. In 2017, WABCO continued to expand the use of the OptiFlow™ product range offering efficiency to trailer builders and major fleets through aerodynamic devices. Aerodynamic products reduce air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption by up to 7% as well as reducing CO2 emissions.

Globalization

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

North America remains a long-term growth market for WABCO, particularly in the United States, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In prior years, we participated in this market through our North American joint venture, Meritor WABCO. In October 2017, WABCO acquired the remaining ownership stake from Meritor and consolidated all products under one WABCO brand in the North American market. WABCO can unlock further value for our customers, including offering them seamless access to WABCO's powerful technology and services portfolio, backed by the flexibility and efficiency of an integrated global supply chain. WABCO North America is focused on the application and delivery of WABCO’s braking and active safety systems, electronic suspension control and air management products in addition to all other technologies such as ADB, AMT and compressors in the North American market. In 2017, we increased WABCO's ADB penetration and market share and expanded adoption of high-performance ADB in North America.

Responding to greater customer demand in North America, we ramped up ADB production at our state-of-the-art manufacturing facility in South Carolina, U.S.A., which opened in 2016. Total ADB units sold increased by 56% versus 2016. During 2017, WABCO’s AMT also continued its successful sales penetration to Daimler Trucks North America and Volvo. Lastly, WABCO acquired R. H. Sheppard, further expanding its North America footprint and adding important steering capability to our technological reservoir. WABCO also made a strategic investment in electric truck manufacturer, Nikola.

WABCO’s OnGuard is North America's leading collision mitigation system. More than 200 fleets are currently utilizing the system to help keep their truck drivers, vehicles, and fellow motorists safe. Heavy-duty truck fleets have reported a reduction in accidents of up to 87% and up to an 89% reduction in accident costs since adopting OnGuard.

South America remains a long-term growth market for WABCO, particularly Brazil, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. WABCO continues to have a leadership position across all products and expects the continuous adoption of new technologies, such as AMT and ADB. WABCO's South American headquarters near São Paulo serves as a regional hub in the manufacturing and sales network of WABCO products and systems. It also has a world-class production facility and a distribution center in the Campinas region. WABCO South America’s enhanced capabilities include product and applications engineering, aftermarket service, supply chain management and manufacturing. WABCO connects with the specific needs of customers in South America through specially developed and locally adapted systems and products for emerging markets.

China

China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2017, WABCO continued to leverage its position as market leader and supplier of choice for control systems for trucks, buses and trailers in China, the world’s largest market for commercial vehicles. As the leading provider of anti-lock braking systems (ABS) in China, WABCO is well positioned for growth driven by the continued local enforcement of existing regulations making ABS mandatory on trucks, buses and trailers, as well as additional future regulations to cover more classes of vehicles.

WABCO strengthened its traditional partnerships with leading OEMs (China National Heavy Truck Corporation (CNHTC), Yutong) and furthered support for additional growth potential OEMs like Dongfeng Liuzhou Motor Company (DFLQ) through a new agreement to strengthen its strategic partnership in 2017. WABCO also entered into a joint venture agreement with G7, a technology leader in China’s fleet logistics industry. G7 is dedicated to implementing telematics, artificial intelligence and big-data algorithms in the logistics industry. WABCO and G7 are setting new standards for cargo transportation safety, efficiency and connectivity in China.

Since 2014, WABCO remains the first and only supplier of ECAS systems for truck and bus manufacturers in China. Several major Chinese heavy duty truck manufacturers - including CNHTC, DFLQ and Shaanqi - continue to increase adoption of OptiRide electronically controlled air suspension (ECAS) in series production. Also, WABCO signed a new multi-year agreement in 2016 to supply vacuum pumps for Geely, one of China’s largest car makers, thus further enlarging WABCO’s car business growth prospects in the region.

We believe customers value WABCO’s local capabilities for product application development and engineering as our strategy is to “design for China,” which involves our four world-class factories located there. This strategy delivers optimal localized solutions to improve vehicle safety and efficiency, enhance driver effectiveness and sustain environmental friendliness.

India

Due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies, India remains a long-term growth market for WABCO. We participate in this market through our subsidiary WABCO INDIA, which has a 54-year track record of local market leadership in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. In particular, all local commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate anti-lock braking systems (ABS) to comply with the new national ABS regulation that came into effect at the end of 2015 for trucks weighing more than 12 tons and buses above 5 tons. In 2017, WABCO INDIA and Tata Motors launched ESCsmart™ in India. Tata Motors is the first OEM to deploy ESCsmart locally, paving the way for wider adoption in this market. WABCO’s ESCsmart electronic stability control (ESC) for trucks and buses also marks the next level of global technology partnership with our customers. It is an active safety system that monitors directional stability of vehicles, helping to reduce accidents, particularly involving rollover, skidding and jack-knifing. Today, ESCsmart has been approved for use in the European Union and a further 20 countries.

WABCO INDIA connects with global OEMs based in India and other regions of the world through five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow, as well as a facility in Chennai for software engineering. In India, over 500 engineers also support the local design of new products, applications and systems to meet the technical and economic needs of customers in emerging markets around the world. At the same time, they continue to contribute to global development of WABCO’s advanced technologies. Furthermore, WABCO INDIA continued in 2017 to be recognized by numerous key customers for its excellence in innovation, quality, cost and overall performance, among other attributes that further differentiate WABCO as a leading supplier based on customer satisfaction. Also, WABCO INDIA remains a market leader in its domestic aftermarket through an extensive national distribution network of more than 7,000 WABCO outlets, to provide fleet customers with broad access to full product and service support. To enhance connectivity, WABCO INDIA agreed to acquire AssetTrackr, an innovative FMS provider based in Bangalore, India. AssetTrackr helps commercial fleets to track, analyze and optimize their transportation resources and assets in real time through cloud-based solutions.

Eastern Europe

Truck and bus production in Eastern Europe is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. This is another long-term growth market for WABCO. Headquartered in Moscow, WABCO Russia has a factory in Miass and a distribution center in the Moscow region, supplying makers of trucks, trailers and buses, as well as aftermarket customers. In 2017, WABCO delivered 100% of the braking systems (ADB, APU, ABS and all conventional valves) for the newest platforms of trucks and buses for Russia’s largest medium-duty commercial vehicle manufacturer.

WABCO is further differentiated in Russia by our local engineers support customers throughout product development and completion of successful homologation. WABCO has been connecting with markets within the CIS for more than 40 years. WABCO Russia alone also has five regional sales offices, 25 dealers, over 170 authorized WABCO shops and more than 190 Service Partners across the country.

Competition

Given the importance of technological leadership, vehicle life-cycle expertise, a reputation for quality and reliability, and the growing joint collaboration between OEMs and suppliers to drive new product development, the space in which we largely operate has not historically had a large number of competitors. Our principal competitors are Knorr-Bremse (Knorr's U.S. subsidiary is Bendix Commercial Vehicle Systems) and, in certain categories, Haldex. In the advanced electronics categories, automotive players such as Bosch (automotive) and Continental have recently been present in some commercial vehicle applications. In the mechanical product categories, several Asian competitors are emerging, primarily in China, who are focused on such products. In each of our product categories, we compete on the basis of product design, manufacturing and distribution capabilities, product quality and reliability, price, delivery and service.

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve different types of customers. Currently, approximately 75% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped to reduce costs on more labor-intensive products, while our facilities in Western Europe are generally producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing.

All facilities worldwide are deploying Six Sigma Lean initiatives and global standards to continuously generate productivity and improve service levels. By applying Six Sigma policy, methodologies and tools, we seek to improve quality and predictability of our processes on a continual basis. Lean is geared toward eliminating waste in our supply chain, manufacturing and administrative processes. Methodologies are customer driven and data based. In addition, our global supply chain team is tightly connected throughout regions and at each site. They make decisions on where to manufacture each product taking into account factors such as local and export demand, customer approvals, cost, key supplier locations and factory capabilities. WABCO's global manufacturing and logistics also support our customers in the aftermarket as we continue to perform for on-time delivery and inventory fulfillment, among other drivers of customer satisfaction.

As announced in 2015 within the framework of preserving WABCO competitiveness in conventional mechanical products, 2017 saw the end of manufacturing activities and the cessation of operations in Claye-Souilly (France) in the second half of 2017, with production being transferred to other facilities within WABCO’s globally integrated supply chain.

In 2017, we broke ground for our new Engineering Innovation Center in Hanover, Germany. This investment of nearly $30 million will ensure WABCO’s global technology leadership continues through future generations of innovation.

Our global sourcing organization purchases a wide variety of components, including electrical, electro-mechanical and cast aluminum products, as well as parts containing materials such as steel, copper, rubber and plastic. These items represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe, and Asia. To support WABCO's continuing shift of manufacturing to best cost countries, we are migrating more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is built around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners within our extended enterprise. Many of our Western European suppliers are accompanying us toward best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 49%.

We have developed a strong position in the engineering, design, development and testing of products, components and systems. We are generally regarded within our global industry as a systems expert. This recognition reflects our in-depth technical knowledge and capabilities to support the development of advanced technology applications that are appropriately and optimally integrated with all of the vehicle's other systems and controls. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 2,663 employees - of which approximately 55% are located in best cost countries - dedicated to engineering and developing new products, components and systems as well as supporting and enhancing technology applications and manufacturing processes. These include 220 software engineers in India who support the local design of new products and systems for emerging markets and contribute to the global development of advanced technologies for commercial vehicles. They are dedicated to continuously improving the cost effectiveness and efficiency of WABCO's business processes and operations worldwide through services that are optimally leveraged and shared within our own organization and connected with suppliers, customers and others.

Our global sales organization hosts application engineers that are based near customers in different regions around the world and are partially resident at some customer locations. We also have significant resources in best cost countries where we perform functions such as drawing, testing and software component development. We operate test tracks in Germany and India as well as in Finland for extreme weather-proving conditions.

Joint Ventures

We use joint ventures globally to expand and enhance our access to customers. Our joint ventures include:

•	A majority-owned joint venture (90%) in Japan with Sanwa-Seiki (WABCO Japan, Inc.) that distributes WABCO's products in the local market

•	A majority-owned (70%) manufacturing partnership in the United States with Cummins Engine Co. (WABCO Compressor Manufacturing Co.) formed to produce air compressors designed by WABCO

•
A majority-owned joint venture (70%) with Fuwa Mechanical Engineering Company Ltd, (FUWA) formed to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world

•
A 50% owned joint venture in Germany with RuC Holding GmbH (WABCOWURTH Workshop Services GmbH) that supplies commercial vehicle workshops, fleet owners and operators and end users internationally with multi-brand technology diagnostic systems

•
A 50% owned joint venture in China with Beijing Huitong Tianxia IOT Technology Co., Ltd (Shanghai G7 WABCO IOT Technology Co Ltd), to develop innovative Trailer FMS solutions for the Chinese fleet market

•
A 50% owned joint venture in China with Northstars Automobile Steering System Ltd (Sino-American RH Sheppard Hubei Steering Systems LTD), that is specialized insteering gears distribution on the Chinese market

•
A 37.5% owned joint venture with Shanghai Qingchuang Metal Products Trading Co., Ltd (China Source Engineered Components Trading Corporation Ltd) that wholesales machined parts, fasteners, hydraulic components and other automotive parts

 Employees

We have 14,631 employees. Approximately 44% of our employees are salaried and 56% are hourly. Approximately 45% of our workforce is in Europe, 46% is in Asia, and the remaining 9% is in the Americas.

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

Intellectual Property

Patents, trademarks and other intellectual property rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We review third-party intellectual property rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party intellectual property rights, identify licensing opportunities, and monitor the intellectual property claims of others.

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

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is materially dependent upon any single patent or group of related patents. At the same time, we recognize that technical leadership is an ongoing pillar of success and our intellectual property portfolio will continue to grow in importance for the company as a whole as a result. We continue to focus on successful patent prosecution to build a strong patent portfolio, trademark protection and the exploitation and protection of other intellectual property rights.

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

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs in place to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Twenty-four of our manufacturing (M) and logistic (L) sites have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. In addition, both our test tracks (TT) have also been certified as ISO 14001 compliant. These sites are those located in :

Campinas, Brazil (M, L)	Jeverson, Germany (TT)	Stanowice, Poland (M)
Jinan, China (M)	Ambattur, India (M)	Wroclaw, Poland (2 plants, M)
Qingdao, China (M)	Jamshedpur, India (M)	Charleston, United States (M)
Taishan, China (M)	Mahindra World City, India (M)	Rochester Hills, United States (M)
Hanover, Germany (M)	Lucknow, India (M)	North Mankato, United States (M)
Langehagen, Germany (L)	Chennai, India (TT)	Hanover, United States (M)
Gronau, Germany (M)	Pantnagar, India (M)	Wytheville, United States (M)
Mannheim, Germany (M)	Pyungtaek, Korea (M)	Hebron, United States (M)

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2017 to evaluate and remediate these sites were not material, and are also not expected to be material in 2018. Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

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

We conduct business through subsidiaries in many different countries, including most of the major countries of Western and Eastern Europe, Brazil, Russia, China, South Korea, India, Thailand and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2017, approximately 82% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.

The Company could be subject to an increase in its tax rates following the adoption of new U.S. or international tax legislation.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, the tax rate in various jurisdictions may be subject to significant changes. The Company’s overall effective tax rate could be affected by changes in the mix of earnings in countries with different statutory tax rates or changes in tax laws or their interpretation.

The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting (BEPS). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an anti-tax avoidance directive and having a common (consolidated) corporate tax base. It is unclear at present to what extent these initiatives will be implemented by the EU countries.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated, new taxes on earnings of foreign subsidiaries, a minimum tax on payments to foreign related parties and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our operating results and financial condition could be adversely affected. In addition, it is uncertain if, and to what extent, various U.S. states will conform to the new tax law which could adversely affect our operating results and financial condition.

During 2017, the Company recognized provisional income tax expense of $67.6 million related to the Tax Act including $100.0 million for the one-time transition tax partially offset by a $32.4 million benefit for remeasurement of our U.S. net deferred tax liability. The charge taken for the transition tax is provisional because the Tax Act was enacted on December 22, 2017, and the Company was not able to complete its assessment of the income tax expense in time for the release of its 2017 audited financial statements with this Form 10-K. Pursuant to the Securities and Exchange Commission’s Staff Accounting Bulletin 118, the Company is making a reasonable estimate of the income tax expense for 2017, and the Company will continue to assess the accounting impacts of the Tax Act on its financial statements. The ultimate impact will be recorded in 2018 and may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. There is a risk that the final assessment of the 2017 income tax expense may exceed the provisional charge, which may require the Company to record an additional expense in the 2018 period in which the Company is able to complete its assessment.

Our annual cash tax rate will likely increase, perhaps significantly in future years, as a result of the European Commission’s decision on the Belgian excess profit ruling program which would negatively impact our results of operations.

Our overall effective tax rate is equal to our total tax expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction. The Company has operations and a taxable presence in countries outside the United States and all of these countries have a tax rate that is different than the rate in the U.S. The country that has a material impact on lowering our global effective tax rate is Belgium, the location of our global headquarters.

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

See Management’s Discussion & Analysis of Financial Condition and Results of Operations for a discussion of the Company’s appeal against the Decision and the impact on the Company's financial results in 2017.

Our annual effective tax rate may increase, perhaps significantly in future years, if the European Commission decides that the Belgian Patent Income Deduction (PID) program is incompatible with European State Aid rules.

In July 2016, WABCO received a ruling from the Belgium Government confirming that it may claim a PID tax relief from 2015. Under current Belgium law, WABCO should be able to qualify for the PID until July 2021. There can be no guarantee that the European Commission will not later decide that the PID program in Belgium, like the EPR program, constitutes illegal state aid. If we lose the benefit of the PID program, it would increase our effective tax rate which could have a material adverse effect on our results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s ability to claim PID relief.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2017, we had approximately $135.8 million in net deferred tax assets. These deferred tax assets include post-retirement and other employee benefits and net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

The occurrence of tax liabilities arising from tax audits in the jurisdictions in which we operate could materially and adversely affect our overall effective tax rate and our results of operations.

The Company is subject to tax audits in all major countries that it does business. While the Company believes it complies with all local country tax laws, there are many transactions and calculations where the ultimate tax determination is uncertain and significant judgment is required in evaluating uncertain tax positions. Although the Company believes its tax estimates and reserves are adequate for all uncertain tax positions, if the results of an audit or litigation are different from the amounts accrued it could have a material effect on the Company’s consolidated financial statements in the period or periods in which the determination is made. We adjust the estimates and reserves in light of changing facts and circumstances such as the closing of a tax audit or a court decision.

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

As of December 31, 2017, our total debt balance was $1.4 billion compared to $959.1 million as of our prior fiscal year end. Our indebtedness could affect our business and financial condition in various ways, including:

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

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2017, sales to our top ten customers accounted for approximately 44% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

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

Provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and certain provisions of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 16, 2018, our manufacturing activities are located at 27 sites in 11 countries.

Site Location	Major Products Manufactured at Location
Campinas, Brazil	Vehicle control systems
Jinan, China	Braking systems and compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Hanover, Germany	Vehicle control systems
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland (2 plants)	Vehicle control systems
Miass, Russia	Actuators and foundation brakes
Rayong, Thailand	Actuators and foundation brakes
Charleston, United States	Air compressors and braking system components
Rochester Hills, United States	Remanufactured products
North Mankato, United States	Braking systems
Wytheville, United States	Braking systems
Hebron, United States	Braking systems
Nogales, United States	Braking systems
Hanover, United States	Steering systems and foundry
Empalme, Mexico	Braking systems
Toronto, Canada	Aerodynamic products

We own all of the plants described above, except for Jinan, China; Taishan, China; Stanowice, Poland; Miass, Russia; Rayong, Thailand; Rochester Hills, U.S.; Charleston, U.S.; Nogales, U.S.; and Empalme, Mexico which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2017, the manufacturing plants, taken as a whole, met our capacity needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 16, 2018 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	58	Chairman of the Board of Directors and Chief Executive Officer
Alexander De Bock	41	Interim Chief Financial Officer
Mazen Mazraani	49	Chief Human Resources Officer
Nicolas Bardot	46	Chief Supply Chain Officer
Lisa Brown	39	Chief Legal Officer and Secretary
Jorge Solis	45	President, Truck, Bus & Car OEMs
Nick Rens	54	President, Trailer Systems, Aftermarket & Off-Highway
Sean Deason	46	Vice President Controller and Investor Relations
Christian Brenneke	43	Chief Technology Officer

Each officer of the Company is appointed by the Board of Directors to a term of office expiring on the date of the first Board meeting after the Annual Meeting of Shareholders next succeeding his or her appointment or such officer's earlier resignation or removal.

Jacques Esculier has served as our Chief Executive Officer and director since July 2007. In May 2009, he was appointed Chairman of our Board of Directors. Prior to July 2007, Mr. Esculier served as Vice President of Trane and President of its Vehicle Control Systems business, a position he had held since January 2004. Prior to holding that position, Mr. Esculier served in the capacity of Business Leader for the Trane Commercial Systems' Europe, Middle East, Africa, India & Asia Region from 2002 through January 2004. Prior to joining Trane in 2002, Mr. Esculier spent more than six years in leadership positions at AlliedSignal/Honeywell. He was Vice President and General Manager of Environmental Control and Power Systems Enterprise based in Los Angeles, and Vice President of Aftermarket Services-Asia Pacific based in Singapore. Mr. Esculier is a member of the Board of Directors of Pentair plc.

Alexander De Bock has served as our Interim Chief Financial Officer since October 2017. Mr. De Bock was previously Vice President Financial Planning and Analysis  as well as Vice President Investor Relations. He joined WABCO in January 2004, holding various positions in Finance. Prior to his current roles, he was CFO of the Compression and Braking Business Unit and Vehicle Dynamic Controls Business Unit and was previously Assistant Controller of the Company. A Belgian national, Mr. De Bock has a Master’s degree in Applied Economics from the University of Antwerp, Belgium.

Mazen Mazraani has served as our Chief Human Resources Officer since September 2016, having served as our Interim Chief Human Resources Officer since October 2015. Prior to this, Mr. Mazraani served as our Compensation and Benefits Leader, a position he had held since November 2008, and as our Compensation & Benefits Manager from June 2007 when he joined WABCO. Before joining WABCO, Mr. Mazraani served as Head of Compensation & Benefits for Dexia, a Belgian-French Bank specialized in public financing. Before taking up his in-house roles, Mr. Mazraani worked for 7 years as a tax consultant at Coopers & Lybrand and Ernst & Young. Specializing in Journalism and Communication from Brussels University, he holds a Bachelor's degree in Business Administration and a Master's degree in Tax Management from Solvay Business School in Brussels.

Nicolas Bardot was appointed as our Chief Supply Chain Officer in September 2016. Prior to this, Mr. Bardot served as our Vice President, Sourcing and Purchasing, since September 2013. Prior to holding this position, Mr. Bardot was our Strategic Purchasing Leader. Prior to joining WABCO, Mr. Bardot worked in France, the Czech Republic and China, and was a business purchasing leader for Valeo Group, a global automotive supplier. Overall, he has gained more than 17 years of experience in positions of increasing responsibility within sourcing and business management. Mr. Bardot holds a Master’s degree in Purchasing and Supply Chain Management from ESSEC Business School and completed executive training in business administration and management at INSEAD, both located in Paris, France.

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

Sean Deason has served as our Vice President Controller and Investor Relations since June 2015. Prior to joining WABCO, Mr. Deason spent four years with Evraz N.A. where he served as Vice President, Financial Planning & Analysis. Prior to Evraz, Mr. Deason spent twelve years with Lear Corporation where he served as Director, Finance, Corporate Business Planning & Analysis, Director, Finance, Asia Pacific Operations, Assistant Treasurer, and held various other positions of increasing responsibility from August 1999. Mr. Deason holds a Masters of International Management from Thunderbird School of Global Management and is a Certified Management Accountant.

Christian Brenneke was appointed as our Chief Technology Officer in February 2018, having served as our Vice President, Engineering, to lead WABCO’s technology innovation and new product developments since October 2015. Prior to holding this position, Dr. Brenneke was leading the Advanced Braking Systems business unit from September 2013, and took on the role of Vice President, Vehicle Dynamics and Controls, from April 2014. Prior to this, Dr. Brenneke held various management roles, including Global Project Management Leader and Team Leader for Software Development, since joining WABCO in 2008. Prior to joining WABCO, Dr. Brenneke spent several years in research, development and program management for driver assistance systems and autonomous driving at Volkswagen Group in Germany. Dr. Brenneke holds a graduate degree in electrical engineering specializing in mechatronics and a doctorate degree in engineering both from Leibniz University in Hanover, Germany. In addition, he earned an M.B.A. degree in general management from the University for Applied Sciences in Hamburg, Germany.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on NYSE under the symbol “WBC”. Our Certificate of Incorporation, as amended, authorizes the Company to issue up to 400,000,000 shares of common stock, par value $.01 per share, and 4,000,000 shares of preferred stock, par value $.01 per share.

We estimate that there are approximately 348 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 6, 2018, there were 75,694 beneficial owners of our common stock.

Although we have not declared or paid any cash dividends since 2009, we continuously consider ways to return capital to our stockholders, including through our open market stock repurchase program.

Set forth below are the high and low sales prices for shares of our common stock for each quarterly period of 2017 and 2016.

	2017		2016
	High	Low	High	Low
First quarter	$118.50	$102.39	$108.78	$81.66
Second quarter	128.32	111.68	115.15	85.16
Third quarter	152.61	126.70	113.85	84.48
Fourth quarter	156.08	139.71	114.16	96.10

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved an open market stock repurchase program consisting of the following stock repurchase program authorizations as also discussed in Note 6 of Notes to Consolidated Financial Statements.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. During the year ended December 31, 2017, the Company has purchased 1,033,000 shares for $120.0 million. As of December 31, 2017, the Company had $480.0 million of availability remaining under this repurchase authorization.

All share repurchases are effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The timing and amount of share repurchases, if any, depend on a variety of factors including, among other things, share price, market conditions and applicable regulatory requirements.

A summary of the repurchase activity for the year ended December 31, 2017 follows. The stock repurchase program was suspended during the second half of 2017.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January 1 - January 31	240,000	$106.74	240,000
February 1 - February 28	85,000	$112.74	85,000
March 1 - March 31	213,000	$115.24	213,000
Total first quarter	538,000	$111.05	538,000	$540,253,746

April 1 - April 30	—	-	-
May 1 - May 31	183,000	$118.73	183,000
June 1 - June 30	312,000	$123.35	312,000
Total second quarter	495,000	$121.64	495,000	$480,041,067

July 1 - July 31	—	-	—
August 1 - August 31	—	-	—
September 1 - September 30	—	-	—
Total third quarter	—	-	—	$480,041,067

October 1 - October 31	—	-	-
November 1 - November 30	—	-	—
December 1 - December 31	—	-	—
Total fourth quarter	—	-	—	$480,041,067

Total through December 31, 2017	1,033,000	$116.13	1,033,000	$480,041,067

(a) Relates to the approved share repurchase programs as discussed above.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2012 through December 31, 2017, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The graph and table use data supplied by S&P Capital IQ.

The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
WABCO Holdings Inc.	100	143.29	160.73	156.86	162.83	220.13
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P 500 Auto Parts & Equipment Index	100	164.76	170.82	161.17	157.61	232.50

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Sales	$3,304.2	$2,810.0	$2,627.5	$2,851.0	$2,720.5
Cost of sales (1)	2,283.3	1,920.1	1,792.8	1,961.6	1,900.4
Streamlining expenses	7.1	10.9	44.8	11.0	5.2
Gross profit (1)	1,013.8	879.0	789.9	878.4	814.9
Costs and expenses:
Selling and administrative expenses (1)	406.3	351.1	322.9	356.6	331.3
Research, development and engineering expenses	147.0	135.2	139.5	145.0	119.4
Streamlining expenses	4.9	5.5	23.7	16.0	7.7
Other operating expense, net	20.6	5.3	6.7	8.9	5.0
Operating income (1)	435.0	381.9	297.1	351.9	351.5
European Commission fine reimbursement	—	—	—	—	279.5
Equity income of unconsolidated joint ventures	23.1	24.8	32.1	23.8	17.7
Gain on remeasurement of equity investments (2)	247.7	—	—	—	—
Other non-operating expense, net (1)	(37.2)	(24.9)	(24.6)	(19.1)	(12.7)
Interest (expense)/income, net	(16.0)	(12.7)	(7.1)	0.2	4.9
Income before income taxes	652.6	369.1	297.5	356.8	640.9
Income tax expense/(benefit) (3)	229.7	121.8	11.5	55.6	(21.0)
Net income including noncontrolling interests	422.9	247.3	286.0	301.2	661.9
Less: net income attributable to noncontrolling interests	16.8	24.3	10.8	9.7	8.7
Net income	$406.1	$223.0	$275.2	$291.5	$653.2
Per share:
Basic	$7.53	$4.00	$4.76	$4.87	$10.46
Diluted	$7.50	$3.98	$4.72	$4.81	$10.31
Average number of outstanding common shares:
Basic	53,903,938	55,695,738	57,768,018	59,907,763	62,474,493
Diluted	54,139,815	55,981,816	58,274,987	60,546,454	63,382,564
Balance Sheet Data (at end of period):
Total assets	$4,323.4	$3,056.0	$2,589.9	$2,432.7	$2,392.8
Total debt	$1,409.8	$959.1	$503.7	$315.2	$87.1
Total shareholders' equity	$1,121.4	$701.4	$786.7	$841.6	$1,152.8
Cash dividends per common share	$—	$—	$—	$—	$—

(1) Prior year amounts have been reclassified to reflect the adoption of ASU 2017-07, Compensation-Retirement Benefits, as further described in the Note 3 of Notes to the Consolidated Financial Statements.

(2) Gain on remeasurement of equity method investments includes gains resulting from the step up of equity method investments to their acquisition date fair values. See Note 20 of Notes to the Consolidated Financial Statements for additional information.

(3) Income tax expense for the year ended December 31, 2017 includes incremental income tax expense mainly resulting from the Tax Cuts and Jobs Act. See Note 16 of Notes to the Consolidated Financial Statements for additional information.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2017, 2016 and 2015 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”, “Information Concerning Forward-Looking Statements”, “Selected Financial Information”, “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

In 2017, global production of trucks and buses greater than six tons increased by an estimated 19.1%, primarily driven by a 36.8% increase in China where, despite an increase in the available content-per-vehicle for our products, the content-per-vehicle remains the lowest across all regions. WABCO's sales during the full year 2017 increased by 17.6% (16.0% excluding foreign currency translation effects) compared with 2016, of which 2.6% was contributed by our acquisitions. Our global aftermarket sales increased by 11.8% (9.4% excluding foreign currency translation effects) over this same period, of which 4.2% was from acquisitions.

In 2017 - among other major accomplishments - we completed acquisitions, formed new alliances and announced new technologies. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

In September, we completed our acquisition of R.H. Sheppard, a key supplier of steering technologies for commercial vehicles. Cash consideration for this transaction was $158.8 million excluding cash acquired of $17.1 million, resulting in net cash paid of $141.7 million.

In October, we completed our acquisition of Meritor Inc.'s stake in the Meritor WABCO joint venture for a cash purchase price of $250 million excluding cash acquired of $16.4 million, resulting in net cash paid of $233.6 million. We also entered into a new ten-year distribution agreement with a Meritor affiliate to serve as the exclusive distributor for a certain range of our aftermarket products in the U.S. and Canada and the non-exclusive distributor in Mexico. We have the option to reacquire the distribution rights, and Meritor has the option to put these distribution rights to us, at certain points in the next three and half years for an exercise price between $225 million and $265 million, based on the earnings of the distribution business. As part of our purchase accounting for this acquisition, we recorded a $243.5 million pre-tax gain related to the step-up of our equity investment in the joint venture.

In December, we acquired the remaining interest in our South African partnership to expand in growth markets across sub-Saharan Africa, for $7.4 million in cash consideration. This transaction was accounted for as a step-acquisition, resulting in a net gain on remeasurement of equity method investment of $4.2 million.

WABCO continued to deliver strong profitability throughout 2017. WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering a record $83.2 million of materials and conversion productivity. Gross materials productivity in 2017 represented 5.3% of total materials cost with the impact of commodity inflation decreasing net materials productivity to 4.3%. This commodity inflation covers the cost increase of U.S. Dollar denominated commodities, partially offset by the U.S. Dollar weakening versus most of the currencies that we purchase in. Conversion productivity in our factories in 2017 represented 8.1%, a new annual record for WABCO.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated, new taxes on earnings of foreign subsidiaries, a minimum tax on payments to foreign related parties and the modification or repeal of many business deductions and credits. During 2017, the Company recognized provisional income tax expense of $67.6 million related to the Tax Act including $100.0 million for the one-time transition tax partially offset by a $32.4 million benefit for remeasurement of our U.S. net deferred tax liability.

As previously disclosed, we and the Belgian Government have (separately) appealed the 2016 decision of the European Commission which invalidated the Belgian Excess Profit Ruling (EPR) program that was in place since 2004 and that we and many other companies participated in. We took part in the program for years 2012 to 2014 and the European Commission required Belgium to clawback all past tax benefits received under the program. We have sought and obtained an alternative tax relief for 2015 and future years under Belgium’s Patent Income Deduction (PID) program, which we continue to seek for the 2013 and 2014 tax years as well. If PID relief is authorized by the European Commission as an allowable offset to the EPR clawback for 2013 and 2014, the potential tax benefit impact could be in aggregate up to $33 million. To the extent PID relief is granted for 2013 and 2014, the benefit will be partially offset by an increase in the U.S. transition tax up to $9 million.

On December 25, 2017, Belgium enacted tax legislation including a reduction in the corporate tax rate, decreasing from 33.99% to 29.58% in 2018 and then to 25.00% beginning in 2020. During 2017, the Company recognized income tax expense of $13.8 million related to the legislation for the remeasurement of our net deferred tax assets in Belgium.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 46% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the rate of European T&B production by an average of 3% per year.

Year to Year Change	2013	2014	2015	2016	2017
Sales to European T&B OEMs (at constant FX rates)	13%	(7)%	8%	8%	6%
European T&B Production	5%	(9)%	6%	1%	8%

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

Our aftermarket sales account for approximately 24% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, type of vehicles built, miles driven, demand for transported goods and overall economic activity. On average, our aftermarket sales (based on a constant exchange rate to the U.S. Dollar rate) have grown by 8% annually for the last five years as shown in the table below.

Year to Year Change	2013	2014	2015	2016	2017	Average Change
Aftermarket Sales (at constant FX rates)	7%	13%	7%	6%	9%	8%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2017	2016	2015
OE Manufacturers:
Truck & Bus products	57%	55%	55%
Trailer products	9%	10%	11%
Car products	6%	6%	6%
Off highway	4%	4%	2%
Aftermarket	24%	25%	26%
	100%	100%	100%
Geography:
Europe	52%	54%	56%
North America	18%	14%	17%
South America	3%	3%	3%
Asia	26%	24%	22%
Other	1%	5%	2%
	100%	100%	100%

Our largest customer is Daimler, which accounts for approximately 11% of our sales. Other key customers include Volvo, Ashok Leyland, BMW, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Hyundai, Krone, MAN Nutzfahrzeuge AG (MAN), Meritor, Paccar (DAF Trucks N.V. (DAF), Kenworth, Leyland and Peterbilt), First Automobile Works, Otto Sauer Achsenfabrik (SAF), Scania, Schmitz Cargobull AG, TATA Motors and ZF Friedrichshafen AG (ZF). For the fiscal years ended December 31, 2017, 2016 and 2015, our top 10 customers accounted for approximately 44%, 44% and 48% of our sales, respectively.

Results of Operations

Approximately 82% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales and expenses for 2017 compared with 2016 and 2016 compared with 2015 are presented both with and without the effects of foreign currency translation. Changes in sales and expenses excluding foreign exchange effects are calculated using current year sales and expenses translated at prior year exchange rates. Presenting changes in sales and expenses excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2017 Compared with 2016

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2017	2016	% change reported	2017 adjusted amount	% change adjusted
Sales	$3,304.2	$2,810.0	17.6%	$3,260.4	16.0%
Cost of sales	2,290.4	1,931.0	18.6%	2,260.1	17.0%
Gross profit	1,013.8	879.0	15.3%	1,000.3	13.8%

Operating expenses	578.8	497.1	16.4%	570.5	14.8%
Equity in net income of unconsolidated joint ventures	23.1	24.8	(6.9)%	23.1	(6.9)%
Gain on remeasurement of equity investments	247.7	—	*	247.2	*
Interest expense, net	(16.0)	(12.7)	26.0%	(16.2)	27.6%
Income tax expense	229.7	121.8	88.6%	223.4	83.4%
Net income attributable to noncontrolling interests	16.8	24.3	(30.9)%	16.5	(32.1)%

* Percentage change not considered meaningful
** Amounts translated using 2016 average exchange rates for comparability

Sales

Our sales for 2017 were $3,304.2 million, an increase of 17.6% (16.0% excluding foreign currency translation effects) from $2,810.0 million in 2016. The increase, excluding foreign currency translation effects, was mainly driven by increased WABCO content per vehicle as well as market growth of 6.6%. Contribution from market growth was mainly driven by Europe and North America (with high content per vehicle) as well as China (with limited content per vehicle).

Total sales in Europe, our largest market, increased 9.3% (7.2% excluding foreign currency translation effects) for the full year 2017, which was supported by strong truck and bus production of 7.7% as well as by market share gains at a major OEM customer, partially offset by a phase out of AMT at a major gearbox supplier.

Sales in North America increased 40.7% (39.7% excluding foreign currency translation effects), primarily driven by the increased content per vehicle due to higher penetration of AMT, growth coming from the acquisitions (17%) as well as market growth of 9.1%. Total sales in South America increased 26.2% (17.4% excluding foreign currency translation effects) driven primarily by growth in truck and bus production.

Total sales in Asia increased 25.6% (25.5% excluding foreign currency translation effects) compared to an estimated 37% increased growth of the vehicles in the region. Further increase in production of new truck and buses in China strongly contributed to the sales growth of 42.0% (43.4% excluding foreign currency translation effects), which was additionally strengthened by increased WABCO content per vehicle as well as further benefits from the ABS mandate on light- and medium- duty trucks. India increased 14.0% (11.0% excluding foreign currency translation effects), despite a minor 0.9% increase in vehicle production driven by the enforcement of load restrictions as well as increase demand from construction and mining in the second half of 2017. Japan increased 7.1% (10.5% excluding foreign currency translation effects) with increased content per vehicle and South Korea increased 9.4% (7.7% excluding foreign currency translation effects) driven by higher vehicle production compared to 2016 which was negatively impacted by export slowdown.

WABCO's global aftermarket sales, included in the geographic numbers provided above, increased 11.8% (9.4% excluding foreign currency translation effects). This increase, excluding foreign currency translation effects, demonstrates the continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 1.0%, bringing net materials productivity to 4.3% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2016	$1,931.0	$879.0

Increase/(decrease) due to:
Sales price reductions	—	(51.6)
Volume, mix and absorption	391.6	110.4
Material productivity	(46.9)	46.9
Conversion productivity	(36.3)	36.3
Acquisitions	(24.8)	24.8
Labor inflation	14.5	(14.5)
Foreign exchange effects	45.7	(1.9)
Other	15.6	(15.6)
Net increase	359.4	134.8

Cost of sales / gross profit for the year ended December 31, 2017	$2,290.4	$1,013.8

Sales price reductions as % of sales		1.6%

Foreign exchange impacts include both translational and transactional effects. Cost variances included in "Other" above consisted mainly of inflation on energy, travel and freight ($3.5 million) and liquidation of a step-up in inventory related to the Meritor WABCO acquisition ($7.5 million).

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2016	$497.1

Increase/(decrease) due to:
Labor inflation	13.6
Incentive compensation	10.3
Incremental costs from acquisition	13.4
Indemnification charges	15.5
Pension and post retirement benefit costs	3.9
Foreign exchange translation	8.3
Extraordinary sell-side M&A activity	4.5
Research and development investments, net	3.2
Investments net of savings	9.0
Net increase	81.7

Operating expenses for the year ended December 31, 2017	$578.8

The indemnification costs of $15.5 million relate primarily to accruals recorded in Brazil under an indemnification agreement with Trane (formerly American Standard). See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

As previously disclosed in our second quarter Form 10-Q, the $4.5 million costs of extraordinary sell-side M&A activity pertain to professional fees incurred in connection with an acquisition proposal received by the Company.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $1.7 million to $23.1 million in 2017 as compared to $24.8 million in 2016. This decrease was primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017, which was partially offset by higher income from our North American joint venture due to increased content per vehicle of WABCO products during the first three quarters of 2017.

Interest Expense, net

The Company recorded net interest expense of $16.0 million in 2017 compared to $12.7 million in 2016. This increase was primarily due to a full year of interest expense incurred on our 2016 issuance of the Senior EUR Notes as well as incremental interest expense incurred on borrowings under revolving credit facilities which were used to fund our share repurchase program as well as our acquisitions. See Note 14 of Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The income tax provision for 2017 was $229.7 million on $652.6 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $121.8 million on pre-tax income of $369.1 million before adjusting for noncontrolling interest in 2016. The 2017 increase in income tax expense is primarily the result of higher pre-tax income and the tax expense related to tax law changes in the U.S. and Belgium. The 2017 income tax provision includes the one-time provisional estimate of U.S. transition tax of $100.0 million, a net $18.6 million benefit for remeasurement of deferred tax assets and liabilities resulting from U.S. and Belgian tax reforms and a $91.4 million deferred income tax expense related to the remeasurement gain on the Meritor WABCO equity investment. The 2016 income tax provision included a $69.3 million charge for the claw-back of Belgian EPR tax relief for 2012-2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $7.5 million to $16.8 million in 2017 as compared to $24.3 million in 2016 primarily due to a $12.3 million out-of-period, non-cash adjustment recorded for a correction in our noncontrolling interest attributable to one of our consolidated affiliates in 2016 as previously disclosed in our 2016 Form 10-K.

Backlog

Backlog represents sales orders that have not yet been filled as of the end of the reporting period. This amounted to $1.5 billion at the end of 2017, an increase of 22.8% (increase of 9.6% excluding foreign currency translation effects) from the end of 2016 following the growth in our business. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

Results of Operations for 2016 Compared with 2015

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2016	2015	% change reported	2016 adjusted amount	% change adjusted
Sales	$2,810.0	$2,627.5	6.9%	$2,855.7	8.7%
Cost of sales	1,931.0	1,837.6	5.1%	1,962.9	6.8%
Gross profit	879.0	789.9	11.3%	892.8	13.0%

Operating expenses	497.1	492.8	0.9%	503.8	2.2%
Equity in net income of unconsolidated joint ventures	24.8	32.1	(22.7)%	24.8	(22.7)%
Interest expense, net	(12.7)	(7.1)	78.9%	(12.5)	76.1%
Income tax expense	121.8	11.5	*	118.2	*
Net income attributable to noncontrolling interests	24.3	10.8	125.0%	24.6	127.8%

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

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2015	$1,837.6	$789.9

Increase/(decrease) due to:
Sales price reductions	—	(46.6)
Volume, mix and absorption	230.3	44.5
Material productivity	(55.0)	55.0
Conversion productivity	(28.0)	28.0
Labor inflation	14.1	(14.1)
Foreign exchange effects	(41.6)	(4.1)
Other	(26.4)	26.4
Net increase	93.4	89.1

Cost of sales / gross profit for the year ended December 31, 2016	$1,931.0	$879.0

Sales price reductions as % of sales		1.6%

Foreign exchange impacts include both translational and transactional effects. Cost variances included in "Other" above consisted mainly of lower streamlining charges of $33.2 million primarily due to costs recorded in 2015 related to the planned closure of the Meppel and Claye-Souilly manufacturing facilities.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2015	$492.8

Increase/(decrease) due to:
Labor inflation	13.6
Incentive compensation	(0.3)
Incremental costs from acquisition	14.0
Streamlining expenses	(20.0)
Employee-related costs	0.7
Foreign exchange translation	(6.7)
Other	3.0
Net increase	4.3

Operating expenses for the year ended December 31, 2016	$497.1

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $13.5 million to $24.3 million in 2016 as compared to $10.8 million in 2015 primarily due to a $12.3 million out-of-period, non-cash adjustment recorded for a correction in our noncontrolling interest attributable to one of our consolidated affiliates as previously disclosed in our 2016 Form 10-K.

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

We believe the combination of expected cash flows, the funding received from our senior unsecured notes and the revolving credit facilities being committed until 2019 and 2022 will provide us with adequate liquidity to support the Company's operations. The Company also has the ability to access a wide range of additional external financing instruments.

Specifically for 2018, we expect an increase of approximately 6% in our capital spending primarily due to our recent acquisitions. As of December 31, 2017 the outstanding balance on our revolving credit facilities amounted to $386.1 million and were classified as short term debt on the consolidated balance sheet as the Company intends to repay this balance within the next twelve months primarily through available cash balances.

Outside of our capital expenditures, cash flows related to our senior unsecured notes, the first installment of the transition tax payable, acquisitions and short term debt repayments, our overall cash flow is expected to be in line with the Company's 2017 cash flow profile. The U.S. Tax reform will provide a higher flexibility regarding the use of our foreign cash in the United States which may reduce the financing needs in the United States.

As of December 31, 2017, $776.5 million of the $1,141.5 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries. The Company considers the earnings of substantially all of its subsidiaries outside of Europe and Brazil to be permanently reinvested outside the United States. As of December 31, 2017, $519.9 million of cash and cash equivalents was held by foreign subsidiaries for which earnings are no longer permanently reinvested outside the United States.

Cash Flows for 2017 Compared with 2016

Operating activities - Net cash provided by operating activities was $421.5 million and $405.4 million for the years ended December 31, 2017 and 2016, respectively. Cash flow from operating activities consisted primarily of net income including noncontrolling interests of $422.9 million, decreased by non-cash elements of $91.8 million comprising depreciation, amortization, stock compensation, deferred tax benefits, pension and post-retirement benefit expenses, as well as a $247.7 million for a non-cash gain recognized on the remeasurement of our equity investments. This was offset by an accrual of $196.4 million for U.S. transition taxes payable, as well as $106.0 million related to changes in operating assets and liabilities as well as pension contributions. Cash flow from operating activities for 2016 consisted primarily of net income including noncontrolling interests of $247.3 million, increased by $241.3 million for non-cash charges including depreciation, amortization, stock compensation, pension and post-retirement benefit expenses as well as a non-cash tax expense of $86.4 million related to the Belgian EPR program that was recorded in the first quarter of 2016. These increases were partially offset by $83.2 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $488.2 million for the year 2017 compared to $251.8 million in 2016. Aside from net capital expenditures in tooling, equipment and software of $110.5 million and $107.0 million in 2017 and 2016, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2017			December 31, 2016
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$312.2	$223.0	$535.2	$324.6	$—	$324.6
Sales and redemptions	318.4	230.0	548.4	228.8	44.2	273.0
Net cash received/(invested)	$6.2	$7.0	$13.2	$(95.8)	$44.2	$(51.6)

In 2017 we paid $382.7 million net of cash acquired for the acquisition of Sheppard, Meritor WABCO and WABCO Automotive South Africa as discussed in Note 20 of Notes to the Consolidated Financial Statements. This is in comparison to 2016 when we paid $92.3 million for the acquisitions of MICO, LCL and Trans-Safety LOCKS.

Financing activities - Net cash provided by financing activities amounted to $260.6 million for 2017 compared to $220.6 million for 2016. The main driver of this higher net cash flow from financing activities is related to lower expenditures for share repurchases, where we repurchased shares for a total of $120.0 million in 2017 compared to $250.0 million in 2016. This was partially offset by lower net borrowings as our total third-party debt increased by $382.8 million in 2017 compared to an increase of $464.2 million in 2016. We also paid $0.3 million in 2017 for the settlement of a forward contract in comparison to cash received of $15.2 million in 2016 for such settlements. The Company intends to repay the balance of the revolving credit facilities within the next twelve months, primarily through available cash balances.

We also repurchased shares in 2017 and 2016 for a total amount of $120.0 million and $250.0 million. As previously disclosed, the Company share repurchase program was suspended as a result of an acquisition proposal received by the Company in the second quarter of 2017. The Company did not restart its repurchase program as a result of two strategic acquisitions closed in the second half of the year. The Company intends to restart its share repurchase program in the course of 2018.

We received $9.5 million of stock option proceeds and withheld $4.9 million of shares related to employee tax payments made for equity award vestings in 2017 compared to $3.9 million and $6.0 million in 2016, respectively. Dividends paid to noncontrolling interests amounted to $7.1 million and $6.7 million in 2017 and 2016, respectively. In 2017, we also received $0.6 million from a noncontrolling interest shareholder related to their share of capital increase in one of our consolidated joint ventures.

Cash Flows for 2016 Compared with 2015

Operating activities - Net cash provided by operating activities was $405.4 million and $400.3 million for the years ended December 31, 2016 and 2015, respectively. Cash flow from operating activities consisted primarily of net income including noncontrolling interests of $247.3 million, increased by $241.3 million for non-cash charges including depreciation, amortization, interest expense and debt issuance cost amortization, stock compensation, pension and post-retirement benefit expenses as well as a non-cash tax expense of $86.4 million related to the Belgian EPR program that was recorded in the first quarter of 2016. This was partially offset by $83.2 million related to changes in operating assets and liabilities as well as pension contributions. Cash flow from operating activities for 2015 consisted primarily of net income including noncontrolling interests of $286.0 million, increased by $147.9 million for non-cash charges including depreciation, amortization, stock compensation, deferred tax benefits and pension and post-retirement benefit expenses. These increases were partially offset by $33.6 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $251.8 million for the year 2016 compared to $202.2 million in 2015. Aside from capital expenditures in tooling, equipment and software of $107.0 million and $100.6 million in 2016 and 2015, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2016			December 31, 2015
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$324.6	$—	$324.6	$77.6	$43.8	$121.4
Sales and redemptions	228.8	44.2	273.0	39.8	—	39.8
Net cash received/(invested)	$(95.8)	$44.2	$(51.6)	$(37.8)	$(43.8)	$(81.6)

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

We increased our minority stake in SmartDrive Systems, a video-based analytics company headquartered in the U.S. by $0.9 million in 2016 from our original investment of $20.0 million made in 2015. We also paid $92.3 million net of cash acquired in 2016 related to our acquisitions of MICO, LCL and Trans-Safety LOCKS.

Financing activities - Net cash provided by financing activities amounted to $220.6 million for 2016 compared to a net cash usage of $54.0 million for 2015. Our total third-party debt increased $464.2 million for 2016 compared to $189.3 million for 2015, driven primarily by the 2016 issuance of our Euro-denominated unsecured senior notes. Cash proceeds of $15.2 million were also received in 2016 for the settlement of a forward contract entered into in relation to these unsecured senior notes.

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

Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options which the Company has exercised) and amend the applicable margins on the original revolving credit facility. The 2015 Facility is scheduled to expire on September 30, 2022.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. As of December 31, 2017, the outstanding borrowings on these facilities amounted to $386.1 million and the Company had the ability to borrow an incremental $113.9 million and was in compliance with all the covenants. The proceeds from the revolving credit facilities are available to finance acquisitions, refinance existing indebtedness and meet general financing requirements.

As of December 31, 2017, various subsidiaries also had borrowings from banks totaling $0.7 million, of which $0.3 million was classified as long-term debt. The remaining $0.4 million supports local working requirements.

Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2017, forward contracts for an aggregate notional amount of €416.4 million ($497.7 million at December 31, 2017 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in net non-operating losses for year ended December 31, 2017 and 2016 of $6.0 million and $1.6 million, respectively. The majority of these exchange contracts were entered into on December 28, 2017. The fair value of these derivatives was $2.0 million as of December 31, 2017 and was immaterial as of December 31, 2016.

In the fourth quarter of 2017, the Company entered into forward contracts with an aggregate notional amount of €308.0 million and that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2017. Due to the the high degree of effectiveness between the hedging instrument and the exposure being hedged, a loss of $0.2 million, net of taxes of $0.1 million, related to these contracts has been recognized in cumulative translation adjustment within accumulated other comprehensive income (AOCI) for the year ended December 31, 2017.

In December 2017, the Company borrowed an aggregate amount of €323.0 million on its revolving credit facilities as discussed in Note 14 of Notes to the Consolidated Financial Statements that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2017, there was no hedge ineffectiveness and a loss of $2.8 million, net of taxes of $0.9 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

During 2016 the Company entered into various forward contracts with an aggregate notional amounts of €440.0 million and that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. Due to the the high degree of effectiveness between the hedging instrument and the exposure being hedged, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within AOCI for the year ended December 31, 2017.

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as discussed in Note 14 of Notes to the Consolidated Financial Statements, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2017, there was no hedge ineffectiveness and a loss of $33.9 million, net of taxes of $20.2 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet financial arrangements as of December 31, 2017.

Contractual Obligations

We had $43.7 million of streamlining liabilities as of December 31, 2017. While we expect approximately $24.2 million of payments to be made in 2018, we are unable to estimate the timing of all future payments. See Note 5 of Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2017. Some of the figures are based on our estimates and assumptions about these obligations. The obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
(Amounts in millions)	Total	2018	2019 and 2020	2021 and 2022	Beyond 2022
Debt obligations (1)	$1,432.7	$407.1	$42.3	$42.0	$941.3
Lease obligations (2)	84.3	19.0	30.8	22.8	11.7
Purchase obligations (3)	230.0	230.0	—	—	—
Pension and post-retirement contributions (4)	297.0	27.2	56.2	57.9	155.7
Transition tax payable (5)	196.4	31.4	31.4	45.2	88.4
Total	$2,044.0	$683.3	$129.3	$122.7	$1,108.7

(1)
Includes principal and interest payments due on our senior unsecured notes and our revolving credit facilities. For fixed rate debt, interest payments were calculated based on the applicable interest rates and maturity dates of the debt. Payment obligations denominated in a foreign currency were calculated using the local currency foreign exchange rates in effect at December 31, 2017. See Note 14 to of Notes to the Consolidated Financial Statements for additional information.

(2)	Includes future rental commitments under all non-cancelable operating leases in effect at December 31, 2017.

(3)
In the normal course of business we expect to purchase approximately $2.3 billion in 2018 of materials and services, and estimate that on average no more than approximately $230 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $2.0 billion, $1.7 billion and $1.5 billion on materials and services in 2017, 2016 and 2015, respectively.

(4)
Amounts represent undiscounted projected benefit payments over the next ten years and represent our best estimate of future contributions to our pension and post-retirement benefit plans. The expected benefit payments have been estimated based on the same assumptions that were used to measure our accumulated benefit obligation as of December 31, 2017 and include benefits attributable to estimated future service of current employees.

(5)	Includes a one-time repatriation tax resulting from the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act permits the Company to pay the tax liability interest free over a period of up to eight years.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Specifically for 2018, we expect an increase of approximately 6% in our capital spending as previously discussed.

Pending Adoptions of Recently Issued Accounting Standards

Refer to Note 3 of Notes to the Consolidated Financial Statements for a complete description of recent accounting standards which we have not yet been required to implement and which may be applicable to our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the consolidated financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. We frequently reevaluate our judgments and estimates that are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

We believe that of our significant accounting policies, the ones that may involve a higher degree of uncertainty, judgment and complexity pertain to revenue recognition, goodwill, recoverability of long-lived assets, stock-based compensation, post-retirement benefits, warranties, business combinations, valuation of equity and cost method investments, income taxes, and contingencies. See Note 2 of Notes to the Consolidated Financial Statements for additional discussion of our accounting policies.

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

The recoverability of goodwill is performed at the entity level as the Company operates as one reportable segment and one reporting unit. The plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, the Company uses the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2017, and the Company's goodwill was not at risk for failing the first step of its impairment test.

Recoverability of Long-lived Assets, Excluding Goodwill - The Company makes judgments about the recoverability of long-lived assets, including fixed assets and finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. If circumstances indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. Long-lived assets will be evaluated for impairment either individually or in asset groups where their cash flows are largely independent of cash flows generated from other long-lived assets. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined based on an analysis of discounted cash flows.
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

Pension and Post-Retirement Benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated AA or better) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the United States are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. The impact of Health Care Reform legislation in the United States is immaterial to the Company. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 13 of Notes to the Consolidated Financial Statements.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 0.9% in 2017, 0.8% in 2016 and 1.0% in 2015. We do not expect this percentage to change materially in the near future. See Note 15 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

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

Valuation of Equity and Cost Method Investments - We monitor our equity and cost method investments for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the investment to the related carrying value. If the carrying value of the investment exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the carrying value and the estimated fair value of the investment. We estimate cash flows and fair value using internal budgets, cash flows and profitability forecasts as well as other market information including valuations of similar companies, where available. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations. There has been no impairment of equity or cost method investments during 2017. The Company's equity method investments were not at risk of impairment. The Company's fair value calculation of its cost method investments exceeded its carrying value of $30.9 million by approximately $1.8 million as of December 31, 2017. The fair value calculation is dependent on sales and cost forecasts being met and includes numerous assumptions.

Income Taxes - Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available

Contingencies - We are subject to proceedings, lawsuits and other claims related to products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable and reasonably possible losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue. It is reasonably possible that the Company could incur losses in excess of the amounts accrued. Although this amount cannot be estimated, we believe that any additional losses would not have a material adverse impact on the consolidated financial statements.

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

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western and Eastern Europe, Brazil, China, South Korea, India, Thailand and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2017, the potential maximum loss in earnings is estimated to be $13 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 19 of Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

As of December 31, 2017, we had an aggregate outstanding debt balance of $1.4 billion comprised of short-term variable rate debt of $386.1 million, issued primarily under our revolving credit facilities, and of long-term fixed rate debt of $1,023.0 million, primarily related to our Senior EUR Notes and Senior Notes, as discussed in Note 14 of Notes to the Consolidated Financial Statements.

As of December 31, 2017 we also had $1.1 billion of cash, cash equivalents and short-term investments on hand. These balances are predominantly invested in interest bearing short-term instruments. Due to increased volatility in interest rates, a 1% change of the interest rates would have the effect of increasing or decreasing net interest income by approximately $13 million.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers. As we do not purchase these commodities directly, changes in their prices could affect our financial results with a time lag of up to 6 months.

Applying a VAR methodology to our 2017 commodity exposure, the potential maximum loss in earnings is estimated to be $18 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income; shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL

We have served as the Company’s auditor since 2007.

Brussels, Belgium
February 16, 2018

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2017	2016	2015
Sales	$3,304.2	$2,810.0	$2,627.5
Cost of sales	2,290.4	1,931.0	1,837.6
Gross profit	1,013.8	879.0	789.9
Costs and expenses:
Selling and administrative expenses	411.2	356.6	346.6
Research, development and engineering expenses	147.0	135.2	139.5
Other operating expense, net	20.6	5.3	6.7
Operating income	435.0	381.9	297.1
Equity income of unconsolidated joint ventures, net	23.1	24.8	32.1
Gain on remeasurement of equity investments	247.7	—	—
Other non-operating expense, net	(37.2)	(24.9)	(24.6)
Interest expense, net	(16.0)	(12.7)	(7.1)
Income before income taxes	652.6	369.1	297.5
Income tax expense	229.7	121.8	11.5
Net income including noncontrolling interests	422.9	247.3	286.0
Less: net income attributable to noncontrolling interests	16.8	24.3	10.8
Net income attributable to Company	$406.1	$223.0	$275.2
Net income attributable to Company per common share
Basic	$7.53	$4.00	$4.76
Diluted	$7.50	$3.98	$4.72
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	53,903,938	55,695,738	57,768,018
Diluted	54,139,815	55,981,816	58,274,987
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Net income including noncontrolling interests	$422.9	$247.3	$286.0
Other comprehensive income:
Currency translation adjustments	154.2	(55.0)	(130.6)
Pensions and post-retirement benefit plan adjustments, net	(38.0)	(15.9)	24.4
Unrealized gains/(losses) on hedges, net	0.2	0.2	(1.2)
Unrealized losses on investments, net	(0.1)	—	—
Total other comprehensive income	$116.3	$(70.7)	$(107.4)
Comprehensive income	$539.2	$176.6	$178.6
Less: Comprehensive income attributable to noncontrolling interests	20.3	23.0	8.6
Comprehensive income attributable to Company	$518.9	$153.6	$170.0

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,141.5	$862.5
Short-term investments	0.6	—
Accounts receivable, net	669.2	493.7
Inventories, net	321.4	223.6
Income tax receivable	7.5	—
Guaranteed notes receivable	39.7	53.6
Investments in repurchase agreements	137.5	128.7
Other current assets	76.8	111.9
Total current assets	2,394.2	1,874.0
Property, plant and equipment, net	522.3	408.6
Goodwill	834.7	399.2
Deferred tax assets	211.1	208.8
Investments in unconsolidated joint ventures	6.5	20.8
Intangible assets, net	266.6	78.9
Other assets	88.0	65.7
TOTAL ASSETS	$4,323.4	$3,056.0
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$386.5	$0.2
Accounts payable	258.1	171.9
Accrued payroll	130.4	101.8
Current portion of warranties	29.5	32.2
VAT payable	18.2	40.1
Accrued expenses	81.6	69.4
Promotion and customer incentives	24.3	31.9
Accrued income tax	56.2	1.3
Other accrued liabilities	88.5	82.1
Total current liabilities	1,073.3	530.9
Long-term debt	1,023.3	958.9
Pension and post-retirement benefits	700.7	590.6
Deferred tax liabilities	75.3	138.8
Long-term income tax liabilities	166.8	2.9
Other liabilities	82.9	66.6
Total liabilities	3,122.3	2,288.7
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,937,828 in 2017; 78,701,273 in 2016; and shares outstanding: 53,735,486 in 2017; 54,491,918 in 2016	0.8	0.8
Capital surplus	883.2	861.2
Treasury stock, at cost: 25,202,342 shares in 2017; 24,209,355 shares in 2016	(1,861.3)	(1,744.4)
Retained earnings	2,563.2	2,161.1
Accumulated other comprehensive loss	(464.5)	(577.3)
Total shareholders’ equity	1,121.4	701.4
Noncontrolling interests	79.7	65.9
Total equity	1,201.1	767.3
TOTAL LIABILITIES AND EQUITY	$4,323.4	$3,056.0

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Operating activities:
Net income including noncontrolling interests	$422.9	$247.3	$286.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84.8	76.0	77.5
Amortization of intangibles	22.3	22.0	19.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.8	3.9	(4.7)
Non-cash stock compensation	16.4	13.1	12.0
Non-cash interest expense and debt issuance cost amortization	23.1	17.7	7.8
Deferred income tax (benefit)/expense	(48.2)	68.3	(11.7)
Pensions and post-retirement benefit expense	57.5	44.2	43.1
Impairment and disposition of fixed assets	0.6	0.8	8.1
Gain on remeasurement of equity investments	(247.7)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(64.3)	(61.5)	(41.8)
Inventories, net	(16.0)	(3.9)	(42.7)
Accounts payable	5.4	21.7	52.1
Other accrued liabilities and taxes	3.3	63.9	23.1
Other current and long-term assets	28.2	(40.7)	(18.4)
Other long-term liabilities	157.1	(45.8)	13.5
Pension and post-retirement benefit contributions	(24.7)	(21.6)	(22.8)
Net cash provided by operating activities	421.5	405.4	400.3
Investing activities:
Purchases of property, plant and equipment	(104.7)	(104.0)	(90.3)
Investments in capitalized software	(5.8)	(10.0)	(10.9)
Proceeds from disposal of property, plant and equipment	—	7.0	0.6
Purchases of short-term investments and repurchase agreements	(535.2)	(324.6)	(121.4)
Sales and maturities of short-term investments and repurchase agreements	548.4	273.0	39.8
Cost of preferred stock investment	(10.0)	(0.9)	(20.0)
Return of investment in unconsolidated joint venture	1.8	—	—
Acquisitions of businesses, net	(382.7)	(92.3)	—
Net cash used by investing activities	(488.2)	(251.8)	(202.2)
Financing activities:
Borrowings of long-term debt and revolving credit facilities	25.3	730.1	577.0
Repayments of long-term revolving credit facilities	(25.0)	(261.0)	(385.0)
Net borrowings/(repayments) of short-term debt	382.5	(4.9)	(2.7)
Settlement of forward contract	(0.3)	15.2	—
Taxes withheld and paid on employee stock award vestings	(4.9)	(6.0)	(5.0)
Purchases of treasury stock	(120.0)	(250.0)	(249.2)
Proceeds from noncontrolling interest shareholders	0.6	—	—
Dividends to noncontrolling interest holders	(7.1)	(6.7)	(6.4)
Proceeds from exercise of stock options	9.5	3.9	17.3
Net cash provided/(used) by financing activities	260.6	220.6	(54.0)
Effect of exchange rate changes on cash and cash equivalents	85.1	(26.9)	(40.6)
Net increase in cash and cash equivalents	279.0	347.3	103.5
Cash and cash equivalents at beginning of period	862.5	515.2	411.7
Cash and cash equivalents at end of period	$1,141.5	$862.5	$515.2
Cash paid during the period for:
Interest	$20.0	$16.5	$10.1
Income taxes	$64.1	$50.8	$49.4
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non Controlling Interests	Total
Balance at December 31, 2014	$0.8	$828.3	$(1,248.1)	$1,663.3	$(402.7)	$47.4	$889.0
Net income	—	—	—	275.2	—	10.8	286.0
Other comprehensive loss	—	—	—	—	(105.2)	(2.2)	(107.4)
Treasury stock purchased	—	—	(249.2)	—	—	—	(249.2)
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	7.0	—	—	—	—	7.0
Dividends paid					—	(6.4)	(6.4)
Balance at December 31, 2015	$0.8	$852.6	$(1,497.3)	$1,938.5	$(507.9)	$49.6	$836.3
Net income	—	—	—	223.0	—	24.3	247.3
Other comprehensive loss	—	—	—	—	(69.4)	(1.3)	(70.7)
Treasury stock purchased	—	—	(250.0)	—	—	—	(250.0)
Stock options exercised	—	3.9	—	—	—	—	3.9
Treasury stock reissued	—	(2.9)	2.9	—	—	—	—
Stock-based compensation	—	7.6	—	(0.4)	—	—	7.2
Dividends paid	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2016	$0.8	$861.2	$(1,744.4)	$2,161.1	$(577.3)	$65.9	$767.3
Net income		—	—	406.1	—	16.8	422.9
Other comprehensive loss	—	—	—	—	112.8	3.5	116.3
Treasury stock purchased	—	—	(120.0)	—	—	—	(120.0)
Stock options exercised	—	9.5	—	—	—	—	9.5
Treasury stock reissued	—	0.9	3.1	(4.0)	—	—	—
Stock-based compensation	—	11.6	—	—	—	—	11.6
Dividends paid	—	—	—	—	—	(7.1)	(7.1)
Proceeds from minority interest shareholders	—	—	—	—	—	0.6	0.6
Balance at December 31, 2017	$0.8	$883.2	$(1,861.3)	$2,563.2	$(464.5)	$79.7	$1,201.1

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1.	Description of Company

WABCO Holdings Inc. and its subsidiaries (collectively "WABCO," "Company," "we," or "our") engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension and transmission automation as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic ABS, EBS, ESC, automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products to four groups of customers around the world: truck and bus OEMs, trailer OEMs, commercial vehicle aftermarket distributors of replacement parts and services and commercial vehicle fleet operators for management solutions and services, and major automotive OEMs. We also provide remanufacturing services globally.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. The more significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, useful lives and recoverability of long-lived assets, warranties, pension and post-retirement benefits, valuation of equity and cost method investments, income taxes, provisions for loss contingencies, business combinations and stock-based compensation.

Principles of Consolidation and Presentation - All majority owned or controlled subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures on the consolidated balance sheets. Certain prior year amounts in the consolidated statements of operations for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year presentation due to the adoption of Accounting Standards Update (ASU) 2017– 07, Compensation–Retirement Benefits, as discussed in Note 3. Purchases and sales of short–term investments and repurchase agreements for the years ended December 31, 2016 and 2015 were also reclassified to present these amounts on separate lines within net cash used from investment activities within the consolidated statements of cash flows.

Reportable segment - Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that WABCO has one reportable segment.

Foreign Currency Translation - Adjustments resulting from the translation of foreign currency denominated assets and liabilities into U.S. Dollars at exchange rates in effect as of the balance sheet date, and income and expense accounts at the average exchange rates in effect during the period, are recorded as a component of accumulated other comprehensive loss in shareholders' equity. Accumulated other comprehensive loss also includes the effects of exchange rates on intercompany transactions of a long-term investment nature and transactions designated as a hedge of a net-investment in foreign subsidiaries. Gains or losses resulting from transactions in a currency other than the functional currency are reflected in the consolidated statements of operations as other non-operating income or expense.

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

The Company records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, the Company recorded $48.6 million, $53.8 million and $43.2 million in 2017, 2016 and 2015, respectively, in the accompanying consolidated statements of operations.

In most countries where WABCO operates, sales are subject to VAT taxes. Sales are presented net of VAT in the consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling, receiving, inspecting, warehousing, procurement and other costs of distribution are included in cost of sales in the consolidated statements of operations.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. Restricted cash balances are classified as either other current assets or other assets, depending upon the nature of the restriction. The Company did not have any restricted cash as of December 31, 2017 and 2016.

Available-for-Sale Investments - Investments in available-for-sale securities may consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. Available-for-sale securities are recorded in the consolidated financial statements at market value with changes in market value included in other comprehensive income. The Company classifies investments as either short-term or long-term based on the contractual maturity of each underlying instrument, its availability of use in current operations and the Company's holding intention. As of December 31, 2017, the Company had available-for-sale investments of $0.6 million classified as short-term investments and $2.9 million included in other assets on the consolidated balance sheets. As of December 31, 2016, the Company did not have any short-term investments and had $2.6 million of available-for-sale investments recorded in other assets on the consolidated balance sheets.

In the event the investments experience an other-than-temporary impairment in value, an impairment loss is recognized in the consolidated statements of operations. The Company did not recognize any impairment loss on its available-for-sale investments during the years ended December 31, 2017, 2016 or 2015.

Accounts receivable, net - Accounts receivable are recorded at invoiced amounts less the allowance for doubtful accounts.The Company performs ongoing credit evaluations of its customers and records an allowance to reduce receivables to the amount reasonably expected to be collected. In determining the allowance for doubtful accounts WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends. The allowance for doubtful accounts was $9.4 million and $6.5 million at December 31, 2017 and 2016, respectively.

Transfers of Financial Instruments - The Company accounts for sales and transfers of financial instruments under ASC 860, Transfers and Servicing. ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. In the normal course of business, the Company may discount and sell accounts receivable or exchange accounts receivable for short-term notes receivable. Accounts receivable that are sold without recourse and that meet the criteria for sale accounting under ASC 860 are excluded from accounts receivable on the consolidated balance sheets. The proceeds received from such sales are included in operating cash flows. In instances where receivables are sold with recourse, such that the Company effectively maintains control over the receivables, the Company accounts for these as secured borrowings. The expenses associated with the discounting of receivables are recorded in the consolidated statements of operations as other non-operating expense.

The Company may receive customer notes in settlement of accounts receivable, primarily in the Asia Pacific region. The collection of such customer notes receivables are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Notes receivable held by the Company that are secured by bank guarantees are classified as guaranteed note receivable. The Company also accepts unsecured notes in settlement of accounts receivable from certain customers. Notes receivable may be held by the Company until maturity, transferred to suppliers to settle liabilities, or sold to third party financial institutions in exchange for cash.  As of December 31, 2017 and 2016, there was $39.7 million and $53.6 million of guaranteed notes receivable outstanding, respectively, and $3.3 million and $4.2 million of unguaranteed notes receivable outstanding, respectively. See Note 11 for additional information on guaranteed notes receivable.

Investment in repurchase agreements - The Company may enter into agreements to purchase securities under agreements to resell (reverse repurchase agreements). Reverse repurchase agreements are accounted for as secured financing transactions and reported as investment in repurchase agreements on the consolidated balance sheets. These agreements are recorded at their contracted resale amounts plus accrued interest. In reverse repurchase transactions, the Company takes possession of or obtains a security interest in the related securities, and has the right to sell or repledge the collateral received.

Inventories, net - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. The LIFO method is used as it provides for a better matching of the costs to the sales. Inventories are categorized as finished products, products-in-process and raw materials. On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed.

Property, Plant & Equipment, net - Property, plant and equipment balances, including tooling, are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the useful life of the fixed asset. WABCO assesses facilities and equipments for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings, 3 to 5 years for tooling and 5 to 15 years for machinery and equipment.

Equity and Cost Method Investments - The Company accounts for investments using the equity method in instances where the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of operations. The Company uses the cost method to account for non-marketable equity investments for which it does not control and for which it does not have the ability to exercise significant influence over the entity's operating and financial policies. The Company writes down an equity or cost-method investment and recognizes an impairment when events or circumstances indicate the loss in the investment is other-than-temporary. The Company performs an assessment of an investee financial condition as well as the investee historical and projected results of operations and cash flows. If the actual outcomes for an investee are significantly different from projections, the Company may impair its investment.

The carrying value of equity method investments of $6.5 million and $20.8 million at December 31, 2017 and 2016, respectively, is reported in the consolidated balance sheets as investments in unconsolidated joint ventures, and is adjusted for the Company's proportionate share of net earnings and losses, as well as dividends. See Note 17 for additional information on equity method investments.

Cost method investments of $30.9 million and $20.9 million, at December 31, 2017 and 2016 are included in other assets. The Company's fair value calculation of its cost method investments exceeded its carrying value by approximately $1.8 million as of December 31, 2017. The fair value calculation is dependent on sales and costs forecasts being met and includes various assumptions.

Pre-production costs related to long-term supply arrangements -The Company may incur pre-production engineering and tooling related costs such as molds, dies, and tools (referred to as “tooling”), for products produced under long-term supply agreements with its customers. If the Company owns the related tooling, or if the Company does not own the tooling but receives a non-cancelable right from its customers to use the related tooling during the supply arrangement, then the costs incurred by the Company are capitalized as part of property, plant and equipment, subject to an impairment assessment, and amortized over the shorter of their useful life or the supply arrangement. If the Company has the contractual right to reimbursement for the tooling, the cost of the tooling is also capitalized as property, plant and equipment, subject to an impairment assessment, pending transfer of ownership and reimbursement from the customer. If there is an estimated loss on an arrangement to provide tooling to a customer, it is recorded in the period in which the loss is estimated and is probable.

Non-reimbursable design and development costs for products to be sold under long-term supply arrangements are expensed as incurred to research, development and engineering expenses unless the cost reimbursement is contractually guaranteed in a customer contract, in which case the costs are capitalized and subsequently reduced upon lump sum or piece price recoveries from the customer.

Goodwill - Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized, but subject to impairment tests each fiscal year on October 1 or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's impairment test utilizes the two-step approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The recoverability of goodwill is performed at the entity level as the Company operates as one reportable segment and one reporting unit. The plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during each of the years presented in the consolidated statements of operations.

Intangible Assets, net - Intangible assets with determinable lives consist of customer and distribution relationships, patented and unpatented technology, in-process research and development, and other intangibles that are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 20 years except for intangibles related to trade name which may have a longer useful life. WABCO also capitalizes the cost of obtaining or developing internal-use computer software, including directly related payroll costs, as capitalized software within intangible assets. Capitalized software costs are amortized on a straight-line basis over periods of up to 7 years, beginning when the software is ready for its intended use. WABCO assesses intangible assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of 2 years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 0.9% in 2017, 0.8% in 2016 and 1.0% in 2015. See Note 15 for additional information on warranties.

Pension and Post-retirement Benefits - Pension and post-retirement pension benefits are provided for substantially all employees of WABCO, both in the United States and abroad through plans specific to each of WABCO's legal entities. Defined benefits pension plans are primarily concentrated in Germany, United Kingdom, Austria, Switzerland and Belgium. In the United States, certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the United States is immaterial to the Company. All pension and post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. WABCO measures the defined benefit and post-retirement plan assets and obligations for purposes of determining their funded status as of the end of the Company's fiscal year, and recognizes changes in the funded status in comprehensive income in the year in which the changes occur. The costs of the benefits provided under these plans are included in the accompanying consolidated financial statements. See Note 13 for additional disclosures.

Fair Value of Financial Instruments - Financial instruments consist mainly of cash, short-term investments, accounts receivable, guaranteed notes receivable, investment in repurchase agreements, derivative instruments, pension plan assets, accounts payable, short-term borrowings and long-term debt.

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

–Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.

–
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

–	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2017 and 2016, the carrying amount of the Company's financial instruments approximated their fair value. Cash, accounts receivable, accounts payable and short-term borrowings approximated their fair-value due to their short-term nature. The determination of fair value of short-term investments, investment in repurchase agreements, derivative instruments and long-term debt are based on observable Level 2 inputs. The fair value of available-for-sale securities and investment in repurchase agreements is based on pricing sources for identical instruments in less active markets. The fair value of the guaranteed notes receivable is based on Level 2 inputs, including credit ratings and other criteria observable in the market. The fair value of derivative instruments is determined using model-based valuation techniques for which significant assumptions are observable in the market. The fair value of long-term debt is based upon observable Level 2 inputs regarding interest rates available to the Company at each reporting period.

Derivative Instruments and Hedging Activities - The Company enters into derivative instruments to manage its exposure to movements in currency exchange rates and recognizes derivative assets and liabilities at fair value on the consolidated balance sheets. The Company uses Euro–denominated debt and foreign currency contracts to partially hedge its net investment in Euro–denominated wholly–owned subsidiaries. Foreign currency gains and losses on Euro–denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment are included in accumulated other comprehensive income on the consolidated balance sheets. The change in fair value of foreign currency contracts that are not designated as hedging instruments are recorded to the same line item as the hedged item, as non–operating expense/income in the consolidated statements of operations. See Note 19 for additional information on derivative instruments.

Research, Development and Engineering Expenses - Research, development and engineering costs include research activities, product development and product engineering, and are expensed as incurred. Research, development and engineering costs were approximately $147.0 million in 2017, $135.2 million in 2016 and $139.5 million in 2015.

Business Combinations - The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill. When determining the fair values of assets acquired, liabilities assumed and non-controlling interests in the acquiree, the Company makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions the Company believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (RSUs) and deferred stock units (DSUs) after assuming that the Company would use the proceeds from the exercises to repurchase stock. The weighted average incremental shares also includes the net amount of shares issuable for performance stock units (PSUs) at the end of the reporting period, if any at all, based on the number of shares issuable if the end of the period were the end of the vesting period. Anti-dilutive shares, if applicable, are excluded.

	Year Ended December 31,
	2017	2016	2015
Weighted average incremental shares included in diluted EPS	235,877	286,078	506,969
Shares excluded due to anti-dilutive effect on earnings per share	1,626	472	—

Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments (including translation on intercompany transactions of a long-term investment nature and net investment hedges), pension and post-retirement liability adjustments, unrecognized gains or losses on pensions and post-retirement benefit plans, unrecognized gains or losses on investments and unrecognized gains or losses on hedges, and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Stock-Based Compensation - WABCO measures and recognizes in its consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors including stock options, RSUs, PSUs, DSUs and restricted stock grants based on their estimated fair value.

There were no stock options granted to employees during the years ended December 31, 2017, 2016 or 2015. RSUs granted to certain executives and employees and DSUs granted to non–management directors are time–based awards where the stock based compensation expense is measured based on the grant date fair value determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Compensation expense for time-based RSU is amortized using graded vesting over the service period. The fair value of the PSUs is based on the grant date fair value of the number of awards expected to vest based on the Company's best estimate of the ultimate performance against respective targets.

All options granted prior to 2007 were adjusted upon the Distribution into two separate options, one relating to the Company's common stock and one relating to Trane common stock. This adjustment was made such that immediately following the Distribution (i) the number of shares relating to the Company options were equal to the number of shares of Company common stock that the option holder would have received in the Distribution had Trane options represented outstanding shares of Trane common stock, and (ii) the per share option exercise price of the original Trane stock option was proportionally allocated between the two types of stock options based upon the relative per share trading prices of the Company and Trane immediately following the Distribution. Thus, upon the Distribution, WABCO options were being held by both WABCO and Trane employees and Trane options continued to be held by WABCO employees. Options granted to WABCO employees in 2007 were equitably adjusted upon Distribution so as to relate solely to shares of the Company's common stock. These adjustments preserved the economic value of the awards immediately prior to the Distribution. All Company options issued as part of this adjustment and the Trane options were fully vested at this time. Further, for purposes of vesting and the post-termination exercise periods applicable to such stock options, the Trane Inc. Management Development and Compensation Committee determined that continued employment with the Company will be viewed as continued employment with the issuer of the options.

NOTE 3.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the FASB issued Accounting Standards Update 2017-07 (ASU 2017-07) Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The new standard requires a retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. The Company adopted the provisions of ASU 2017-07 as of January 1, 2017, and applied the change retrospectively in its consolidated statements of operations using the practical expedient. This resulted in the reclassification of $4.9 million from cost of sales and $21.1 million from selling and administrative expenses to other non-operating expense for the year ended December 31, 2016, and $4.4 million from cost of sales and $21.8 million from selling and administrative expenses to other non-operating expense for the year ended December 31, 2015.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation, in order to simplify certain aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liability, classification of excess tax benefits, and taxes withheld and paid on employee stock award vestings on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. ASU 2016-09 is effective for the interim and annual periods ending after December 15, 2016. Early adoption is permitted, and the Company adopted the provisions of ASU 2016-09 as of January 1, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's consolidated financial statements on a modified retrospective basis, resulting in an adjustment of $0.4 million to retained earnings as of January 1, 2016. Provisions related to income taxes were adopted prospectively resulting in a tax benefit of $1.3 million for 2016. Provisions related to the consolidated statement of cash flows were also adopted retrospectively.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard is become effective for fiscal periods beginning after December 15, 2019 and must be applied to any annual or interim goodwill impairment assessments after that date. Early adoption is permitted for interim and annual impairment testing after January 1, 2017. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented and early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on the Company's consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 requires revenue to be recognized when a customer obtains control of promised goods or services at an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. ASU 2014-09 was initially effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company adopted ASU 2014-09 in the annual period beginning January 1, 2018.

ASU 2014-09 permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to equity.
The Company’s implementation of this standard included a comprehensive assessment of the impacts of the new standard on the Company’s accounting, financial statements and footnote disclosures. Although we believed a key change would be certain contracts meeting the criteria of ASC 606-10-25-27 resulting in over time instead of at a point in time, we concluded after our final implementation activities that essentially none of our contracts meet the criteria of no alternative use and an enforceable right to payment. Due to the complexity of certain agreements with customers and legally enforceable terms, the determination of whether the over time criteria was met varied by jurisdiction. Further, based on the finalized implementation activities, the Company evaluated certain reimbursements received from customers related to non-recurring product engineering activities, and concluded that these activities are not ordinary activities of the Company and continue to be out of scope of the revenue guidance. The Company will thus continue to apply its current accounting treatment to these activities. As part of the adoption process, the Company has implemented appropriate internal controls over transition adjustment and related disclosures. The Company believes that these controls address the risk over accuracy and completeness of the transition adjustment or related disclosures.
The Company does not expect the pending adoption of other recently issued accounting standards to have a material impact on its consolidated financial statements.

NOTE 4.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss, net of taxes and noncontrolling interests, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amount in millions)	2017	2016	2015
Foreign currency translation adjustments :
Balance at beginning of period	$(328.7)	$(271.2)	$(148.1)
Comprehensive income/(loss) before reclassification, net (1)	152.9	(57.5)	(123.1)
Remeasurement of equity investments (2)	(1.8)	—	—
Balance at end of period	(177.6)	(328.7)	(271.2)

Loss on intra-entity transactions :
Balance at beginning of period	(11.4)	(15.2)	(9.9)
Comprehensive (loss)/income before reclassification, net (3)	(0.4)	3.8	(5.3)
Balance at end of period	(11.8)	(11.4)	(15.2)

Unrealized gains on investments:
Balance at beginning of period	0.2	0.2	0.2
Comprehensive income before reclassification, net	0.3	—	—
Amounts reclassified to earnings, net	(0.4)	—	—
Balance at end of period	0.1	0.2	0.2

Unrealized losses on hedges:
Balance at beginning of period	(1.0)	(1.2)	—
Comprehensive income/(loss) before reclassification, net	0.2	—	(1.3)
Amounts reclassified to earnings, net	—	0.2	0.1
Balance at end of period	(0.8)	(1.0)	(1.2)

Pension and post-retirement plans:
Balance at beginning of period	(236.4)	(220.5)	(244.9)
Comprehensive (loss)/income before reclassification, net	(56.2)	(26.5)	12.9
Amounts reclassified to earnings, net (4)	18.2	10.6	11.5
Balance at end of period	(274.4)	(236.4)	(220.5)

Accumulated other comprehensive loss at end of period	$(464.5)	$(577.3)	$(507.9)

(1) Includes a loss of $0.2 million and a gain of $9.3 million for the years ended December 31, 2017 and 2016, respectively, net of taxes of $0.1 million and $5.8 million, respectively, related to the settlement of foreign currency contracts designated as net investment hedges. Also includes a loss of $43.0 million and a gain of $6.3 million on Euro-denominated debt designated as a net investment hedge for the years ended December 31, 2017 and 2016, respectively, net of taxes of $25.0 million and $3.9 million, respectively.

(2) Consists of $1.8 million associated with the foreign currency translation adjustment reclassified to gain on remeasurement of equity method investment in the consolidated statements of operations upon the Company's acquisition of the remaining interests in WABCO Automotive South Africa. See Note 20 for further discussion.

(3) Includes the effects of foreign exchange on intercompany transactions of a long-term investment nature.

(4) Consists of amortization of prior service cost and actuarial losses that are included as a component of pension expenses within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $7.9 million, $4.5 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 13 for further discussion.

NOTE 5.	Streamlining

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals would result in a workforce reduction of approximately 320 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of December 31, 2017, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of December 31, 2017 related to the 2014/2015 Program was $63.1 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain its global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and the rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the year ended December 31, 2017.

	Year Ended December 31,
(Amounts in millions)	2017	2016
2014 / 2015 Program
Balance at beginning of period	$27.8	$43.8
Charges	1.7	6.1
Payments	(15.6)	(20.5)
Noncash writeoffs	—	(0.6)
Foreign exchange effects	2.9	(1.0)
Balance at end of period	$16.8	$27.8
Other Programs
Balance at beginning of period	$23.4	$24.9
Charges	10.3	10.3
Payments	(10.0)	(10.9)
Foreign exchange effects	3.2	(0.9)
Balance at end of period	$26.9	$23.4
Total streamlining liability	$43.7	$51.2

As of December 31, 2017 and December 31, 2016, the balance included in other accrued liabilities (current) amounted to $24.2 million and $17.5 million, respectively, while the balance included in other liabilities (non-current) amounted to $19.5 million and $33.7 million, respectively.

The following is a summary of the streamlining costs recorded for the years ended December 31, 2017, 2016 and 2015 :

	Charges for Year Ended December 31, 2017		Charges for Year Ended December 31, 2016		Charges for Year Ended December 31, 2015
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(1.0)	$8.1	$4.0	$6.9	$32.9	$7.4
Employee-related charges – selling and administrative	2.3	2.2	(0.2)	3.2	4.0	15.3
Asset write-offs	—	—	0.6	—	7.7	—
Other streamlining charges	0.4	—	1.7	0.2	0.8	0.4
Total program costs	$1.7	$10.3	$6.1	$10.3	$45.4	$23.1

Streamlining costs incurred for Other Programs primarily include charges related to headcount reductions and footprint relocations to low cost regions. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $5.9 million, $6.8 million and $16.5 million, respectively, related to headcount reductions primarily driven by its continued cost optimization efforts. The Company also recorded restructuring charges of $4.4 million, $3.5 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to footprint relocations including the transfer of certain product lines and business processes to best cost countries including India and Poland. There were no amounts recorded for each of these years related to site closures.

NOTE 6.	Capital Stock

The following is a summary of common stock issued, treasury stock and common stock outstanding for the years ending December 31, 2017, 2016 and 2015.

	Number of Shares of Common Stock
	Issued	Treasury Stock	Outstanding
Balance, December 31, 2014	77,961,040	(19,535,167)	58,425,873
Shares issued upon exercise of stock options	414,782	—	414,782
Shares issued upon vesting of RSUs	117,830	—	117,830
Shares issued for DSUs	6,432	—	6,432
Shares purchased for treasury	—	(2,205,351)	(2,205,351)
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	87,047	16,400	103,447
Shares issued upon vesting of RSUs	38,723	9,288	48,011
Shares issued upon vesting of PSUs	67,219	17,675	84,894
Shares issued for DSUs	7,100	—	7,100
Shares issued for stock awards	1,100	—	1,100
Shares purchased for treasury	—	(2,512,200)	(2,512,200)
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	161,687	28,840	190,527
Shares issued upon vesting of RSUs	44,419	3,998	48,417
Shares issued upon vesting of PSUs	24,525	7,175	31,700
Shares issued for DSUs	5,924	—	5,924
Shares purchased for treasury	—	(1,033,000)	(1,033,000)
Balance, December 31, 2017	78,937,828	(25,202,342)	53,735,486

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued a total of 83,376 shares from treasury stock related to certain employee vestings under its equity incentive program.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. During the year ended December 31, 2017, the Company has purchased 1,033,000 shares for $120.0 million. As of December 31, 2017, the Company had $480.0 million of availability remaining under this repurchase authorization.

NOTE 7.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on its common stock in 2017, 2016 and 2015.

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

Under the 2009 Omnibus Plan and 2009 Restated Omnibus Plan, the Company may issue the following types of awards: stock options, stock appreciation rights, RSUs, PSUs, DSUs, restricted shares, annual incentive awards and long-term incentive awards. The maximum number of shares or units that may be issued under the 2009 Restated Omnibus Plan is 5,100,000. No participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted shares or restricted stock units, with respect to 200,000 shares or units as the case may be during any calendar year. If an award granted under either the 2007 Omnibus Plan, the 2009 Omnibus Plan or the 2009 Restated Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, these shares will become available for future grant or sale under the 2009 Restated Omnibus Plan.

As of December 31, 2017, a total of 438,752 stock options, RSUs, PSUs and DSUs were outstanding and there were 2,690,174 shares remaining available for grant under the 2009 Restated Omnibus Plan.

The PSUs granted as part of the Company's equity incentive awards vest at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals as approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2017, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.

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

Total stock-based compensation cost recognized in selling and administrative expenses during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Stock-based compensation	$16.4	$13.1	$12.0

The following tables summarize the stock options, RSUs, PSUs, DSUs and stock awards activity for each of the periods presented:

	Underlying Shares			Weighted - Average Exercise Price
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2014	580,849	226,805	807,654	$42.60
Options Granted	—	—	—	$—
Options Exercised	(284,817)	(130,882)	(415,699)	$41.87
Options Forfeited	—	(336)	(336)	$38.97
Options Outstanding December 31, 2015	296,032	95,587	391,619	$43.37
Options Granted	—	—	—	$—
Options Exercised	(49,466)	(54,494)	(103,960)	$38.70
Options Forfeited	—	(128)	(128)	$32.38
Options Outstanding December 31, 2016	246,566	40,965	287,531	$45.07
Options Granted	—	—	—	$—
Options Exercised	(152,419)	(40,882)	(193,301)	$50.90
Options Forfeited	(394)	(83)	(477)	$44.15
Options Outstanding December 31, 2017	93,753	—	93,753	$33.04

Exercisable at December 31, 2017	93,753	—	93,753	$33.04

	Underlying Shares	Weighted - Average Grant Date Fair Value
RSUs Outstanding December 31, 2014	252,468	$77.56
RSUs Granted	78,664	$116.46
RSUs Vested	(157,585)	$70.81
RSUs Forfeited	(20,460)	$96.95
RSUs Outstanding December 31, 2015	153,087	$101.91
RSUs Granted	94,033	$92.59
RSUs Vested	(73,358)	$91.60
RSUs Forfeited	(13,452)	$100.55
RSUs Outstanding December 31, 2016	160,310	$101.27
RSUs Granted	81,116	$118.72
RSUs Vested	(75,887)	$102.67
RSUs Forfeited	(13,358)	$106.32
RSUs Outstanding December 31, 2017	152,181	$109.43

	Underlying Shares	Weighted - Average Grant Date Fair Value
PSUs Outstanding December 31, 2014	138,978	$84.01
PSUs Granted	58,630	$116.38
PSUs Forfeited	(24,896)	$95.65
PSUs Outstanding December 31, 2015	172,712	$93.31
PSUs Granted	152,010	$82.76
PSUs Vested	(126,840)	$68.10
PSUs Forfeited	(22,192)	$102.46
PSUs Outstanding December 31, 2016	175,690	$101.31
PSUs Granted	72,163	$115.85
PSUs Vested	(48,357)	$103.41
PSUs Forfeited	(25,589)	$103.14
PSUs Outstanding December 31, 2017	173,907	$106.48

	Underlying Shares	Weighted - Average Grant Date Fair Value
DSUs Outstanding December 31, 2014	15,504	$78.11
DSUs Granted	5,917	$129.94
DSUs Issued	(6,432)	$106.59
DSUs Outstanding December 31, 2015	14,989	$86.35
DSUs Granted	9,194	$105.52
DSUs Issued	(7,100)	$88.10
DSUs Outstanding December 31, 2016	17,083	$95.93
DSUs Granted	7,752	$118.75
DSUs Issued	(5,924)	$105.51
DSUs Outstanding December 31, 2017	18,911	$102.28

	Shares	Weighted - Average Grant Date Fair Value
Stock Awards granted:
Year ended December 31, 2015	—	$—
Year ended December 31, 2016	1,100	$107.47
Year ended December 31, 2017	—	$—

The table below shows the vesting schedule of the RSUs granted for each of the periods presented:

	Vesting Schedule
	Equal installments over 3 years	After 2 years	After 3 years	Total
RSUs granted in 2015	74,394	814	3,456	78,664
RSUs granted in 2016	86,123	—	7,910	94,033
RSUs granted in 2017	69,253	—	11,863	81,116

As discussed above, the PSUs granted in each of the years ended December 31, 2017, 2016 and 2015 vest, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals. To the extent that the PSUs vest at a level greater (or lesser) than 100% as a result of the final performance achievement, the Company considers the increment (or reduction) in shares vested as additional grants (or forfeitures) in the year of vesting.

The DSUs granted in each of the years ended December 31, 2017, 2016 and 2015 vest immediately upon grant.

As of December 31, 2017, all outstanding stock option awards were fully vested and had a total aggregate intrinsic value of $10.4 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2017, multiplied by the number of shares per each option.

The total intrinsic value of options exercised was $13.2 million, $6.4 million and $32.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total fair value of shares vested was $15.1 million, $19.3 million and $20.1 million for the years ended December 31, 2017, 2016 and 2015 respectively. The 326,088 of unvested options, RSUs and PSUs as of December 31, 2017 will result in the recognition of $18.9 million of compensation cost to be recognized over a weighted average period of 1.9 years.

The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2017 was 2.2 years. The tax benefit from stock options exercised during the period amounted to $2.2 million for the year ended December 31, 2017. It was immaterial for the years ended December 31, 2016 and 2015.

NOTE 8.	Other Operating and Non-Operating Expense, Net

The components of other operating and non–operating expense, net, are as follow:

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Other operating expense, net
Indemnification costs (1)	$16.1	$—	$—
Bank charges	1.1	1.6	1.7
Miscellaneous taxes	6.1	4.2	4.1
Other (income)/expense, net	(2.7)	(0.5)	0.9
	$20.6	$5.3	$6.7

Other non-operating expense, net
Pension and post-retirement benefit costs (2)	$36.0	$26.0	$26.2
Receivable discount fees	2.3	0.4	0.3
Foreign exchange gains	(1.2)	(1.5)	(0.9)
Other expense/(income), net	0.1	—	(1.0)
	$37.2	$24.9	$24.6

(1) Indemnification costs include the expenses recorded during the year ended December 31, 2017 primarily related to tax claims in Brazil. See Note 15 for additional information.

(2) Pension and post-retirement costs were modified retrospectively to include defined benefit pension costs other than service costs following the adoption of ASU 2017–07. See Note 3 for additional information.

NOTE 9. Inventories, Net

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

	Year Ended December 31,
(Amounts in millions)	2017	2016
Finished products	$149.2	$102.9
Products in process	31.2	14.2
Raw materials	141.0	106.5
Inventories at cost	$321.4	$223.6

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties. The current replacement cost approximated the LIFO carrying cost for 2017 and 2016.

Reserves for slow moving and obsolete inventory amounted to $20.0 million and $16.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The change in the reserve balance for 2017 is mainly driven by acquisitions and foreign exchange impacts ($1.5 million and $1.8 million, respectively), while the change in the reserve balance for 2016 is primarily attributable to acquisitions ($3.8 million).

Reserves for LIFO amounted to $1.3 million and $1.2 million for the years ended December 31, 2017 and 2016.

NOTE 10. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, are as follow:

	Year Ended December 31,
(Amounts in millions)	2017	2016
Land	$26.4	$22.2
Buildings	187.0	169.0
Machinery and equipment	1,057.0	800.2
Improvements in progress	47.9	76.4
Gross property, plant and equipment	1,318.3	1,067.8
Less: accumulated depreciation	796.0	659.2
Property, plant and equipment, net	$522.3	$408.6

Depreciation expense, including expense related to assets under capital leases, for the years ended December 31, 2017, 2016 and 2015 was $84.8 million, $76.0 million and $77.5 million, respectively.

Property, plant and equipment, net includes tooling investments of $70.2 million and $69.1 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 11. Guaranteed Notes Receivable

The Company's receivables available for financing include sales to reputable state owned and public enterprises in China that are settled through bankers acceptance drafts which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed notes are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2017, 2016 and 2015 was $261.8 million, $114.3 million and $80.7 million, respectively. Expenses related to discounting these notes amounted to $2.3 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $39.7 million and $53.6 million as of December 31, 2017 and 2016, respectively.

The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2017 or 2016.

NOTE 12. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
(Amounts in millions)	2017	2016
Balance of goodwill, beginning of year	$399.2	$377.7
Acquisitions	385.9	35.6
Foreign exchange translation	49.6	(14.1)
Balance of goodwill, end of year	$834.7	$399.2

Intangible assets for the years ended December 31, 2017 and 2016 are as follow:

	Year ended December 31,
	2017			2016
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Net Book Value	Gross carrying amount	Accumulated amortization	Net Book Value
Capitalized software	$120.3	$(87.6)	$32.7	$97.9	$(70.4)	$27.5
Customer relationships	164.7	(27.6)	137.1	54.3	(17.6)	36.7
Trade names	81.4	(2.7)	78.7	9.0	(1.3)	7.7
Other intangible assets	69.0	(50.9)	18.1	49.3	(42.3)	7.0
Intangible assets, net	$435.4	$(168.8)	$266.6	$210.5	$(131.6)	$78.9

Amortization expense for intangible assets was $22.3 million, $22.0 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015. The Company expects to incur approximately $29.0 million of amortization expense for each of the next five fiscal years excluding any amortization that may arise from future acquisitions.

The goodwill and intangible asset amounts recorded in 2017 reflect preliminary purchase price allocations recorded in connection with the acquisitions completed by the Company during 2017. See Note 20 for additional information related to these acquisitions.

NOTE 13. Pension and Post-retirement Benefits

WABCO employees participate in a number of benefit plans. The plans include a 401(k) savings plan for the Company's U.S. salaried and hourly employees, which is an individual-account defined contribution plan. WABCO employees in certain countries including Germany, the United Kingdom and Switzerland, participate in defined benefit plans or retiree medical plans sponsored by local WABCO legal entities. WABCO has also assumed responsibility for certain retiree medical plans in the United States and a pension plan in Germany relating to former employees of Trane's Bath & Kitchen division. In addition, in 2016, certain legislative changes in Belgium to employee benefit plans required that these plans be accounted for as defined benefit plans.

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee compensation during the last years of employment or negotiated benefit levels. WABCO recognizes in its consolidated balance sheets an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $700.7 million on the consolidated balance sheets is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2017 and 2016, and a statement of the funded status as of December 31, 2017 and 2016.

	2017	2017	2016	2016
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$11.8	$762.0	$14.7	$715.5
Service cost	0.7	20.8	1.0	17.1
Interest cost	0.5	14.5	0.4	17.4
Participant contributions	—	0.3	0.2	0.2
Actuarial loss/(gain)	0.7	20.9	(3.0)	78.9
Benefit payments	(1.3)	(29.6)	(1.5)	(24.9)
Foreign exchange effects	—	99.2	—	(52.1)
Other (1)	—	(0.3)	—	9.9
Obligation at end of year	$12.4	$887.8	$11.8	$762.0

	2017	2017	2016	2016
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$177.0	$—	$173.3
Actual (loss)/return on assets (2)	—	(8.5)	—	27.3
Employer contributions	1.3	23.4	1.3	20.3
Participant contributions	—	0.3	0.2	0.2
Benefit payments	(1.3)	(29.6)	(1.5)	(24.9)
Foreign exchange effects	—	15.9	—	(29.0)
Other (1)	—	—	—	9.8
Fair value of plan assets at end of year	$—	$178.5	$—	$177.0
Funded status at December 31	$(12.4)	$(709.3)	$(11.8)	$(585.0)

Amounts recognized in the balance sheet:
Noncurrent assets (included in other assets)	$—	$—	$—	$13.9
Current liabilities (included in accrued payroll)	(0.9)	(20.1)	(1.0)	(19.1)
Noncurrent liabilities	(11.5)	(689.2)	(10.8)	(579.8)
Net amounts recognized in balance sheet:	$(12.4)	$(709.3)	$(11.8)	$(585.0)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$0.1	$1.1	$0.1	$1.5
Net actuarial loss	9.5	378.0	9.4	325.0
Total (before tax effects)	$9.6	$379.1	$9.5	$326.5

(1) Amounts in "Other" for the year ended December 31, 2016 primarily reflect accounting for employee benefit plans in Belgium as defined benefit plans for the first time subsequent to legislation changes in 2016 as previously discussed.

(2) Actual loss on assets for the year ended December 31, 2017 was primarily driven by a revaluation of assets managed under insurance contracts as a result of updated census data.

$25.2 million of the amount in other comprehensive income as of December 31, 2017 is expected to be recognized as pension and post-retirement costs in 2018.

The following table provides a summary of pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31:

(Amounts in millions)	2017	2016
For plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$880.8	$624.5
Fair value of plan assets	177.1	31.6
For plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$628.2	$560.6
Fair value of plan assets	38.1	31.6

Total pension and post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Foreign pensions	$55.8	$42.3	$42.0
Health & Life insurance benefits	1.7	1.9	1.1
Total pension and post-retirement benefit costs	$57.5	$44.2	$43.1

The components of pension and post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Service cost - benefits earned during period	$20.8	$17.1	$16.7
Interest cost on projected benefit obligation	14.5	17.4	17.6
Less: assumed return on plan assets	(5.2)	(6.7)	(7.9)
Amortization of prior service cost	0.1	0.1	0.5
Amortization of net loss	26.1	14.4	15.1
Gain on curtailment	(0.5)	—	—
Pension benefit costs	$55.8	$42.3	$42.0

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Service cost - benefits earned during period	$0.7	$1.0	$0.2
Interest cost on projected benefit obligation	0.5	0.4	0.4
Amortization of net loss	0.5	0.5	0.5
Other post-retirement benefit costs	$1.7	$1.9	$1.1

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the years ended December 31, 2017 and 2016 were based on the rates determined as of the beginning of each of the fiscal years of 4.54% and 4.89%, respectively.

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

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2017 Health & Life Ins. Benefits	2017 Foreign Pension Plans	2016 Health & Life Ins. Benefits	2016 Foreign Pension Plans
Discount rate	3.55%	1.87%	4.00%	1.79%
Salary growth	N/A	2.85%	N/A	3.04%
Net Periodic Pension Cost for the year
Discount rate	4.00%	1.79%	3.75%	2.51%
Salary growth	N/A	3.03%	N/A	2.94%
Expected return on plan assets	N/A	2.75%	N/A	4.54%

The discount rate assumption in this chart changed from 2016 to 2017, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.

The assumed rate of return is a long-term investment return that takes into account the classes of assets held by the defined benefit plans and expected returns for each class of assets. Return expectations reflect forward-looking analysis as well as historical experience.

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

Asset Allocation	2017	2016	2017 Target	2016 Target
Debt securities (issued by non-U.S. government agencies)	9%	8%	12%	11%
Mutual funds	29%	24%	27%	26%
Insurance contracts	47%	52%	47%	51%
Investments in collective foundations	14%	13%	14%	12%
Cash	1%	3%	—%	—%

All assets are measured at the current fair value. The fair value of the Company's plan assets as of December 31, 2017 and 2016, for each class of assets, is as follows:

(Amounts in millions)	December 31, 2017	Fair Value Hierarchy
		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$15.5	$15.5	$—	$—
Mutual funds	52.3	—	52.3	—
Insurance contracts	84.4	—	—	84.4
Investments in collective foundations	25.2	—	—	25.2
Cash	1.1	1.1	—	—
Total plan assets	$178.5	$16.6	$52.3	$109.6

(Amounts in millions)	December 31, 2016	Fair Value Hierarchy
		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$13.4	$13.4	$—	$—
Mutual funds	43.3	—	43.3	—
Insurance contracts	92.7	—	—	92.7
Investments in collective foundations	22.3	—	—	22.3
Cash	5.3	5.3	—	—
Total plan assets	$177.0	$18.7	$43.3	$115.0

The presentation of pension plan assets at December 31, 2016 was modified from the previous year presentation. The effects of the changes in the disclosure are not considered material to the consolidated financial statements.

The reconciliation of the fair value of the plan assets measured using significant unobservable (Level 3) inputs for the years ended December 31, 2017 and 2016 was as follows:

(Amounts in millions)	2017	2016
Beginning balance	$115.0	$115.0
Actual (loss)/return on assets (1)	(9.4)	11.8
Contributions to assets	2.7	0.4
Benefit payments from assets	(9.0)	(5.3)
Transfers in (2)	—	9.3
Foreign exchange effects	10.3	(16.2)
Ending balance	$109.6	$115.0

(1) Actual loss on assets for the year ended December 31, 2017 was primarily driven by a revaluation of assets managed under insurance contracts as a result of updated census data.

(2) Amounts transferred in for the year ended December 31, 2016 reflect the accounting for employee benefit plans in Belgium as defined benefit plans for the first time subsequent to legislation changes in 2016 as previously discussed.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions, including payment of benefits incurred by unfunded plans and health and life insurance benefits, totaled $24.7 million in 2017 compared to $21.6 million in 2016. Contributions in 2018 are expected to be in line with the contributions made during 2017.

Expected future benefit payments from our pension and retirement health and life insurance benefit plans are shown in the table below:

(Amounts in millions)	2018	2019	2020	2021	2022	2023-2027
Domestic plans without subsidy	$0.9	$0.9	$0.9	$0.8	$0.8	$3.8
Foreign pension plans	$26.3	$26.7	$27.7	$28.0	$28.3	$151.9

The weighted average annual assumed rate of increase in the health care cost trend rate was 7.5% for 2016, 7.0% for 2017 and is assumed to remain stable at 7.0% in 2018 and then gradually decline to 4.75% by 2027. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.4	$(1.2)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$0.2	$(0.2)

NOTE 14. Debt

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of $440.0 million of senior unsecured notes (collectively, the Senior EUR Notes).

(Amounts in EUR millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced July 1, 2017. As of December 31, 2017, the outstanding debt balance, net of unamortized debt issuance costs, was $524.6 million.This debt balance included a revaluation loss of $33.9 million, net of taxes of $20.2 million, related to these notes that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 19 for further discussion.

The proceeds from the Senior EUR Notes were partially utilized to repay outstanding balances on our revolving credit facilities. The remaining proceeds are intended to fund our share repurchase program, finance acquisitions and meet general financing requirements.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2017.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain losses associated with swap breakage resulting from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior Notes

On June 25, 2015, the Company issued an aggregate amount of $500.0 million of senior unsecured note (collectively, the Senior Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity Date
Series A Notes	$150.0	2.83%	June 25, 2022
Series B Notes	200.0	3.08%	June 25, 2025
Series C Notes	150.0	3.18%	June 25, 2027
	$500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior Notes is payable semi-annually on January 1 and July 1 of each year, and commenced January 1, 2016. As of December 31, 2017, the outstanding debt balance, net of unamortized debt issuance costs, was $498.4 million.

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

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio and a consolidated EBITDA to consolidated net interest expense ratio of not more than three times at the end of fiscal quarter, always based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2017.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options) and amend the applicable margins on the original revolving credit facility. The 2015 Facility was subsequently extended two times by an additional one year to expire on September 30, 2022. As of December 31, 2017, this is our principal bank credit facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of December 31, 2017, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of December 31, 2017.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	December 31, 2017	December 31, 2016
2014 Facility	$82.5	$—
2015 Facility	303.6	—
	$386.1	$—

Incremental ability to borrow	$113.9	$500.0

This debt balance included a revaluation loss of $2.8 million, net of taxes of $0.9 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 19 for further discussion.

The outstanding borrowings under the 2014 Facility and 2015 Facility are classified as loans payables to banks, a current liability on the consolidated balance sheets as of December 31, 2017. The Company intends to repay the outstanding borrowings within the next year primarily through available cash balances. The carrying amounts of the facilities approximated fair value based upon level 2 inputs as of each of the periods presented above.

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all the covenants as of December 31, 2017.

Other Debt

As of December 31, 2017, the Company's various subsidiaries had borrowings from banks totaling $0.7 million, of which $0.3 million was classified as long-term debt. The remaining $0.4 million supports local working requirements. This is in comparison to $0.8 million as of December 31, 2016, of which $0.6 million was classified as long-term debt.

The following table summarizes maturities of long-term debt outstanding as of December 31, 2017.

(Amounts in millions)
2018	$—
2019	0.2
2020	0.1
2019	—
2022	150.0
Thereafter	875.9
Less: unamortized debt issuance fees	(2.9)
Total long-term debt	$1,023.3

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

The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Balance of warranty costs accrued, beginning of period	$49.3	$40.9	$45.2
Warranty costs accrued	32.5	48.9	24.4
Warranty claims settled	(36.0)	(38.1)	(24.3)
Foreign exchange translation effects	5.1	(2.4)	(4.4)
Balance of warranty costs accrued, end of period	$50.9	$49.3	$40.9
Current liability, included in current portion of warranties	29.5	32.2	23.1
Long-term liability, included in other liabilities	21.4	17.1	17.8

Warranty costs accrued	32.5	48.9	24.4
Less: received and anticipated recoveries from suppliers	(2.0)	(27.4)	—
Warranty costs net of received and anticipated recoveries	$30.5	$21.5	$24.4

In 2016, the Company initiated a recall and service campaign related to certain defects in  components from one of its suppliers. The defective parts impacted certain shipments to customers over a two month period. The cost of the warranty campaign was estimated to be $28.1 million, substantially all of which concluded in the second quarter of 2017. The Company does not anticipate any further costs related to this campaign and has collected most of these costs from its supplier.

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect as of December 31, 2017, are: $19.0 million in 2018; $16.2 million in 2019; $14.6 million in 2020; $12.0 million in 2021; $10.8 million in 2022 and $11.7 million thereafter, amounting to a total of $84.3 million. Rental expense for all operating leases was $18.2 million, $17.8 million and $17.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has uncollateralized bank guarantees totaling $41.5 million of which $30.2 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $8.3 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 11, the Company may receive guaranteed notes receivable in the form of bankers acceptance drafts from its customers in China as payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of December 31, 2017 and 2016, the Company had approximately $39.5 million and $24.3 million, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to products and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable and reasonably possible losses. A determination of the amount of liability to be recorded, if any, for these contingencies is made after careful analysis of each individual issue.

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to Trane's (formerly called American Standard) business for periods prior to WABCO's spin-off from Trane in 2007. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company. This includes one particular case for which a deposit of BRL 37.4 million ($11.7 million based on the effective exchange rate at time of payment) was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. The application to have the appeal of this case heard at the Brazilian Superior Court of Justice was rejected in the third quarter of

2017. While this decision has been appealed, a corresponding accrual of BRL 38.1 million including interest ($11.5 million based on December 31, 2017 exchange rates) has been recorded within other liabilities (non-current) based on management's assessment following advice of external legal counsel received with respect to the likelihood of loss in the case. We also accrued BRL 12.1 million ($3.7 million based on December 31, 2017 exchange rates) during the fourth quarter of 2017 for a claim related to value added taxes.

The estimated possible amount of the remaining contingency as of December 31, 2017 was $20.1 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 16. Income Taxes

Income before income taxes and the applicable provision for income taxes were :

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Income before income taxes:
Domestic	$227.3	$14.0	$62.9
Foreign	425.3	355.1	234.6
	$652.6	$369.1	$297.5
Provision/(benefit) for income taxes:
Current:
Domestic	$(9.8)	$1.5	$(22.0)
Domestic Transition Tax	196.4	—	—
Foreign	91.3	52.0	45.2
	$277.9	$53.5	$23.2
Deferred:
Domestic	$(30.0)	$(16.0)	$(3.0)
Foreign	(18.2)	84.3	(8.7)
	$(48.2)	$68.3	$(11.7)

Total provision	$229.7	$121.8	$11.5

The Company conducts business globally and, as a result, it files income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Belgium, Brazil, China, France, Germany, India, the Netherlands, Poland, the United Kingdom and the U.S. The Internal Revenue Service (IRS) has concluded its examination for all years prior to 2015. With no material exceptions, the Company is no longer subject to examinations by foreign tax authorities for years before 2008. During December 2017, the Company received an income tax assessment in India for the 2013 tax year of approximately $67 million related to a capital gain on an intercompany subsidiary transfer. The Company believes no tax is due under the relevant double tax treaty with India and is in the process of appealing the assessment.

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated, new taxes on earnings of foreign subsidiaries, a minimum tax on payments to foreign related parties and the modification or repeal of many business deductions and credits.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

One-Time Transition Tax

The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. During 2017, the Company recognized provisional income tax expense of $100.0 million. The provisional U.S. transition tax is comprised of the estimated transition tax payable with the Company's U.S. tax filings of $196.4 million offset by the reversal of previously recorded deferred tax liabilities on outside basis differences in foreign subsidiaries of $96.4 million. The Company anticipates that it will pay this tax over the eight-year installment period. The Company has recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.

Deferred Tax Effects

The Company has remeasured its deferred taxes as of December 31, 2017 to reflect the reduced rate of 21% that will apply in future periods when these deferred taxes are settled or realized. The Company recognized a deferred tax benefit of $32.4 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. Although the tax rate reduction is known, the Company has not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. As the Company completes its analysis of the Tax Act and incorporates additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, the Company may identify additional effects not reflected as of December 31, 2017.

Belgium Tax Reform

On December 25, 2017, Belgium enacted tax legislation including a reduction in the corporate tax rate, decreasing from 33.99% to 29.58% in 2018 and then to 25.00% beginning in 2020. During 2017, the Company recognized income tax expense of $13.8 million related to the legislation for the remeasurement of our net deferred tax assets in Belgium.

Reconciliation of Effective Income Tax Rate

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 35.0% in 2017, 2016 and 2015 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Tax provision at statutory rate	$228.3	$129.2	$104.1
State income taxes, net	8.9	0.2	1.1
Foreign earnings taxed at other than 35%	(21.6)	(28.5)	(22.6)
(Decrease)/increase in valuation allowance	(1.8)	(0.4)	5.4
Unremitted foreign earnings	—	(0.5)	(5.9)
Uncertain tax position for 2012-14 EPR/PID	—	69.3	—
Patent Income Deduction (PID)	(21.7)	(20.8)	(16.9)
High & New Technology Enterprise (HNTE) grant	(10.5)	(7.6)	(6.0)
Hybrid financing structure	(11.5)	(11.1)	(10.9)
Notional Interest Deduction (NID)	(1.7)	(2.9)	(4.0)
Change in other uncertain tax positions	0.6	(10.6)	(32.6)
Equity compensation	(2.4)	4.6	3.8
Belgium tax rate changes	13.8	—	—
US tax rate changes	(32.4)	—	—
Net US transition tax	100.0	—	—
Other, net	(18.3)	0.9	(4.0)
Total provision	$229.7	$121.8	$11.5

The effective income tax rates for 2017, 2016 and 2015 were 35.2%, 33.0% and 3.9%, respectively.

The Company has operations and a taxable presence in countries outside the United States and all of these countries have a tax rate that is different than the rate in the U.S. The countries in which the Company has a material presence and where the foreign earnings are taxed at a rate significantly other than 35% include Belgium, China, Germany, India, the Netherlands and Poland.

Deferred Tax Assets and Liabilities

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2017	2016
Deferred tax liabilities:
Basis difference in noncontrolling interest	$—	$9.0
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	22.0	14.1
Basis difference in subsidiaries	66.8	96.3
Intangibles	15.9	9.4
	$104.7	$128.8

Deferred tax assets:
Net operating losses and tax credits	$28.3	$33.5
Post-retirement and other employee benefits	143.3	117.6
Capitalized assets	50.2	42.1
Inventory	1.6	2.0
Warranties	3.0	2.0
Unrealized foreign exchange losses	13.2	—
Other	13.3	14.2
	$252.9	$211.4

Valuation allowances	(12.4)	(12.6)
Net deferred tax assets	$135.8	$70.0

Management has determined that $12.4 million of its deferred tax assets in certain jurisdictions will not be realized since evidence such as historical operating profits resulted in a lack of taxable earnings during the most recent three-year period ended December 31, 2017, the lack of projected earnings and an arbitration claim related to tax deductions taken in a previous year provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses.

As of December 31, 2016, the deferred tax liability for basis difference in subsidiaries included $86.6 million for earnings not permanently reinvested which has been reversed during 2017 as part of the provisional U.S. transition tax included in tax expense. As of December 31, 2017, a deferred tax liability of $91.4 million, reduced by $31.8 million for U.S. tax rate changes, has been recorded related to the remeasurement gain on the Meritor WABCO equity investment.

Tax Loss Carryforwards

As of December 31, 2017, the Company has $320.9 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $307.6 million of such NOLs have an unlimited life and the remainder of $13.3 million is available for periods of up to 20 years. The net operating loss carryforwards include $270.0 million for which unrecognized tax benefits have been recorded at December 31, 2017.

Unrecognized Tax Benefits

Unrecognized tax benefits as of December 31, 2017 amounted to $72.0 million of which $70.1 million has been offset against deferred tax assets as stated above. The Company is currently unable to estimate the timing of payment of the remaining unrecognized tax benefit of $1.9 million. Total accrued interest as of December 31, 2017, 2016 and 2015 was approximately $0.4 million, $0.8 million and $1.7 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (exclusive of interest):

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Beginning balance, January 1	$69.4	$14.6	$41.5
Additions for tax positions related to current year	1.7	66.7	5.1
Additions for tax positions related to prior years	4.2	—	—
Reductions for tax positions related to prior years	(3.4)	(1.1)	(27.3)
Cash settlements	(0.2)	—	(2.3)
Expirations of statute of limitations	(0.1)	(10.8)	(2.4)
Ending balance, December 31	$71.6	$69.4	$14.6

During 2017, the Company reduced its unrecognized tax benefit related to the Excess Profit Runling (EPR) / Patent Income Deduction (PID) clawback by $8.0 million as the result of Belgian tax rate changes; however, the unrecognized tax benefit increased by $9.0 million as the result of foreign currency translation. During 2016, the Company recorded an unrecognized tax benefit related to the EPR/PID clawback of $69.3 million net of $4.1 million of cumulative translation adjustments. Further, during 2016, the Company reversed unrecognized tax benefits due primarily to the expiration of the applicable statute of limitation of $11.9 million net of $0.6 million of cumulative translation adjustments. In 2015, the Company reversed $32.0 million of unrecognized benefits due mainly to the settlement of a U.S. tax audit.

As of December 31, 2017 and 2016, there were $71.6 million and $69.4 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

Non-U.S. income taxes are provided for the reversal of basis differences on investments in foreign subsidiaries not deemed to be indefinitely reinvested in the local countries. Non-U.S. income taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested of $261.3 million as of December 31, 2017 and approximately $1.1 billion as of December 31, 2016. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation related to how income basis differences would be repatriated.

NOTE 17. Related Party Transactions

Equity Method Investments

Transactions with equity method investees are considered to be related-party transactions. During the year ended December 31, 2017, the Company acquired its remaining interests in WABCO Automotive South Africa and Meritor WABCO Vehicle Control Systems, both of which were previously accounted for under the equity method. Transactions occurring between the Company and these entities prior to their acquisition dates are identified as related party transactions.

The equity method investments held by the Company and its respective ownership interests at December 31, 2017 include the following:

Entity	Description	Ownership %
WABCOWURTH Workshop Services GmbH (WABCOWURTH)	Supplier of a diagnostic systems	50%
Sino- American RH Sheppard Hubei Steering Systems LTD (Sheppard Hubei)	Provider of steering gear solutions in China	50%
China Source Engineered Components Trading Corporation Ltd (SSCS)	Wholesaler of machined parts	37.5%
Shanghai G7 WABCO IOT Technology Co Ltd (G7)	Developer of fleet management solutions	50%

WABCO received dividends from its equity method investees of $22.6 million, $29.8 million and $27.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the Company's sales and purchases with related parties:

	WABCO Sales to			WABCO Purchases from
(Amounts in millions)	2017	2016	2015	2017	2016	2015
WABCOWURTH	$0.2	$0.2	$0.2	$0.2	$0.3	$0.2
Sheppard Hubei	1.2	—	—	0.1	—	—
SSCS	—	—	—	0.5	—	—
G7	—	—	—	—	—	—
Meritor WABCO	156.8	167.6	228.7	$0.1	0.1	—
WABCO Automotive South Africa	4.7	3.6	4.8	—	—	—

The following table summarizes receivables and payables with related parties:

	WABCO Receivables from		WABCO Payables to
(Amounts in millions)	2017	2016	2017	2016
WABCOWURTH	$—	$—	$—	$—
Sheppard Hubei	1.6	—	—	—
SSCS	—	—	0.1	—
G7	—	—	—	—
Meritor WABCO	—	27.1	—	0.2
WABCO Automotive South Africa	—	1.0	—	—

Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures as of December 31, 2017. The first of these joint ventures is in Japan with Sanwa-Seiki where the joint venture distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

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

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture partners	2017	2016	2015	2017	2016	2015
Sanwa-Seiki	$—	$—	$—	$25.6	$22.8	$25.7
Cummins	83.4	75.7	88.7	—	0.1	—
FUWA	6.9	7.1	7.1	—	—	—

NOTE 18. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Our largest customer is Daimler, which accounted for 11% in 2017, and 10% in 2016 and 2015, respectively. Volvo, our next largest customer, accounted for 8% of our sales in 2017, in 2016 and 2015.

European sales for the years ended December 31, 2017, 2016 and 2015 accounted for 52%, 54% and 56% of total sales, respectively. Asian sales for the years ended December 31, 2017, 2016 and 2015 accounted for 26%, 24% and 22% of total sales, respectively. We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. The Company continues to be strengthened in Asia through an extensive network of suppliers, manufacturing sites and engineering hubs.

Geographic Data

	Year Ended December 31,
(Amounts in millions)	2017	2016	2015
Product Sales:
OEM	$2,511.8	$2,101.0	$1,949.8
Aftermarket	792.4	709.0	677.7
Total sales	$3,304.2	$2,810.0	$2,627.5

Sales - Geographic distribution (a):
United States	$579.6	$399.9	$437.1
Europe (countries below are included in this total)	1,705.3	1,509.2	1,464.3
Germany	676.3	618.9	588.3
France	93.5	83.6	83.9
Netherlands	115.2	108.8	96.1
Sweden	214.2	185.9	176.4
Other (countries below are included in this total)	1,019.3	900.9	726.1
Japan	115.4	107.7	93.9
China	411.9	290.4	233.9
Brazil	88.9	71.4	73.7
India	231.3	202.1	168.8
Total sales	$3,304.2	$2,810.0	$2,627.5

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2017	2016	2015
Long-lived Assets (b)
Geographic distribution:
United States	$715.3	$92.6	$46.2
Europe (countries below are included in this total)	706.1	623.6	660.2
Germany	315.2	262.0	268.9
Poland	153.6	126.0	130.0
Other (countries below are included in this total)	290.2	236.2	191.6
India	106.6	94.6	95.0
China	56.5	54.6	61.6
Total long-lived assets	$1,711.6	$952.4	$898.0

(b)	Amounts are presented on a net basis and exclude deferred tax assets and investments in unconsolidated joint ventures.

NOTE 19. Derivative Instruments and Hedging Activities

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

The Company operates in a number of countries worldwide and is exposed to fluctuations in foreign exchange rates, particularly the Euro and to a lesser extent the Chinese Yuan, Hong Kong Dollar, British Pound and the Brazilian Real. The Company has established a program using foreign currency contracts as economic hedges to manage exposures that typically arise from transactions designated in currencies other than the functional currency of our operations. The Company has not designated these foreign exchange contracts as hedging instruments and accordingly the fair value of these contracts at the end of each reporting period is recorded in the consolidated balance sheet with unrealized gains and losses recognized in other non-operating income (expense), net in our consolidated statements of operations.

The Company also uses foreign currency exchange contracts and non–derivative financial instruments to partially hedge its exposure to movements in foreign exchange rates when translating the financial statements for foreign subsidiaries into U.S. dollars. The Company's translation exposure is primarily the translation of Euro denominated foreign subsidiaries into the U.S. dollar. For instruments that are designated as hedges of net investments in foreign operations, changes in the fair value of the derivative instruments are recorded as foreign currency translation adjustment within other comprehensive income (loss) to offset the changes in the value of the net investments being hedged. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded as foreign currency translation within accumulated other comprehensive income (AOCI) are reclassified to earnings.

Net Investment Hedges

In the fourth quarter of 2017, the Company entered into forward contracts with an aggregate notional amount of €308.0 million and that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2017. Due to the the high degree of effectiveness between the hedging instrument and the exposure being hedged, a loss of $0.2 million, net of taxes of $0.1 million, related to these contracts has been recognized in cumulative translation adjustment within AOCI for the year ended December 31, 2017.

In December 2017, the Company borrowed an aggregate amount of €323.0 million as previously discussed in Note 14, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2017, there was no hedge ineffectiveness and a loss of $2.8 million, net of taxes of $0.9 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

During 2016 the Company entered into various forward contracts with an aggregate notional amounts of €440.0 million and that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. All of these contracts had matured as of December 31, 2016. Due to the the high degree of effectiveness between the hedging instrument and the exposure being hedged, a gain of $9.3 million, net of taxes of $5.8 million, related to these contracts has been recognized in cumulative translation adjustment within AOCI for the year ended December 31, 2017.

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million as previously discussed in Note 15, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2017, there was no hedge ineffectiveness and a loss of $33.9 million, net of taxes of $20.2 million, related to these notes has been recognized in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2017 and 2016, the Company had the following net outstanding notional amounts related to foreign currency forward contracts:

(Amount in millions)			As of December 31, 2017		As of December 31, 2016
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	550.0	84.2	495.0	64.2
US Dollar	USD	EUR	294.2	294.2	*	*
Hong Kong Dollar	HKD	EUR	250.0	32.0	294.5	34.6
Polish Zloty	PLN	EUR	64.0	18.3	*	*
British Pound	GBP	EUR	9.5	12.8	12.7	14.2
Brazilian Real	BRL	EUR	*	*	43.1	11.7

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of December 31, 2017 and 2016, respectively, the aggregate notional amount of forward contracts outstanding was €416.4 million ($497.7 million at December 31, 2017 exchange rates) and €146.9 million ($154.1 million at December 31, 2016 exchange rates) with an average duration of 1 month. The fair value of the derivatives amounts amounted to $2.0 million as of December 31, 2017 and was immaterial as of December 31, 2016.

For the years ended December 31, 2017 and 2016, the Company recognized net losses on its derivative instruments of $6.0 million and $1.6 million, respectively. When combined with the revaluation of assets and liabilities, these foreign exchange contracts resulted in a net non-operating gain of $1.9 million in 2017 and a net non-operating loss of $0.2 million in 2016.

NOTE 20. Business Combinations

Acquisition of WABCO Automotive South Africa

On December 1, 2017, the Company acquired the remaining 51% interest in its South African partnership with Sturrock and Robson Industries, Pty Ltd. for total consideration of $7.9 million, of which $7.4 million was paid in cash and $0.5 million related to non-cash consideration for payables from the partnership assumed in acquisition accounting. This acquisition allows WABCO to introduce its extended global product portfolio, including its recently acquired product lines, to the Sub-Saharan region and further improve the Company's proximity to customers in this region.

The acquisition of the remaining interests was accounted for as a step-acquisition, resulting in a net gain on remeasurement of equity method investment of $4.2 million. This included a $6.0 million gain related to the remeasurement of the Company's existing equity method investment to the acquisition date fair value of $7.1 million, offset by the release of foreign currency translation of $1.8 million associated with the equity method investment prior to the acquisition.

As part of the transaction, the consolidated interest in the South African partnership was integrated into the newly formed WABCO South Africa Pty Ltd. (WABCO South Africa).The post-acquisition revenue and net earnings of WABCO South Africa included in the Company's consolidated statements of operations are immaterial.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of December 31, 2017, pending valuation of the tangible and intangible assets. The following table summarizes the preliminary allocation of the purchase consideration:

(Amounts in millions)
Accounts receivable	$1.8
Inventory	1.4
Fixed assets	0.8
Total liabilities assumed	(1.1)
Identifiable net assets	$2.9
Goodwill	12.1
Total estimated fair value of net assets	$15.0
Less: fair value of equity method investment	(7.1)
Net purchase consideration	$7.9

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

Acquisition of Meritor WABCO Vehicle Control Systems (Meritor WABCO)

On October 1, 2017, the Company acquired the remaining interest in its Meritor WABCO joint venture from Meritor Inc. for $250.0 million, less cash acquired of $16.4 million, resulting in net cash consideration of $233.6 million. A final closing partnership distribution was received by Meritor immediately prior to acquisition, which effectively reduced their ownership interest from 50% to 49.26%. This acquisition of the remaining 49.26% interest in Meritor WABCO unifies the Company's operations in North America and allows customers to access an integrated WABCO product portfolio and benefit from an integrated supply chain.

In connection with the acquisition, the Company entered into a new ten-year distribution agreement with a Meritor affiliate to serve as the exclusive distributor for a certain range of WABCO’s Aftermarket products in the U.S. and Canada and its non-exclusive distributor in Mexico. The Company has the option to reacquire the distribution rights, and Meritor has the option to put these distribution rights to the Company, at certain points in the next three and half years for an exercise price between $225 million and $265 million, based on the earnings of the distribution business.

The acquisition of Meritor WABCO was accounted for as a step-acquisition, resulting in a gain on remeasurement of equity method investment of $243.5 million. The gain reflects the remeasurement of the Company's existing equity method investment to the acquisition date fair value of $258.0 million.

The post-acquisition revenue and net income of Meritor WABCO included in the Company's consolidated statements of operations amount to $79.1 million and $3.4 million, respectively.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of December 31, 2017, pending completion of the valuation of tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$16.4
Accounts receivable	38.6
Inventory	44.1
Other current assets	0.3
Property, plant & equipment	2.1
Intangible assets	165.2
Accounts payable assumed	(56.2)
Accrued liabilities assumed	(17.5)
Identifiable net assets acquired	$193.0
Goodwill	320.3
Total fair value of net assets	513.3
Less: fair value of equity method investment	$(258.0)
Less: elimination of unrealized profits on inventory	(5.3)
Net purchase consideration	$250.0

The intangible assets include amounts recognized for the fair value of trade name and customer-based assets. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 42 years. The goodwill generated is primarily attributable to expected synergies and its portion relating to the step-acquisition is deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses.The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

Acquisition of R.H. Sheppard Co., Inc.

On September 18, 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for cash consideration of $158.8 million, less cash acquired of $17.1 million, resulting in net cash paid of $141.7 million. Sheppard is a supplier of steering technologies, precision-engineered engine pumps and remanufacturing services for commercial vehicles.

The post-acquisition revenue and net income of Sheppard included in the Company's consolidated statements of operations amount to $40.6 million and $10.4 million, respectively and includes $9.9 million of income tax benefit recognized on the revaluation of deferred tax liabilities in connection with the Tax Act.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of December 31, 2017, pending completion of the valuation of tangible and intangible assets, in particular the valuation of real and personal property. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$17.1
Trade receivables	17.5
Inventory	24.7
Other current assets	1.1
Property, plant & equipment	49.0
Intangible assets	25.9
Other assets	4.8
Current liabilities assumed	(9.0)
Deferred tax liabilities	(25.8)
Identifiable net assets acquired	$105.3
Goodwill	53.5
Net purchase consideration	$158.8

The intangible assets essentially include amounts recognized for the fair value of trade name, customer-based and technology-related assets. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 15 years. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

The intangible assets include amounts recognized for the fair value of trade name, customer-based and technology-related assets. The fair values of the intangible assets were determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 11 years and are deductible for tax purposes. The goodwill generated is primarily attributable to expected synergies and is deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within other operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

Other Acquisitions

On February 1, 2016, the Company acquired assets from Trans-Safety LOCKS GmbH for $1.9 million.

NOTE 21. Quarterly Data (Unaudited)

	Year 2017
(Amounts in millions)	First	Second	Third	Fourth
Sales	$747.3	$795.0	$827.8	$934.1
Cost of sales	507.1	547.5	578.2	657.5
Gross profit	240.2	247.5	249.6	276.6
Income before income taxes	99.6	105.5	88.7	358.8
Income tax expense	15.3	14.0	14.4	186.1
Net income attributable to Company	$80.7	$87.2	$69.8	$168.3
Net income per common share
Basic	$1.49	$1.62	$1.30	$3.13
Diluted	$1.48	$1.61	$1.30	$3.12

	Year 2016
(Amounts in millions)	First	Second	Third	Fourth
Sales	$688.7	$732.2	$675.4	$713.7
Cost of sales	474.0	501.0	461.4	494.6
Gross profit	214.7	231.2	214.0	219.1
Income before income taxes	91.3	99.3	83.9	94.5
Income tax expense/(benefit)	101.1	20.4	(16.4)	16.7
Net (loss)/income attributable to Company	$(13.4)	$75.1	$98.1	$63.1
Net (loss)/income per common share
Basic	$(0.24)	$1.34	$1.77	$1.15
Diluted	$(0.24)	$1.33	$1.76	$1.15

The sum of each value line for the four quarters does not necessarily equal the amount reported for the full year because of rounding. The quarterly results for 2016 have been adjusted to reflect the adoption of ASU 2016–07. See Note 3 for additional information.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During 2017, the Company acquired WABCO South Africa, Meritor WABCO Vehicle Control Systems and R.H. Sheppard Co., Inc. as discussed in Note 20 of Notes to the Consolidated Financial Statements. Total assets as of December 31, 2017, total revenues and total net income for the year ended December 31, 2017 related to these acquired operations were $787.4 million, $120.3 million, and $13.8 million, respectively. As permitted by the SEC, we have elected to exclude WABCO South Africa, Meritor WABCO Vehicle Control Systems and R.H. Sheppard Co., Inc. from our assessment of internal control over financial reporting as of December 31, 2017. Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited WABCO Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, WABCO Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WABCO South Africa, Meritor WABCO Vehicle Control Systems and R.H. Sheppard Co. Inc. which are included in the 2017 consolidated financial statements of the Company and constituted $787.4 million of total assets as of December 31, 2017, $120.3 million of total revenues and $13.8 million of total net income for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WABCO South Africa, Meritor WABCO Vehicle Control Systems and R.H. Sheppard Co. Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in the Index at Item 15(a) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for opinion
The Company‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d’Entreprises SCCRL

Brussels, Belgium
February 16, 2018

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2017, 2016 and 2015
(Amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Expense	Deductions	Foreign Currency Translation Effects	Balance End of Period
2017:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	6,479	2,460	(445)	864	9,358
2016:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,895	1,591	(830)	(177)	6,479
2015:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,524	974	(159)	(444)	5,895

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

4.2	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

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

10.4
Amended and Restated WABCO Holdings Inc.2009 Omnibus Incentive Plan (previously filed as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 19, 2013 and herein incorporated by reference).**

10.5
Amendment No. 1 to the Amended and Restated WABCO Holdings Inc.2009 OmnibusIncentive Plan (previously filed as Exhibit 10.1 the Company's Form 10-Q (File No. 001-33332), filed on April 21, 2017 and herein incorporated by reference).**

10.6
Form of Indemnification Agreement for executive officers and members of the Board of Directors (previously filed as Exhibit 10.6 to the Company's Form 10-12B, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).**

10.7
Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.8
Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.9
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.10
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.11
Form of WABCO Holdings Inc 2009 Omnibus Incentive Plan Performance-Based Restricted Unit Grant Agreement (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on July 28, 2011 and herein incorporated by reference).**

10.12
Form of Director Deferred Stock Unit Award Agreement under the WABCO Holdings Inc 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33332), filed on July 26, 2013 and herein incorporated by reference).**

10.13
WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.14
Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on July 14, 2008 and herein incorporated by reference).**

10.15
Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.14 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.16
Amendment No. 3 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of January 1, 2012 (previously filed as Exhibit 10.17 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).**

10.17
Amendment No. 4 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of November 30, 2012 (previously filed as Exhibit 10.18 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

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

10.22
Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document) (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on May 7, 2009 and herein incorporated by reference).**

10.23
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

10.24
Management Agreement, effective as of January 1, 2012 between WABCO Europe SPRL/BVBA and Jacques Esculier (previously filed as Exhibit 10.31 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

10.25
Offer letter from the Company to Prashanth Mahendra-Rajah, dated March 20, 2014 (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on April 25, 2014 and herein incorporated by reference).**

10.26
Management Agreement effective January 1, 2012 between WABCO Europe SPRL/BVBA and Nick Rens (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on October 20, 2016 and herein incorporated by reference).**

10.27
Management Agreement effective July 1, 2014 between WABCO Europe SPRL/BVBA andNicolas Bardot (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on July 20, 2017 and herein incorporated by reference).**

10.28
Management Agreement effective January 1, 2012 between WABCO Europe SPRL/BVBAand Jorge Solis (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 20, 2017 and herein incorporated by reference).**

10.29	Management Agreement effective July, 1 2015 and Letter Agreement with Alexander De Bock effective October 1, 2017 between WABCO Europe SPRL/BVBA and Alexander De Bock

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

101
The following financial information from WABCO Holdings Inc.'s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on February 16, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 16, 2018
Jacques Esculier	(Principal Executive Officer)

/s/ Alexander De Bock	Interim Chief Financial Officer	February 16, 2018
Alexander De Bock

/s/ Sean Deason	Vice President Controller and Investor Relations	February 16, 2018
Sean Deason

*	Director	February 16, 2018
Jean-Paul L. Montupet

*	Director	February 16, 2018
G. Peter D'Aloia

*	Director	February 16, 2018
Dr. Juergen Gromer

*	Director	February 16, 2018
Mary Petrovich

*	Director	February 16, 2018
Henry R. Keizer

*	Director	February 16, 2018
Michael T. Smith

*	Director	February 16, 2018
Thomas Gross

*	Director	February 16, 2018
David N. ("Nick") Reilly

* Signed by Attorney-in-fact

/s/ Lisa J. Brown
Lisa J. Brown Attorney-in-fact