Form 10-Q
period 2018-03-31
WABCO Holdings Inc.
filed 2018-04-19
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 11, 2018	53,598,102

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2018	2017
Sales	$1,003.3	$747.3
Cost of sales	694.3	507.1
Gross profit	309.0	240.2
Operating expenses:
Selling and administrative expenses	113.5	91.9
Research, development and engineering expenses	50.7	38.8
Other operating (income)/expense, net	(2.2)	1.0
Operating income	147.0	108.5
Equity income of unconsolidated joint ventures, net	0.4	5.7
Other non-operating expense, net	(11.4)	(10.7)
Interest expense, net	(3.0)	(3.9)
Income before income taxes	133.0	99.6
Income tax expense	26.3	15.3
Net income including noncontrolling interests	106.7	84.3
Less: net income attributable to noncontrolling interests	6.0	3.6
Net income attributable to Company	$100.7	$80.7
Net income attributable to Company per common share
Basic	$1.87	$1.49
Diluted	$1.87	$1.48
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	53,740,732	54,299,058
Diluted	53,890,432	54,513,323

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in millions)	2018	2017
Net income including noncontrolling interests	$106.7	$84.3
Other comprehensive income:
Currency translation adjustments	23.7	36.5
Pension and post-retirement benefit plan adjustments, net	(3.2)	1.9
Total other comprehensive income	$20.5	$38.4
Comprehensive income	$127.2	$122.7
Less: comprehensive income attributable to noncontrolling interests	5.1	6.3
Comprehensive income attributable to Company	$122.1	$116.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,038.2	$1,141.5
Short-term investments	147.8	0.6
Accounts receivable, less allowance for doubtful accounts of $9.2 in 2018 and $9.4 in 2017	716.8	669.2
Inventories:
Finished products	162.6	149.2
Products in process	42.5	31.2
Raw materials	148.6	141.0
Income tax receivable	8.1	7.5
Guaranteed notes receivable	52.6	39.7
Investments in repurchase agreements	110.6	137.5
Other current assets	92.7	76.8
Total current assets	2,520.5	2,394.2
Property, plant and equipment, net	542.3	522.3
Goodwill	824.0	834.7
Deferred tax assets	224.4	211.1
Investments in unconsolidated joint ventures	7.8	6.5
Intangible assets, net	272.6	266.6
Other assets	80.2	88.0
TOTAL ASSETS	$4,471.8	$4,323.4
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$0.3	$386.5
Accounts payable	274.6	258.1
Accrued payroll	134.4	130.4
Current portion of warranties	32.1	29.5
VAT payable	20.8	18.2
Accrued expenses	84.3	81.6
Promotion and customer incentives	21.4	24.3
Accrued income tax	64.5	56.2
Other accrued liabilities	90.5	88.5
Total current liabilities	722.9	1,073.3
Long-term debt	1,405.4	1,023.3
Pension and post-retirement benefits	723.1	700.7
Deferred tax liabilities	79.9	75.3
Long-term income tax liabilities	169.5	166.8
Other liabilities	69.2	82.9
TOTAL LIABILITIES	3,170.0	3,122.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 78,997,751 in 2018; 78,937,828 in 2017; and shares outstanding: 53,596,522 in 2018; 53,735,486 in 2017	0.8	0.8
Capital surplus	883.2	883.2
Treasury stock, at cost: 25,401,229 shares in 2018; 25,202,342 shares in 2017	(1,890.3)	(1,861.3)
Retained earnings	2,667.8	2,563.2
Accumulated other comprehensive loss	(443.1)	(464.5)
Total shareholders’ equity	1,218.4	1,121.4
Noncontrolling interests	83.4	79.7
Total equity	1,301.8	1,201.1
TOTAL LIABILITIES AND EQUITY	$4,471.8	$4,323.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
Operating activities:
Net income including noncontrolling interests	$106.7	$84.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.4	19.4
Amortization of intangibles	7.0	5.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.2)	2.2
Non-cash stock compensation	4.4	3.5
Non-cash interest expense and debt issuance cost amortization	6.0	5.4
Deferred income tax benefit	(0.4)	(6.1)
Pension and post-retirement benefit expense	16.4	15.9
Foreign currency effects on changes in monetary assets/liabilities	8.5	(3.1)
Unrealized loss/(gain) on revaluation of foreign currency forward contracts	3.6	(0.5)
Other	0.3	(0.5)
Changes in assets and liabilities:
Accounts receivable, net	(33.1)	(52.7)
Inventories, net	(25.7)	(18.2)
Accounts payable	12.9	29.2
Other accrued liabilities and taxes	2.8	(14.3)
Other current and long-term assets	(23.6)	(5.5)
Other long-term liabilities	(13.3)	(4.7)
Pension and post-retirement benefit contributions	(6.7)	(5.2)
Net cash provided by operating activities	89.0	54.3
Investing activities:
Purchases of property, plant and equipment	(19.3)	(13.3)
Investments in capitalized software	(2.0)	(1.1)
Purchases of short-term investments and repurchase agreements	(174.6)	(209.7)
Sales and maturities of short-term investments and repurchase agreements	58.1	154.8
Acquisitions of businesses	(6.4)	—
Net cash used in investing activities	(144.2)	(69.3)
Financing activities:
Borrowings of long-term debt	368.5	0.3
Net repayments of short-term debt	(398.9)	—
Purchases of treasury stock	(30.7)	(59.7)
Taxes withheld and paid on employee stock award vestings	(4.6)	(4.2)
Dividends to noncontrolling interest holders	(1.2)	(1.8)
Proceeds from exercise of stock options	0.4	3.5
Net cash used in financing activities	(66.5)	(61.9)
Effect of exchange rate changes on cash and cash equivalents	18.4	15.4
Net decrease in cash and cash equivalents	(103.3)	(61.5)
Cash and cash equivalents at beginning of period	1,141.5	862.5
Cash and cash equivalents at end of period	$1,038.2	$801.0
Cash paid during the period for:
Interest	$10.9	$7.6
Income taxes	$15.8	$13.8
Non cash activity:
Change in capital expenditures included in accounts payable and other accrued liabilities	$0.2	$1.3
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively "WABCO," "Company," "we," or "our") engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension and transmission automation as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC), automated manual transmission systems, air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products primarily to two groups of customers around the world: original equipment manufacturers (OEMs) including truck and bus, trailer, car and off-highway, and commercial vehicle aftermarket distributors of replacement parts and services and commercial vehicle fleet operators for management solutions and services. We also provide remanufacturing services globally.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K.

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that WABCO has one reportable segment. All majority-owned subsidiaries of WABCO are included in the condensed consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the condensed consolidated balance sheets. Certain amounts in the condensed consolidated statement of cash flows for the three month period ended March 31, 2017 have been reclassified to conform to the current period presentation. Prior period amounts have been reclassified to present the foreign currency effects on changes in monetary assets and liabilities and the revaluation of foreign currency forward contracts as non-cash adjustments to reconcile net income to net cash provided by operating activities. In addition, amounts in the condensed consolidated statement of cash flows for the three month period ended March 31, 2017 have been reclassified to present purchases and sales of short–term investments and repurchase agreements on separate lines within net cash used in investing activities.

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. The accounting policy for revenue recognition was further updated to reflect the adoption of ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2018.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In May 2017, the FASB issued Accounting Standards Update 2017-09 (ASU 2017-09) Compensation-Stock Compensation, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 as of January 1, 2018. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. As previously disclosed in the Company’s 2017 Annual Report on Form 10-K, the provisions of ASU 2017-07 were adopted as of January 1, 2017 and changes were applied retrospectively in the Company's consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18 Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2016-18 as of January 1, 2018. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In October 2016, the FASB issued ASU 2016-16 Intra-entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-16 as of January 1, 2018, resulting in an adjustment of the deferred tax assets to retained earnings of $5.3 million.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 as of January 1, 2018. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. The Company adopted the provisions of ASU 2016-01 and ASU 2018-03 as of January 1, 2018 resulting in a cumulative effect adjustment to retained earnings of $0.1 million related to the unrealized gain on marketable equity securities. See Note 4 for further discussion.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which requires revenue to be recognized when a customer obtains control of promised goods and services at an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.
The Company adopted ASU 2014-09 and related amendments (collectively known as ASC 606) as of January 1, 2018 using the modified retrospective method. The vast majority of sales continue to be recognized at a point in time as customer contracts did not meet the criteria in ASC 606 for over time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. The complexity of certain contracts requires the Company to assess the criteria for over time revenue recognition by jurisdiction. The adoption of ASC 606 did not impact the Company’s accounting for reimbursements received from customers related to non-recurring product engineering activities. These activities will continue to be out-of-scope of ASC 606. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the three month period ended March 31, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

Pending Adoption of Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities, which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard is effective for fiscal periods beginning after December 15, 2019 and must be applied to any annual or interim goodwill impairment assessments after that date. Early adoption is permitted for interim and annual impairment testing after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases, which requires lessees to recognize most leases on the balance sheet. ASU 2016-02 is effective for the interim and annual periods in fiscal years beginning after December 15, 2018. The Company is still assessing the impact to its condensed consolidated financial statements and is in the process of gathering, documenting and analyzing lease agreements. A cross-functional implementation team supported by external consultants has been established which is evaluating the lease portfolio, system, process and policy change requirements.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the condensed consolidated financial statements.

NOTE 3.	Revenue from Contracts with Customers

The Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

Revenue is recognized when control over a product or service is transferred to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer and excludes any amounts collected on behalf of third parties. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. The Company enters into contracts that may include both products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

The Company generates revenue through serial production of parts in the OEM end-market and through the delivery of parts, spare parts and fleet management solutions (FMS) in the Aftermarket. OEM and Aftermarket contracts generally include Long Term Supply Agreements (LTSA) and Purchase Orders (PO) whereby the LTSA stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer.

Payments from customers are typically due within 60 days of invoicing. The Company does not have significant financing components or significant payment terms. In most jurisdictions where the Company operates, sales are subject to Value Added Tax (VAT). Sales are presented net of VAT in the condensed consolidated statements of operations. Amounts billed to customers for shipping and handling costs are included in sales. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

OEM

The sale of serial production parts to OEMs or independent distributors that do not require customization, such as most trailer parts or trailer production parts, are satisfied at a point in time as the parts are deemed to have alternative use to the Company. Revenue is recognized when the control of the parts transfers to the customer, which is based on shipping terms. The transaction price for these parts is equal to the contracted part price of each unit and represents the standalone selling price for the part and there is no expectation of material variable consideration in the transaction price. Management does not exercise significant judgment when accounting for the sale of serial production parts that are relatively homogeneous and produced to industry standards.

Certain serial production parts may require specific customization. The Company performs these customization services in order to obtain the LTSA. In some instances, the Company receives reimbursement for a portion of the pre-production cost incurred from the OEM. These reimbursements are not within the scope of ASC 606 and are accounted for under the guidance in ASC 340-10, Other Assets and Deferred Costs, and are offset against capitalized costs or research and development expenses depending on the terms of the contract. Revenue for serial production contracts requiring customization is generally recognized at a point in time, when the control of the parts transfers to the customer based on the shipping terms. If sales meet the overtime recognition criteria, the Company will recognize revenue as it produces the specified units, using an input method to measure progress towards completion for each outstanding PO at the end of the reporting period.

Most serial production contracts include provisions for volume discounts. In certain markets, the Company has historically provided customers with discounts not stated in the contract. These practices create a valid expectation for the customer to receive discounts on purchases. The Company considers these adjustments to the contract price as variable considerations, which it estimates based on the most likely amount approach. Variable consideration is not constrained. Revenue recognized is limited to the amount the Company expects to receive. Amounts billed but ultimately expected to be refunded to the customer are included within promotion and customer incentives on the condensed consolidated balance sheet. Management has exercised significant judgment as it relates to revenue recognition for serial parts production in such areas as scoping, contract identification, determining performance obligations, variable consideration, and the timing of revenue recognition.

Aftermarket

The Company generates revenue through the delivery of aftermarket parts and spare parts to OEMs and independent distributors, and the delivery of FMS to truck, driver, trailer and cargo management providers. Aftermarket parts production contracts have one type of performance obligation which is the delivery of aftermarket parts and spare parts. Aftermarket products are deemed to have alternative use since they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time and revenue is recognized when the control of the parts transfers to the customer which is based on shipping terms.

Aftermarket contracts may include variable consideration related to discounts, bonuses, and product returns. Variable consideration for aftermarket parts is not constrained. The Company grants its customers cash discounts and various performance bonuses and incentives. The customer usually has the right to return products to the Company in the event of defective products or excess quantity. The Company estimates the volume discounts based on the most likely amount. Amounts billed and ultimately expected to be refunded to the customer are included within customer and promotion incentives on the condensed consolidated balance sheets. The transaction price for each individual aftermarket part or spare part is identified on the aftermarket contract and represents the standalone selling price for the part.

FMS contracts generally include hardware and software and are bundled with a term-based service contract. The FMS revenue stream has multiple performance obligations that include products, services, or a combination of products and services. WABCO receives a fixed payment for the equipment and certain services and receives a variable payment for the Software-as-a-Service (SaaS) performance obligation based on the number of activated devices. Variable consideration is constrained until the amount of activated devices is known. WABCO allocates the total transaction price to the performance obligations based on the stand alone selling price (SSP) for each obligation. When the SSP does not exist, the Company estimates the SSP based on the adjusted market approach. Revenue is recognized when control of the goods or services transfers to the customer, at a point in time (based on shipping terms) for hardware and over time as the services are provided for the remaining performance obligations. Management has exercised significant judgment as it relates to the revenue recognition for fleet management services in such areas as determining performance obligations, variable consideration, allocation of transaction price and the timing of revenue recognition.

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended March 31,
(Amount in millions)	2018	2017
OEM (1)	$766.3	$570.1
Aftermarket	237.0	177.2
Total sales	$1,003.3	$747.3

(1)	Sales for the three-month period ended March 31, 2017 includes sales made to our Meritor WABCO joint venture which was subsequently acquired and consolidated in the fourth quarter of 2017.

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended March 31,
(Amount in millions)	2018	2017
United States	$211.1	$104.7
Europe	500.8	407.6
Other (1)	291.4	235.0
Total sales	$1,003.3	$747.3

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of March 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 was not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amount in millions)	2018	2017
Foreign currency translation adjustments :
Balance at beginning of period	$(177.6)	$(328.7)
Adjustment for the period	24.8	33.8
Balance at end of period (1)	(152.8)	(294.9)

Losses on intra-entity transactions:
Balance at beginning of period	(11.8)	(11.4)
Adjustment for the period (2)	(0.1)	—
Balance at end of period	(11.9)	(11.4)

Unrealized gains on investments:
Balance at beginning of period	0.1	0.2
Adjustment for the period (3)	(0.1)	—
Balance at end of period	—	0.2

Unrealized losses on hedges:
Balance at beginning of period	(0.8)	(1.0)
Adjustment for the period	—	—
Balance at end of period	(0.8)	(1.0)

Pension and post-retirement plans:
Balance at beginning of period	(274.4)	(236.4)
Other comprehensive loss before reclassifications	(7.8)	(3.7)
Amounts reclassified to earnings, net (4)	4.6	5.6
Balance at end of period	$(277.6)	$(234.5)

Accumulated other comprehensive loss at end of period	$(443.1)	$(541.6)

(1) Includes an accumulated loss of $50.1 million, net of taxes of $21.7 million, as of March 31, 2018 and an accumulated gain of $10.6 million, net of taxes of $6.6 million, as of March 31, 2017 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) As discussed in Note 2, the Company adopted ASU 2016–01 on January 1, 2018 resulting in a cumulative effect adjustment to retained earnings of $0.1 million related to unrealized gains on marketable investments included in accumulated other comprehensive income.

(4)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.9 million and $1.7 million for three month periods ended March 31, 2018 and 2017, respectively.

NOTE 5. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor.

These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2018 and 2017 were $78.9 million and $53.2 million, respectively. Expenses related to discounting these notes for the three months ended March 31, 2018 and March 31, 2017 amounted to $0.7 million and $0.4 million, respectively, and are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and equal their carrying amounts of $52.6 million and $39.7 million as of March 31, 2018 and December 31, 2017, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of March 31, 2018 or December 31, 2017.

NOTE 6. Net Income Attributable to Company per Share

Basic net income attributable to Company per share has been computed using the weighted average number of common shares outstanding. The average number of outstanding shares of common stock used in computing diluted net income attributable to Company per share includes weighted average incremental shares when the impact is not anti-dilutive. The weighted average incremental shares represent the net amount of shares the Company would issue upon the assumed exercise of in-the-money stock options and vesting of restricted stock units (RSUs) and deferred stock units (DSUs) after assuming that the Company would use the proceeds from the exercise of options to repurchase stock. The weighted average incremental shares also includes the net amount of shares issuable for performance stock units (PSUs) at the end of the reporting period, if any, based on the number of shares issuable if the end of the period were the end of the vesting period.

Anti-dilutive shares, if applicable, are excluded and represent those options, RSUs, DSUs and PSUs whose assumed proceeds were greater than the average price of the Company’s common stock.

	Three Months Ended March 31,
	2018	2017
Weighted average incremental shares included	149,700	214,265
Shares excluded due to anti-dilutive effect	—	29,118

NOTE 7. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	78,937,828	(25,202,342)	53,735,486	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	6,742	9,092	15,834	62,208	17,632	79,840
Shares issued upon vesting of RSUs	32,503	7,012	39,515	35,547	2,429	37,976
Shares issued upon vesting of PSUs	20,678	6,009	26,687	24,362	7,262	31,624
Shares purchased for treasury	—	(221,000)	(221,000)	—	(538,000)	(538,000)
Balance at end of period	78,997,751	(25,401,229)	53,596,522	78,823,390	(24,720,032)	54,103,358

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. As of March 31, 2018, the Company has reissued a total of 105,489 treasury shares related to certain employee vestings under its equity incentive program.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. As of March 31, 2018 the Company has purchased 1,254,000 shares for $150.6 million and has $449.4 million of availability remaining under this repurchase authorization.

NOTE 8. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of March 31, 2018, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

The Company also grants DSUs to its non-management directors as part of the equity portion of their annual retainer and are fully vested at grant. Each DSU provides the right to the issuance of a share of our common stock, within ten days after the earlier of the director’s death or disability, the 13-month anniversary of the grant date or the director’s separation from service. Each director may also elect within a month after the grant date to defer the receipt of shares for five or more years. No election can be made to accelerate the issuance of stock from a DSU.

Total stock-based compensation cost recognized during the three month periods ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2018	2017
Stock-based compensation	$4.4	$3.5

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	56,710	$140.80	69,012	$114.78
PSUs Granted	54,437	$140.71	69,012	$116.41
Total Awards	111,147		138,024

The RSUs granted during the periods presented above have vesting terms as follow:

	Three Months Ended March 31,
	2018	2017
Vest in equal annual installments over three years	54,619	69,012
Vest after three years	2,091	—
Total RSUs granted	56,710	69,012

NOTE 9. Debt

Schuldschein Loans

On March 22, 2018, the Company entered through a European subsidiary into a series of six individual senior unsecured loan agreements with an aggregate principal amount of €300.0 million (collectively, the Schuldschein Loans), as follows :

(Amounts in millions)	Face value	Coupon	Maturity date
Fixed rate term loan - Series A	€10.0	0.85%	March 31, 2021
Fixed rate term loan - Series B	60.0	1.15%	March 31, 2022
Fixed rate term loan - Series C	80.0	1.43%	March 31, 2023
Floating rate term loan - Series A	50.0	6-month EURIBOR plus 80 bps	March 31, 2021
Floating rate term loan - Series B	60.0	6-month EURIBOR plus 90 bps	March 31, 2022
Floating rate term loan - Series C	40.0	6-month EURIBOR plus 100 bps	March 31, 2023
	€300.0

The Company paid approximately €1.1 million of debt issuance costs in connection with the Schuldschein Loans, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest under the fixed rate tranches will be paid annually on March 31 of each year, commencing March 31, 2019. Interest under the floating rate tranches will be paid semi-annually on March 31 and September 30 of each year, commencing September 30, 2018.

As of March 31, 2018, the outstanding debt balance net of unamortized debt issuance costs was €298.9 million ($367.3 million at March 31, 2018 exchange rates). The proceeds from the Schuldschein Loans will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. We were in compliance with all of the covenants as of March 31, 2018.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of March 31, 2018, the outstanding debt balance net of unamortized debt issuance costs was €439.0 million ($539.4 million at March 31, 2018 exchange rates). This debt balance included a revaluation loss of $45.4 million, net of taxes of $23.4 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 14 for further discussion.

The proceeds from the Senior EUR Notes were utilized to repay outstanding balances on our revolving credit facilities, fund our share repurchase program, finance acquisitions and meet general financing requirements.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2018.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain potential losses associated with swap breakage resulting from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior USD Notes

On June 25, 2015, the Company issued an aggregate amount of $500.0 million of senior unsecured notes (collectively, the Senior USD Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series A Notes	$150.0	2.83%	June 25, 2022
Series B Notes	200.0	3.08%	June 25, 2025
Series C Notes	150.0	3.18%	June 25, 2027
	$500.0

The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior USD Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior USD Notes is payable semi-annually on January 1 and July 1 of each year. As of March 31, 2018, the outstanding debt balance net of unamortized debt issuance costs was $498.5 million.

The proceeds from the Senior USD Notes were utilized to repay outstanding balances on our revolving credit facilities, fund our share repurchase program, finance acquisitions and meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or part of the Senior USD Notes plus any accrued and unpaid interest to the date of prepayment and certain penalties as defined in the note purchase agreement (Note Purchase Agreement). The Company may also be required, subject to certain events and conditions, to make an offer to prepay all of the Senior USD Notes including any accrued and unpaid interest to the date of prepayment. Each holder has the option to accept or reject such offer to prepay.

The Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the Note Purchase Agreement. We were in compliance with all of the covenants as of March 31, 2018.

On April 19, 2018, the Company gave notice that it would prepay, in full, the entire outstanding principal amount of the Senior USD Notes. See Note 17 for further discussion.

Revolving Credit Facilities

On July 8, 2011, the Company entered into a $400 million multi-currency five-year senior unsecured revolving credit facility which was amended and restated on September 30, 2015 (the 2015 Facility, previously referred to as the 2011 Facility) to, among other things, extend the original expiry date (subject to two 1-year extension options which the Company has exercised) and amend the applicable margins on the original revolving credit facility. The 2015 Facility is scheduled to expire on September 30, 2022. As of March 31, 2018 this is our principal bank facility.

On December 17, 2014, the Company entered into a new $100 million multi-currency five-year senior unsecured revolving credit facility (the 2014 Facility) which will expire on December 17, 2019.

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million. Up to $30 million under the 2015 Facility may be used for issuing letters of credit, of which $30 million was unused as of March 31, 2018, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of March 31, 2018.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	As of March 31, 2018	As of December 31, 2017
2014 Facility	$—	$82.5
2015 Facility	—	303.6
	$—	$386.1

Incremental ability to borrow	$500.0	$113.9

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

The revolving credit facilities contain terms and provisions (including representations, covenants and conditions) customary for credit agreements of this type. Our primary financial covenant is a leverage test which requires net indebtedness not to exceed three times adjusted four quarter trailing EBITDA. Additional financial covenants include an interest coverage test and a maximum subsidiary indebtedness test. The interest coverage test requires three times interest expense not to exceed adjusted four quarter trailing EBITDA. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of WABCO's subsidiaries, excluding indebtedness under the facilities, to $500 million under both the 2014 Facility and the 2015 Facility, of which not more than $150 million may be secured. All cash, cash equivalents and short-term investments on the balance sheet can be deducted for net indebtedness purposes. In addition, expenses and payments related to any streamlining of WABCO’s operations are excluded when calculating the four quarter trailing adjusted EBITDA. Other covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, ERISA and U.S. regulations, limitations on liens, mergers and sales of assets and change of business. We were in compliance with all of the covenants as of March 31, 2018.

Other Debt

As of March 31, 2018, the Company's various subsidiaries had additional borrowings from banks totaling $0.5 million, of which $0.2 million was classified as long-term debt. The remaining $0.3 million supports local working capital requirements. This is in comparison to $0.7 million as of December 31, 2017 of which $0.3 million was classified as long-term debt.

The following table summarizes the maturities of long-term debt outstanding as of March 31, 2018.

(Amounts in millions)
2018	$—
2019	0.1
2020	0.1
2021	73.7
2022	297.5
Thereafter	1,038.1
Less: unamortized debt issuance fees	(4.1)
Total long-term debt	$1,405.4

NOTE 10. Warranties, Guarantees, Commitments and Contingencies
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
The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amount in millions)	2018	2017
Balance of warranty costs accrued, beginning of period	$50.9	$49.3
Warranty costs accrued	11.3	4.5
Warranty claims settled	(9.6)	(5.6)
Foreign exchange translation effects	1.2	0.7
Balance of warranty costs accrued, end of period	$53.8	$48.9
Current liability, included in current portion of warranties	$32.1	$31.5
Long-term liability, included in other liabilities	$21.7	$17.4

Warranty costs accrued	$11.3	$4.5
Less: received and anticipated recoveries from suppliers	(0.2)	(0.3)
Warranty costs net of received and anticipated recoveries	$11.1	$4.2

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $40.8 million, of which $30.0 million is related to statutorily-required guarantees for tax and other litigation, $2.2 million is related to letters of credit, and $8.6 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 5, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 31, 2018 and December 31, 2017, the Company had approximately $42.1 million and $39.5 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.1 million including interest ($11.5 million based on March 31, 2018 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of March 31, 2018.

The estimated total amount of other remaining contingencies as of March 31, 2018 was $20.4 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 11. Income Taxes

Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law. For interim income tax reporting we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. As of March 31, 2018, we have not completed our accounting for all the tax effects of the Tax Act and have made reasonable estimates during 2017. We will continue to refine our estimates as additional guidance and information is available. Our estimates could also be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense. Changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxed Income (GILTI) earned by foreign subsidiaries. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate of current year GILTI as a period cost and included as part of the estimated annual effective tax rate. The 2018 estimated annual effective tax rate also includes the 2018 impact of all other U.S. tax reform provisions that were effective on January 1, 2018.

The income tax expense was $26.3 million on pretax income of $133.0 million before adjusting for noncontrolling interest for the three months ended March 31, 2018, and $15.3 million on pretax income of $99.6 million before adjusting for noncontrolling interest for the three months ended March 31, 2017. The increase in income tax expense is primarily the result of higher pre-tax income, mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Unrecognized tax benefits at March 31, 2018 amounted to $76.2 million, of which $71.7 million have been offset against deferred tax assets. The remaining unrecognized tax benefits of $4.5 million were classified as a long-term liability. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company reduced the amount of tax assessed in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The final tax and interest assessment was for approximately $54.4 million. In addition, a penalty assessment was issued in March for approximately $33.0 million. The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company has appealed both the tax and penalty assessments during March 2018. Administrative procedures of the appeal may require the Company to make a tax deposit for a portion of the assessment during 2018; however the amount is not yet determinable.

NOTE 12. Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of March 31, 2018, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of March 31, 2018 related to the 2014/2015 Program was $62.8 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amounts in millions)	2018	2017
2014 / 2015 Program
Balance at beginning of period	$16.8	$27.8
Charges	(0.3)	(0.4)
Payments	(4.9)	(2.8)
Foreign exchange effects	0.4	0.5
Balance at end of period	$12.0	$25.1
Other Programs
Balance at beginning of period	$26.9	$23.4
Charges	—	0.3
Payments	(2.9)	(2.8)
Foreign exchange effects	0.8	0.5
Balance at end of period	$24.8	$21.4
Total streamlining liability	$36.8	$46.5

A balance of $18.6 million has been included in other liabilities (non-current) and $18.2 million has been included in other accrued liabilities (current) as of March 31, 2018.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended March 31,
	2018		2017
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$—	$—	$(3.4)	$0.2
Employee-related charges – selling and administrative	(0.4)	—	2.9	—
Other streamlining charges	0.1	—	0.1	0.1
Total program costs	$(0.3)	$—	$(0.4)	$0.3

For the three month period ended March 31, 2017, the streamlining costs incurred for Other Programs related to charges for headcount reductions.

NOTE 13. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$6.8	$0.2	$4.9	$0.2
Interest cost on the projected benefit obligation	4.2	0.1	3.4	0.1
Less: expected return on plan assets	(1.3)	—	(1.2)	—
Amortization of net loss	6.3	0.1	8.4	0.1
Pension and post-retirement benefit plan cost	$16.0	$0.4	$15.5	$0.4

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three month periods ended March 31, 2018 and 2017 were based on the rates determined as of the beginning of each of the fiscal years of 2.75% and 4.54%, respectively.

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2018, as well as payments of benefits incurred by unfunded plans, were in line with the expectations for 2018 and also in line with the contributions made during 2017.

Pension and post-retirement benefit plan cost is included in cost of sales, selling and administrative expenses and non-operating expenses on the condensed consolidated statements of operations.

NOTE 14. Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging, requires a company to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as a relationship hedge. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Net Investment Hedges

As of December 2017, the Company had an aggregate amount outstanding on the revolving credit facilities of €323.0 million (approximately $386.1 million at December 31, 2017 exchange rates), that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2018, the entirety of this outstanding balance has been repaid, and the Company recorded a loss of $11.0 million, net of taxes of $3.1 million, in cumulative translation adjustment within AOCI for the three month period ended March 31, 2018.

On November 15, 2016, the Company issued EUR Senior Notes for an aggregate amount of €440.0 million as previously discussed in Note 9, that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. For the three month periods ended March 31, 2018 and 2017, there was no hedge ineffectiveness and the Company recognized a loss of $11.5 million, net of taxes of $3.2 million, and a loss of $5.0 million, net of taxes of $3.1 million, respectively, related to these notes in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2018 and December 31, 2017, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of March 31, 2018		As of December 31, 2017
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	411.5	$65.4	550.0	$84.2
US Dollar	USD	EUR	305.3	305.3	294.2	294.2
Hong Kong Dollar	HKD	EUR	285.0	36.3	250.0	32.0
Polish Zloty	PLN	EUR	72.0	21.0	64.0	18.3
British Pound	GBP	EUR	11.6	16.3	9.5	12.8

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of March 31, 2018 and December 31, 2017, forward contracts for an aggregate notional amount of €370.6 million ($455.4 million at March 31, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on March 28, 2018 and December 29, 2017, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The combined net non-operating loss for the three months ended March 31, 2018 amounted to $0.2 million, whereas the Company recognized a gain of $0.6 million for the three months ended March 31, 2017.The fair value of these derivatives was $1.6 million at March 31, 2018 and $2.0 million at December 31, 2017.

NOTE 15. Business Combinations

Acquisition of WABCO Automotive South Africa

On December 1, 2017, the Company acquired the remaining 51% interest in its South African partnership with Sturrock and Robson Industries Pty Ltd. for total consideration of $7.9 million, of which $7.4 million was paid in cash and $0.5 million related to non-cash consideration for payables from the partnership assumed in acquisition accounting. This acquisition extends the Company's global product portfolio, including its recently acquired product lines, to the Sub-Saharan region and further improves the Company's proximity to customers in this region.

The acquisition of the remaining interests was accounted for as a step-acquisition, resulting in a net gain on remeasurement of equity method investment of $4.2 million. This included a $6.0 million gain related to the remeasurement of the Company's existing equity method investment to the acquisition date fair value of $7.1 million, offset by the release of foreign currency translation of $1.8 million associated with the equity method investment prior to the acquisition. As part of the transaction, the consolidated interest in the South African partnership was integrated into the newly formed WABCO South Africa Pty Ltd. (WABCO South Africa).

During the three month period ended March 31, 2018 , the Company made certain adjustments to the purchase price allocation, primarily to increase intangible assets for distribution rights and fixed assets by $7.3 million and $0.3 million, respectively, and recorded an offsetting decrease to goodwill. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date remains preliminary as of March 31, 2018, pending a final valuation of deferred taxes and intangibles assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Accounts receivable	$1.8
Inventory	1.4
Other current assets	0.3
Property, plant & equipment	1.1
Intangible assets	7.3
Total liabilities assumed	(1.4)
Identifiable net assets	$10.5
Goodwill	4.5
Total estimated fair value of net assets	$15.0
Less: fair value of equity method investment	(7.1)
Net purchase consideration	$7.9

The intangible assets include amounts recognized for the fair value of distribution rights. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 10 years. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

During the three month period ended March 31, 2018, adjustments to the purchase price allocation were not material. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date remains preliminary as of March 31, 2018, pending finalization of the valuation of tangible and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$16.4
Accounts receivable	38.6
Inventory	44.1
Other current assets	0.1
Property, plant & equipment	2.1
Intangible assets	165.2
Accounts payable assumed	(56.2)
Accrued liabilities assumed	(17.5)
Identifiable net assets acquired	$192.8
Goodwill	320.5
Total fair value of net assets	513.3
Less: fair value of equity method investment	$(258.0)
Less: elimination of unrealized profits on inventory	(5.3)
Net purchase consideration	$250.0

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

Acquisition of R.H. Sheppard Co., Inc.

On September 18, 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for cash consideration of $158.8 million, excluding cash acquired of $17.1 million, resulting in net cash paid of $141.7 million. During the three month period ended March 31, 2018, the purchase price was adjusted pursuant to the purchase agreement resulting in an additional cash payment of

$6.4 million and bringing total purchase consideration to $165.2 million. Sheppard is a supplier of steering technologies, precision-engineered engine pumps and remanufacturing services for commercial vehicles.

During the three month period ended March 31, 2018, in addition to the increase in the purchase price noted above, the Company made certain adjustments to the purchase price allocation to increase property, plant and equipment, intangible assets and current liabilities by $17.4 million, $1.8 million and $0.6 million, respectively, and recorded an offsetting decrease to goodwill. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of March 31, 2018, pending finalization of the valuation of tangible and intangible assets. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$17.1
Trade receivables	17.5
Inventories	24.7
Other current assets	1.1
Property, plant and equipment	66.4
Intangible assets	27.7
Other assets acquired	4.8
Deferred tax liabilities	(25.8)
Other liabilities assumed	(9.6)
Identifiable net assets acquired	$123.9
Goodwill	41.3
Net purchase consideration	$165.2

The intangible assets include amounts recognized for the fair value customer-based assets and developed technology. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 19 years. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

NOTE 16. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follow:

	March 31, 2018
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term investments(a)	$—	$147.8	$—		$147.8
Foreign currency derivative assets(b)	—	—	—		—
Foreign currency derivative liabilities(b)	—	1.5	—		1.5

	December 31, 2017
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term investments(a)	$—	$0.6	$—	9.0	$0.6
Foreign currency derivative assets(b)	—	2.0	—		2.0
Foreign currency derivative liabilities(b)	—	—	—		—

(a)
Short-term investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The fair value of short-term investments is determined based on pricing sources for identical instruments in less active markets. The amount of unrealized loss recognized in the condensed consolidated statement of operations for the three-month period ended March 31, 2018 related to short-term investments still held as of this date was immaterial.

(b)	Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs. The Company also had non-marketable equity securities that do not have readily determinable fair values, the carrying amount of which amounted to $30.9 million as of March 31, 2018 and December 31, 2017.

NOTE 17. Subsequent Events
On April 19, 2018, the Company gave notice that it would prepay, in full, the entire outstanding principal amount of the Senior USD Notes. The prepayment shall take place on Monday, April 30, 2018, and shall be $500.0 million plus all related accrued and unpaid interests together with the applicable make-whole amount, if any, on the principal amount of the Senior USD Notes outstanding. The Company also entered into a series of swap options to hedge its potential exposure on any make-whole amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

The market of truck and bus (T&B) production continued to be strong and to increase in almost all key markets.  We once again outperformed the T&B production market and our recent U.S. acquisitions contributed 9.6% to this growth. Our sales growth compared to one year ago was 34.3% on a reported basis and 22.9% excluding foreign currency translation effects. This top line growth of 22.9% excluding foreign currency translation effects translated into a 26.4% increase in our diluted earnings per share.

In March 2018, we entered into a series of six individual senior unsecured loan agreements with an aggregate principal amount of €300.0 million (collectively, the Schuldschein Loans). The Schuldschein loans have floating and fixed rate tranches with maturities of three, four and five years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes a reduction in the corporate tax rate to 21% from 35%, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated, new taxes on earnings of foreign subsidiaries including Global Intangible Low Taxed Income (GILTI), a minimum tax on payments to foreign related parties and the modification or repeal of many business deductions and credits. During 2017, the Company recognized provisional income tax expense of $67.6 million related to the Tax Act including $100.0 million for the one-time transition tax, partially offset by a $32.4 million benefit for the remeasurement of our U.S. net deferred tax liability. Our 2018 effective tax rate is not significantly impacted by provisions of the Tax Act which were effective beginning in 2018.  In particular, GILTI and other international provisions are not significant and the impact of the U.S. tax rate reduction is not significant due to low levels of U.S. taxable income not sheltered by credits.

The WABCO Operating System, during the first quarter of 2018, continued to enable fast and flexible responses to major market changes, delivering $25.5 million of materials and conversion productivity including a $9.1 million supplier-related productivity settlement, a continued solid performance for us. This was particularly important in an economic environment with increasing costs of raw materials and labor. Gross materials productivity delivered 6.4% of material savings, while inflation in raw material prices resulted in net materials productivity of 5.0%. Conversion productivity represented 7.8% for the first quarter of 2018.

Results of Operations
Approximately 79% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2018 compared with 2017 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

First Quarter Results of Operations for 2018 Compared with 2017

	Three Months Ended March 31,			Excluding foreign exchange translation *
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$1,003.3	$747.3	34.3%	$918.6	22.9%
Cost of sales	694.3	507.1	36.9%	640.4	26.3%
Gross profit	309.0	240.2	28.6%	278.2	15.8%

Operating expenses	162.0	131.7	23.0%	145.7	10.6%
Equity income of unconsolidated joint ventures	0.4	5.7	(93.0)%	0.4	(93.0)%
Income tax expense	26.3	15.3	71.9%	25.0	63.4%

*	Amounts translated using average exchange rates for the three month period ending March 31, 2017

Sales

Our sales for the first quarter of 2018 were $1,003.3 million, an increase of 34.3% (22.9% excluding foreign currency translation effects) from $747.3 million in 2017.

Total sales in Europe, our largest market, increased 22.9% (6.7% excluding foreign currency translation effects) for the first quarter of 2018. Our sales growth is driven by a 6.4% increase in production of new trucks and buses, penetration increase in AMT as well as further growth in off-highway. This was partially offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Total sales in North America increased 104.7% (102.3% excluding foreign currency translation effects) driven by a market growth of 22%, increased penetration of AMT and ESC in the market as well as the impact of our 2017 acquisitions which contributed 66.7%. Total sales in South America increased 39.1% (41.5% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 51% combined with increased content per truck, partially offset by a lower growth in other customer groups.

Total sales in Asia increased 17.8% (10.1% excluding foreign currency translation effects) compared to an estimated 11.3% increase in new vehicle production in the region. Total sales in China grew 10.2% (1.8% excluding foreign currency translation effects) which was primarily supported by a 11.9% growth in truck and bus production, partially offset by unfavorable vehicle mix and supply chain constraints. Total sales in India increased 35.5% (30.3% excluding foreign currency translation effects) due to the 20% increase in the production of new trucks and buses, the product launch of steering at a major customer as well as market share gains in other recently launched products. Total sales in Korea decreased 15.4% (22.4% excluding foreign currency translation effects), driven by a decrease in truck and bus production of 31.3%. Japan increased 12.3% (6.9% excluding foreign currency translation effects).

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 33.7% (21.9% excluding foreign currency translation effects) in the first quarter of 2018. The acquisitions of R.H. Sheppard and Meritor's interest in Meritor WABCO contributed 16.2%, and we achieved double digit growth in key regions.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 7.8% of production and conversion cost savings, as well as 6.4% of gross material savings including a $9.1 million supplier-related productivity settlement. Commodity inflation had a negative impact of 1.4%, bringing net materials productivity to 5.0% for the first quarter of 2018. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended March 31, 2017	$507.1	$240.2

Increase/(decrease) due to:
Sales price reductions	—	(15.4)
Sales price reductions as % of sales		(1.8)%
Volume, mix and absorption	88.3	26.8
Material productivity (1)	(16.5)	16.5
Conversion productivity	(9.0)	9.0
U.S. acquisitions	49.3	22.2
Labor inflation	4.1	(4.1)
Streamlining costs	3.0	(3.0)
Foreign exchange effects (2)	64.8	20.0
Other	3.2	(3.2)
Net increase	187.2	68.8

Cost of sales / gross profit for the three months ended March 31, 2018	$694.3	$309.0

(1) Includes a supplier-related productivity settlement of $9.1 million.
(2) Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended March 31, 2017	$131.7

Increase/(decrease) due to:
Labor inflation	3.8
Incremental costs from U.S. acquisitions (1)	11.9
Streamlining expenses	(3.2)
Foreign exchange translation	16.3
Employee related costs	0.9
Other (2)	0.6
Net increase	30.3

Operating expenses for the three months ended March 31, 2018	$162.0

(1) Includes costs incurred related to the R.H. Sheppard acquisition and the acquisition of Meritor's interest in Meritor WABCO for business and product integration, including engineering costs to develop and integrate active steering with WABCO products.

(2) Includes incremental costs related to the acquisition of our partner's interest in WABCO Automotive South Africa.

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $5.3 million to $0.4 million for the first quarter of 2018 as compared to $5.7 million for the first quarter of 2017, primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Income Taxes

The income tax expense for the first quarter of 2018 was $26.3 million on pre-tax income of $133.0 million before adjusting for noncontrolling interest, compared with an income tax expense of $15.3 million on pre-tax income of $99.6 million before adjusting for noncontrolling interest in the first quarter of 2017. The increase in income tax expense is primarily the result of higher pre-tax income, mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, the Schuldschein loans, revolving credit facilities and the use of operating leases.
Cash Flows for the Three Months Ended March 31, 2018

Operating activities - Net cash provided by operating activities was $89.0 million and $54.3 million for the first three months of 2018 and 2017, respectively. Cash flow from operating activities for the first three months of 2018 consisted primarily of net income including noncontrolling interests of $106.7 million, increased by $69.0 million for non-cash charges including depreciation, amortization, stock compensation, pension and post-retirement benefit expenses, foreign currency effects on changes in monetary assets/liabilities and unrealized loss/(gain) on revaluation of foreign currency forward contracts. This was partially offset by $86.7 million related to changes in operating assets and liabilities as well as pension contributions. Cash flow from operating activities for the first three months of 2017 consisted primarily of net income including noncontrolling interests of $84.3 million, increased by $41.4 million for non-cash charges including depreciation, amortization, stock compensation and pension and post-retirement benefit expenses. This was partially offset by $71.4 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $144.2 million in the first three months of 2018 compared to $69.3 million in the first three months of 2017. Aside from capital expenditures in tooling, equipment and software of $21.3 million and $14.4 million in 2018 and 2017, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	Three Months Ended March 31,
	2018			2017
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$—	$174.6	$174.6	$156.5	$53.2	$209.7
Sales and redemptions	30.5	27.6	58.1	154.8	—	154.8
Net cash received/(invested)	$30.5	$(147.0)	$(116.5)	$(1.7)	$(53.2)	$(54.9)

We also paid $6.4 million in 2018 as additional cash payment related to the 2017 acquisition of Sheppard, as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements.

Financing activities - Net cash used by financing activities amounted to $66.5 million for the first three months of 2018 compared to $61.9 million for the first three months of 2017. This use of cash is mainly related to the repayment of our revolving credit facilities during the first three months of 2018, partially offset by cash receipts from our new long term loans (the Schuldschein Loans). We also repurchased shares during the first three months of 2018 and 2017 for a total amount of $30.7 million and $59.7 million, respectively.
Schuldschein Loans

On March 22, 2018, the Company entered through a European subsidiary into a series of six individual senior unsecured loan agreements with an aggregate principal amount of €300.0 million, as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Fixed rate term loan - Series A	€10.0	0.85%	March 31, 2021
Fixed rate term loan - Series B	60.0	1.15%	March 31, 2022
Fixed rate term loan - Series C	80.0	1.43%	March 31, 2023
Floating rate term loan - Series A	50.0	6-month EURIBOR plus 80 bps	March 31, 2021
Floating rate term loan - Series B	60.0	6-month EURIBOR plus 90 bps	March 31, 2022
Floating rate term loan - Series C	40.0	6-month EURIBOR plus 100 bps	March 31, 2023
	€300.0

Senior Notes (EUR and USD)

On November 15, 2016, the Company issued €440.0 million in aggregate principal amount of senior unsecured notes, comprised of €190 million of 0.84% senior unsecured notes due 2023, €80 million of 1.20% senior unsecured notes due 2026 and €170 million of 1.36% senior unsecured notes due 2028. The Company paid $1.4 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017.

On June 25, 2015, the Company issued $500 million in aggregate principal amount of senior unsecured notes, comprised of $150 million of 2.83% senior unsecured notes due 2022, $200 million of 3.08% senior unsecured notes due 2025 and $150 million of 3.18% senior unsecured notes due 2027. The Company paid $2.1 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year and commenced on January 1, 2016.

The proceeds from the Senior Notes were utilized to repay outstanding balances on the revolving credit facilities, fund our share repurchase program, finance acquisitions and meet general financing requirements.
On April 19, 2018, the Company announced its intention to prepay, in full, the entire outstanding principal amount of the Senior USD Notes. The prepayment shall take place on Monday, April 30, 2018, and shall be $500.0 million plus all related accrued and unpaid interests together with the applicable make-whole amount, if any, on the principal amount of the Senior USD Notes outstanding.
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

Under the revolving credit facilities, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $500 million, which was fully unused as of March 31, 2018.

As of March 31, 2018, various subsidiaries also had borrowings from banks totaling $0.5 million, of which $0.2 million was classified as long-term debt. The remaining $0.3 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2018, forward contracts for an aggregate notional amount of €370.6 million ($455.4 million at March 31, 2018 exchange rates) were outstanding with an average duration of one month. These foreign exchange contracts have offset the revaluation of assets and liabilities and resulted in net non-operating loss of $0.2 million for the three months ended March 31,

2018. The majority of these exchange contracts were entered into on March 28, 2018. The fair value of these derivatives was $1.6 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively.

As of December 2017, the Company had an aggregate revolving credit facility usage of €323.0 million ($386.1 million at December 31, 2017 exchange rate) as previously discussed in Note 9, that were designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2018, the entirety of this outstanding balance has been repaid, and the Company recorded a loss of $11.0 million, net of taxes of $3.1 million in cumulative translation adjustment within AOCI for the three month period ended March 31, 2018.

On November 15, 2016, the Company issued EUR Senior Notes of an aggregate amount of €440.0 million (as previously discussed in Note 9), that were also designated as partial hedges of the foreign currency exposure of its investments in certain Euro-denominated wholly-owned subsidiaries. For the three month periods ended March 31, 2018 and 2017, there was no hedge ineffectiveness and the Company recognized a loss of $11.5 million, net of taxes of $3.2 million, and a loss of $5.0 million, net of taxes of $3.1 million, respectively, related to these notes in cumulative translation adjustment within AOCI.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2017 disclosed in the Annual Report on Form 10-K. Except for the Schuldschein Loans where the terms are described above and in Note 9 of Notes to the Condensed Consolidated Financial Statements, there have been no material changes to those obligations since December 31, 2017.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements.  Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2017 made in the Company’s Annual Report on Form 10-K.

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

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a resulting impact on our condensed consolidated financial statements, we developed new policies and trainings, and enhanced internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition.  These enhancements to our internal controls are not considered significant.

There have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 10 of Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. A summary of the repurchase activity for the first three months of 2018 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2017	1,033,000	$116.13	1,033,000	$480,041,067

January 1 - January 31	—	-	—	$480,041,067
February 1 - February 28	—	-	—	$480,041,067
March 1 - March 31	221,000	$138.74	221,000	$449,378,909
Total first quarter	221,000	-	221,000	$449,378,909

Total through March 31, 2018	1,254,000	$120.11	1,254,000	$449,378,909

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Management Agreement, effective June 1, 2018, between WABCO Europe SPRL/BVBA and Roberto Fioroni.
10.2	Long-Term Incentive Award Agreement, dated February 6, 2018, between WABCO Holdings, Inc. and Jacques Esculier.
10.3
Promissory Loan Agreement in the principal amount of €10 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

10.4
Promissory Loan Agreement in the principal amount of €40 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

10.5
Promissory Loan Agreement in the principal amount of €50 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

10.6
Promissory Loan Agreement in the principal amount of €60 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

10.7
Promissory Loan Agreement in the principal amount of €60 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

10.8
Promissory Loan Agreement in the principal amount of €80 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on March 28, 2018 and incorporated herein by reference).

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on April 19, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Vice President Controller and Investor Relations
(Principal Accounting Officer)
April 19, 2018