Form 10-Q
period 2018-06-30
WABCO Holdings Inc.
filed 2018-07-19
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 11, 2018	52,904,897

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2018	2017	2018	2017
Sales	$1,001.2	$795.0	$2,004.6	$1,542.3
Cost of sales	690.9	547.5	1,385.3	1,054.6
Gross profit	310.3	247.5	619.3	487.7
Operating expenses:
Selling and administrative expenses	119.0	99.2	232.5	191.1
Research, development and engineering expenses	47.5	39.1	98.2	77.9
Other operating (income)/expense, net	(2.7)	0.8	(4.9)	1.8
Operating income	146.5	108.4	293.5	216.9
Equity income of unconsolidated joint ventures, net	0.4	9.4	0.8	15.1
Other non-operating expense, net	(11.0)	(8.2)	(22.3)	(19.0)
Interest expense, net	(3.1)	(4.1)	(6.2)	(7.9)
Income before income taxes	132.8	105.5	265.8	205.1
Income tax expense	23.5	14.0	49.9	29.3
Net income including noncontrolling interests	109.3	91.5	215.9	175.8
Less: net income attributable to noncontrolling interests	4.9	4.3	10.9	7.9
Net income attributable to Company	$104.4	$87.2	$205.0	$167.9
Net income attributable to Company per common share
Basic	$1.96	$1.62	$3.83	$3.10
Diluted	$1.95	$1.61	$3.82	$3.09
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	53,335,218	53,966,710	53,536,855	54,131,785
Diluted	53,470,051	54,158,923	53,695,384	54,336,414

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in millions)	2018	2017	2018	2017
Net income including noncontrolling interests	$109.3	$91.5	$215.9	$175.8
Other comprehensive income:
Currency translation adjustments	(69.6)	61.6	(45.8)	98.1
Pension and post-retirement benefit plan adjustments, net	20.3	(11.9)	17.0	(10.0)
Unrealized gains on hedges, net	0.8	—	0.8	0.1
Total other comprehensive (loss)/income	(48.5)	49.7	(28.0)	88.2
Comprehensive income	60.8	141.2	187.9	264.0
Less: comprehensive income attributable to noncontrolling interests	1.1	4.5	6.2	10.8
Comprehensive income attributable to Company	$59.7	$136.7	$181.7	$253.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$654.9	$1,141.5
Short-term investments	138.1	0.6
Accounts receivable, less allowance for doubtful accounts of $9.5 in 2018 and $9.4 in 2017	688.0	669.2
Inventories, net	337.8	321.4
Income tax receivable	6.3	7.5
Guaranteed notes receivable	55.5	39.7
Investments in repurchase agreements	104.2	137.5
Other current assets	94.0	76.8
Total current assets	2,078.8	2,394.2
Property, plant and equipment, net	531.8	522.3
Goodwill	800.9	834.7
Deferred tax assets	212.1	211.1
Investments in unconsolidated joint ventures	9.2	6.5
Intangible assets, net	259.0	266.6
Other assets	79.2	88.0
TOTAL ASSETS	$3,971.0	$4,323.4
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$194.6	$386.5
Accounts payable	249.8	258.1
Accrued payroll	111.5	130.4
Current portion of warranties	33.4	29.5
VAT payable	20.4	18.2
Accrued expenses	71.5	81.6
Promotion and customer incentives	22.6	24.3
Accrued income tax	56.9	56.2
Other accrued liabilities	78.4	88.5
Total current liabilities	839.1	1,073.3
Long-term debt	854.9	1,023.3
Pension and post-retirement benefits	684.2	700.7
Deferred tax liabilities	78.1	75.3
Long-term income tax liabilities	160.4	166.8
Other liabilities	76.0	82.9
TOTAL LIABILITIES	2,692.7	3,122.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,008,706 in 2018; 78,937,828 in 2017; and shares outstanding: 52,903,158 in 2018; 53,735,486 in 2017	0.8	0.8
Capital surplus	889.9	883.2
Treasury stock, at cost: 26,105,548 shares in 2018; 25,202,342 shares in 2017	(1,979.2)	(1,861.3)
Retained earnings	2,772.0	2,563.2
Accumulated other comprehensive loss	(487.9)	(464.5)
Total shareholders’ equity	1,195.6	1,121.4
Noncontrolling interests	82.7	79.7
Total equity	1,278.3	1,201.1
TOTAL LIABILITIES AND EQUITY	$3,971.0	$4,323.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2018	2017
Operating activities:
Net income including noncontrolling interests	$215.9	$175.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.9	39.7
Amortization of intangibles	14.2	10.1
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.8)	(0.1)
Non-cash stock compensation	11.2	9.7
Non-cash interest expense and debt issuance cost amortization	9.1	10.8
Deferred income tax benefit	(2.6)	(9.5)
Pension and post-retirement benefit expense	32.1	29.3
Foreign currency effects on changes in monetary assets/liabilities	(0.3)	(8.2)
Unrealized loss on revaluation of foreign currency forward contracts	3.1	1.0
Loss on debt extinguishment	2.3	—
Other	1.2	—
Changes in assets and liabilities:
Accounts receivable, net	(39.6)	(84.2)
Inventories, net	(27.2)	(5.7)
Accounts payable	(3.2)	9.9
Other accrued liabilities and taxes	(35.8)	(16.9)
Other current and long-term assets	(35.5)	7.6
Other long-term liabilities	(11.9)	(15.7)
Pension and post-retirement benefit contributions	(13.9)	(11.1)
Net cash provided by operating activities	166.2	142.5
Investing activities:
Purchases of property, plant and equipment	(49.6)	(35.6)
Investments in capitalized software	(5.7)	(3.0)
Purchases of short-term investments and repurchase agreements	(269.8)	(282.0)
Sales and maturities of short-term investments and repurchase agreements	151.1	204.8
Investments in unconsolidated joint ventures	(2.2)	—
Acquisition of businesses	(8.6)	—
Net cash used by investing activities	(184.8)	(115.8)
Financing activities:
Borrowings of long-term debt	368.5	0.3
Repayments of long-term debt	(500.0)	—
Net repayments of short-term debt	(195.1)	—
Purchases of treasury stock	(119.9)	(120.0)
Taxes withheld and paid on employee stock award vestings	(4.7)	(4.2)
Dividends to noncontrolling interest holders	(3.0)	(3.5)
Proceeds from exercise of stock options	0.5	3.8
Net cash used by financing activities	(453.7)	(123.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13.8)	55.1
Net decrease in cash, cash equivalents and restricted cash	(486.1)	(41.8)
Cash, cash equivalents and restricted cash at beginning of period	1,141.5	862.5
Cash, cash equivalents and restricted cash at end of period	$655.4	$820.7

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$16.1	$7.6
Income taxes	$56.5	$31.9
Non cash activity:
Increase/(decrease) in capital expenditures included in accounts payable and other accrued liabilities	$9.0	$(0.8)

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$654.9	$820.7
Restricted cash, included in other assets	0.5	—
Cash, cash equivalents and restricted cash at end of period	$655.4	$820.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that WABCO has one reportable segment. All majority-owned subsidiaries of WABCO are included in the condensed consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the condensed consolidated balance sheets. Prior period amounts in the condensed consolidated statement of cash flows have been reclassified to present the foreign currency effects on changes in monetary assets and liabilities and the revaluation of foreign currency forward contracts as non-cash adjustments to reconcile net income to net cash provided by operating activities.

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its accounting policy for revenue recognition as of January 1, 2018 for the adoption of ASC 606, Revenue from Contracts with Customers. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2018.

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

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. As previously disclosed in the Company’s 2017 Annual Report on Form 10-K, the provisions of ASU 2017-07 were adopted as of January 1, 2017 and changes were applied retrospectively in the Company's condensed consolidated statements of operations.

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
The Company adopted ASU 2014-09 and related amendments (collectively known as ASC 606) as of January 1, 2018 using the modified retrospective method. The vast majority of sales continue to be recognized at a point in time as customer contracts did not meet the criteria in ASC 606 for over time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. The complexity of certain contracts requires the Company to assess the criteria for over time revenue recognition by jurisdiction. The adoption of ASC 606 did not impact the Company’s accounting for reimbursements received from customers related to non-recurring product engineering activities. These activities will continue to be out-of-scope of ASC 606. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the three and six month periods ended June 30, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

Pending Adoption of Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718), to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted but no earlier than a company's adoption of ASC 606. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities, which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year for fiscal. Early application is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard is effective for the Company beginning January 1, 2020 and will be applied to any annual or interim goodwill impairment assessment after that date. Early adoption is permitted for interim and annual impairment testing after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective retrospectively for the Company for the year ending December 31, 2019, with early adoption permitted. The Company anticipates that this standard will result in the recognition of operating leases as right-of-use assets and leasing liabilities on its condensed consolidated balance sheets, however it is still evaluating the impact the adoption will have on its condensed consolidated financial statements. The Company regularly enters into operating leases for which current guidance does not require recognition on the condensed consolidated balance sheets.

The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company will recognize the cumulative effect transition adjustment as of the effective date, and does not expect to provide any new lease disclosures for periods before the effective date. In connection with the adoption of ASU 2016-02, the Company has assembled a cross-functional team supported by external consultants to evaluate the lease portfolio, systems, processes and policy change requirements. A review of the lease population has commenced and the Company has selected a third-party software program to track and store its leases.

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

The Company generates revenue through serial production of parts in the OEM end-market and through the delivery of parts, spare parts and fleet management solutions (FMS) in the Aftermarket. Truck and bus contracts generally include Long Term Supply Agreements (LTSA) and Purchase Orders (PO) whereby the LTSA stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer.

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

Certain serial production parts may require specific customization. The Company performs these customization services in order to obtain the LTSA. In some instances, the Company receives reimbursement for a portion of the pre-production cost incurred from the OEM. These reimbursements are not within the scope of ASC 606 and are accounted for under the guidance in ASC 340-10, Other Assets and Deferred Costs, and are offset against capitalized costs or research and development expenses depending on the terms of the contract. Revenue for serial production contracts requiring customization is recognized at a point in time as most customized serial production parts have alternative use in that they may be sold in the aftermarket. Serial production contracts also generally do not provide for an enforceable right for full recovery under the LTSA that would be necessary for over time revenue recognition. Revenue for serial production contracts is recognized when the control of the parts transfers to the customer based on the shipping terms. If sales were to meet the overtime recognition criteria, the Company will recognize revenue as it produces the specified units, using a “cost-to-cost” method, which is an appropriate method under ASC 606-10-50-18 to measure progress towards completion of the performance obligation to deliver the parts to the customer. The Company believes that this method better reflects its efforts to satisfy its performance obligation as the cost incurred (resources consumed, labor hours expended, time elapsed and machine hours used) is proportionate to its progress in satisfying the performance obligation.

Most serial production contracts include provisions for volume discounts. In certain markets, the Company has historically provided customers with discounts not stated in the contract. These practices create a valid expectation for the customer to receive discounts on purchases. The Company considers these adjustments to the contract price as variable considerations, which it estimates based on the most likely amount approach. Volume discounts offered to serial production part customers provide for a limited number of outcomes and are typically binary in nature when determining the amount of the customer discount. Variable consideration is not constrained. Revenue recognized is limited to the amount the Company expects to receive. Amounts billed but ultimately expected to be refunded to the customer are included within promotion and customer incentives on the condensed consolidated balance sheet. Management has exercised significant judgment as it relates to revenue recognition for serial parts production in such areas as scoping, contract identification, determining performance obligations, variable consideration, and the timing of revenue recognition.

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

Aftermarket contracts may include variable consideration related to discounts, bonuses, and product returns. Variable consideration for aftermarket parts is not constrained. The Company grants its customers cash discounts and various performance bonuses and incentives. The customer usually has the right to return products to the Company in the event of defective products or excess quantity. The Company estimates the volume discounts based on the most likely amount. Discounts and incentives offered to aftermarket customers provide for a limited number of outcomes and are typically binary in nature when determining the amount of the customer discount. Amounts billed and ultimately expected to be refunded to the customer are included within customer and promotion incentives on the condensed consolidated balance sheets. The transaction price for each individual aftermarket part or spare part is identified on the aftermarket contract and represents the standalone selling price for the part.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2018	2017	2018	2017
OEM (1)	$768.4	$611.2	$1,534.8	$1,181.3
Aftermarket	232.8	183.8	469.8	361.0
Total sales	$1,001.2	$795.0	$2,004.6	$1,542.3

(1)	Sales for the three and six-month periods ended June 30, 2017 include sales made to our Meritor WABCO joint venture which was subsequently acquired and consolidated in the fourth quarter of 2017.

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2018	2017	2018	2017
United States	$219.6	$129.4	$425.6	$234.1
Europe	490.4	417.7	991.9	825.4
Other (1)	291.2	247.9	587.1	482.8
Total sales	$1,001.2	$795.0	$2,004.6	$1,542.3

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of June 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 was not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2018	2017	2018	2017
Foreign currency translation adjustments :
Balance at beginning of period	$(152.8)	$(294.9)	$(177.6)	$(328.7)
Adjustment for the period	(65.5)	61.7	(40.7)	95.5
Balance at end of period (1)	(218.3)	(233.2)	(218.3)	(233.2)

Losses on intra-entity transactions:
Balance at beginning of period	(11.9)	(11.4)	(11.8)	(11.4)
Adjustment for the period (2)	(0.3)	(0.3)	(0.4)	(0.3)
Balance at end of period	(12.2)	(11.7)	(12.2)	(11.7)

Unrealized gains on investments:
Balance at beginning of period	—	0.2	0.1	0.2
Adjustment for the period	—	—	(0.1)	—
Balance at end of period	—	0.2	—	0.2

Unrealized losses on hedges:
Balance at beginning of period	(0.8)	(1.0)	(0.8)	(1.0)
Adjustment for the period	—	0.1	—	0.1
Amounts reclassified to earnings, net (3)	0.8	—	0.8	—
Balance at end of period	—	(0.9)	—	(0.9)

Pension and post-retirement plans:
Balance at beginning of period	(277.6)	(234.5)	(274.4)	(236.4)
Other comprehensive loss before reclassifications	14.4	(16.3)	4.7	(18.3)
Amounts reclassified to earnings, net (4)	5.8	4.5	12.3	8.4
Balance at end of period	$(257.4)	$(246.3)	$(257.4)	$(246.3)

Accumulated other comprehensive loss at end of period	$(487.9)	$(491.9)	$(487.9)	$(491.9)

(1) Includes an accumulated loss of $18.5 million, net of taxes of $12.9 million as of June 30, 2018 and an accumulated loss of $10.1 million, net of taxes of $6.4 million, as of June 30, 2017 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3) The prepayment of the Senior USD Notes resulted in a reclassification of unrealized losses on hedges into other non-operating expense of $0.8 million, net of taxes of $0.3 million.

(4)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.7 million and $1.9 million for three month periods ended June 30, 2018 and 2017, respectively, and $3.6 million for both the six month periods ended June 30, 2018 and 2017.

NOTE 5. Inventory

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

(Amounts in millions)	As of June 30, 2018	As of December 31, 2017
Finished products	$212.5	$196.6
Products in process	50.5	42.5
Raw materials	97.1	102.3
Inventories, gross	360.1	341.4
Less: Inventory allowances	(22.3)	(20.0)
Inventories, net	$337.8	$321.4

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2018 and 2017 were $149.7 million and $125.8 million, respectively. For the three months ended June 30, 2018 and 2017, expenses related to discounting were $0.7 million, and $1.1 million, respectively. For the six months ended June 30, 2018 and 2017, expenses related to discounting were $1.3 million and $1.2 million, respectively. These charges are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $55.5 million and $39.7 million as of June 30, 2018 and December 31, 2017, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2018 or December 31, 2017.

NOTE 7. Net Income Attributable to Company per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average incremental shares included	134,833	192,213	158,529	204,629
Shares excluded due to anti-dilutive effect	54,649	—	—	—

NOTE 8. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	78,937,828	(25,202,342)	53,735,486	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	9,465	11,459	20,924	67,995	18,262	86,257
Shares issued upon vesting of RSUs	32,948	8,326	41,274	37,729	2,696	40,425
Shares issued for DSUs	7,833	—	7,833	5,924	—	5,924
Shares issued upon vesting of PSUs	20,632	6,009	26,641	24,525	7,175	31,700
Shares purchased for treasury	—	(929,000)	(929,000)	—	(1,033,000)	(1,033,000)
Balance at end of period	79,008,706	(26,105,548)	52,903,158	78,837,446	(25,214,222)	53,623,224

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. As of June 30, 2018, the Company has reissued a total of 109,170 treasury shares related to certain employee vestings under its equity incentive program.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. As of June 30, 2018 the Company has purchased 1,962,000 shares for $239.8 million and has $360.2 million of availability remaining under this repurchase authorization.

NOTE 9. Stock-Based Compensation

The Company records stock-based compensation based on the estimated fair value of the award at the grant date and is recognized as an expense in the condensed consolidated statements of operations over the requisite service period. The estimated fair value of the award is based on the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of June 30, 2018, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2018	2017	2018	2017
Stock-based compensation	$6.8	$6.2	$11.2	$9.7

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	62,113	$139.23	72,022	$114.88
PSUs Granted	54,544	$140.71	69,034	$116.41
DSUs Granted	7,208	$127.77	7,752	$118.75
Total Awards	123,865		148,808

The RSUs granted during the periods presented above have vesting terms as follow:

	Six Months Ended June 30,
	2018	2017
Vest in equal annual installments over three years	60,022	69,253
Vest after three years	2,091	2,769
Total RSUs granted	62,113	72,022

NOTE 10. Debt

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

As of June 30, 2018, the outstanding debt balance net of unamortized debt issuance costs was €298.9 million ($346.1 million at June 30, 2018 exchange rates). The proceeds from the Schuldschein Loans will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of June 30, 2018.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of June 30, 2018, the outstanding debt balance net of unamortized debt issuance costs was €439.0 million ($508.3 million at June 30, 2018 exchange rates). This debt balance included a revaluation loss of $21.1 million, net of taxes of $16.6 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 15 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of June 30, 2018.

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
	$500.0

The proceeds from the Senior Notes were used to repay loans outstanding loans under revolving credit facilities, fund share repurchases and acquisitions, refinance existing indebtedness and meet general financing requirements. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior USD Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability.

On April 30, 2018, the Company prepaid the outstanding principal amount of $500.0 million on the Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million that was included in other non-operating expenses in the condensed consolidated statement of operations.

Revolving Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million (the 2015 Facility) to $600 million (the 2018 Facility), with an option to increase up to additional $250.0 million. The 2018 Facility also extended the previously scheduled maturity date of September 30, 2022 for the 2015 Facility to June 28, 2023, subject to two one–year extension options. Concurrent with entering into the 2018 Facility, the Company also terminated the $100 million multi-currency five-year unsecured revolving credit facility (the 2014 Facility) that was due to expire on December 17, 2019.

On effective date of the 2018 Facility, the Company repaid the outstanding balance of €104.0 million and €52.0 million under the 2015 Facility and 2014 Facility, respectively, and borrowed €168.0 million under the 2018 Facility. These transactions were executed on a net basis, and the proceeds received amounted to €12.0 million. There were no additional borrowings under the 2018 Facility and the outstanding principal was €168.0 million at June 30, 2018 ($194.5 million at June 30, 2018 exchange rates).

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600 million. The proceeds from borrowings under the 2018 Facility will be made available to fund the share repurchase program, finance acquisitions, provide working capital and for other general corporate purposes. Up to $50 million under the 2018 Facility may be used for issuing letters of credit, which was fully unused as of June 30, 2018, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of June 30, 2018.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	As of June 30, 2018	As of December 31, 2017
2014 Facility	$—	$82.5
2015 Facility	—	303.6
2018 Facility	194.5	—
	$194.5	$386.1

Incremental ability to borrow	$405.5	$113.9

Interest on loans under the 2018 Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of June 30, 2018.

Other Debt

As of June 30, 2018, the Company's various subsidiaries had additional borrowings from banks totaling $0.6 million, of which $0.5 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements. This is in comparison to $0.7 million as of December 31, 2017 of which $0.3 million was classified as long-term debt.

The following table summarizes the maturities of long-term debt outstanding as of June 30, 2018.

(Amounts in millions)
2018	$—
2019	0.3
2020	0.2
2021	69.5
2022	138.9
Thereafter	648.4
Less: unamortized debt issuance fees	(2.4)
Total long-term debt	$854.9

NOTE 11. Warranties, Guarantees, Commitments and Contingencies
Warranties
Products sold by the Company are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable. Recoveries from suppliers are recognized when an arrangement with the supplier exists and collectibility is assured. Amounts recognized as recoveries do not exceed related warranty costs accrued. To the extent the Company experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates and the allocation of warranty between short and long term are updated based upon the most current warranty claims information available.
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2018	2017	2018	2017
Balance of warranty costs accrued, beginning of period	$53.8	$48.9	$50.9	$49.3
Warranty costs accrued	9.7	7.5	20.9	11.9
Warranty claims settled	(6.9)	(10.8)	(16.5)	(16.3)
Foreign exchange translation effects	(2.7)	2.4	(1.4)	3.1
Balance of warranty costs accrued, end of period	$53.9	$48.0	$53.9	$48.0
Current liability, included in current portion of warranties	$33.4	$29.1	$33.4	$29.1
Long-term liability, included in other liabilities	$20.5	$18.9	$20.5	$18.9

Warranty costs accrued	$9.7	$7.5	$20.9	$11.9
Less: received and anticipated recoveries from suppliers	(0.1)	(1.3)	(0.3)	(1.6)
Warranty costs net of received and anticipated recoveries	$9.6	$6.2	$20.6	$10.3

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $36.4 million, of which $25.9 million is related to statutorily-required guarantees for tax and other litigation, $2.2 million is related to letters of credit, and $8.3 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 6, the Company may receive bankers acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these bankers acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bankers acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 30, 2018 and December 31, 2017, the Company had approximately $39.3 million and $39.5 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Under an indemnification agreement, WABCO Brazil is responsible for certain claims related to Trane's (formerly called American Standard) business for periods prior to the Company's spin-off from Trane in 2007. In particular, there are tax claims pending in various stages of the Brazilian legal process related to income, social contribution and/or value added taxes for which a contingency exists and which may or may not ultimately be incurred by the Company.

As previously disclosed, this includes one particular case for which an accrual of BRL 38.6 million including interest ($10.0 million based on June 30, 2018 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of June 30, 2018.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of June 30, 2018 was $20.7 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings for certain foreign subsidiaries and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. As of June 30, 2018, we have not completed our accounting for all the tax effects of the Tax Act and have made reasonable estimates during 2017. We will continue to refine our estimates as additional guidance and information is available. Our estimates could also be affected as we gain a more thorough understanding of the Tax Act. These changes could be material to income tax expense. Changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete. As of June 30, 2018, the remaining transition tax payable based on our provisional estimate is $172.8 million.

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

The income tax expense was $23.5 million and $49.9 million on pretax income of $132.8 million and $265.8 million before adjusting for noncontrolling interest for the three and six months ended June 30, 2018, and $14.0 million and $29.3 million on pretax income of $105.5 million and $205.1 million before adjusting for noncontrolling interest for the three and six months ended June 30, 2017. The increase in income tax expense is primarily the result of higher pre-tax income, mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Unrecognized tax benefits at June 30, 2018 amounted to $71.2 million, of which $68.0 million have been offset against deferred tax assets. The remaining unrecognized tax benefits of $3.2 million were classified as a long-term liability. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($51.5 million at June 30, 2018 exchange rates). In addition, a penalty assessment was issued in March for INR 2.1 billion ($31.2 million at June 30, 2018 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 543.4 million, equivalent to $7.9 million at June 30, 2018 exchange rates) during the next twelve months. The assessed penalty has been held in abeyance pending the appeal. As of June 30, 2018, the Company has deposited installments totaling INR 100.0 million ($1.5 million at June 30, 2018 exchange rates).

NOTE 13. Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of June 30, 2018, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of June 30, 2018 related to the 2014/2015 Program was $63.2 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2018	2017	2018	2017
2014 / 2015 Program
Balance at beginning of period	$12.0	$25.1	$16.8	$27.8
Charges	0.6	0.6	0.3	0.2
Payments	(3.6)	(3.5)	(8.5)	(6.3)
Foreign exchange effects	(0.5)	1.6	(0.1)	2.1
Balance at end of period	$8.5	$23.8	$8.5	$23.8
Other Programs
Balance at beginning of period	$24.8	$21.4	$26.9	$23.4
Charges	—	0.9	—	1.2
Payments	(2.3)	(2.1)	(5.2)	(4.9)
Foreign exchange effects	(1.4)	1.5	(0.6)	2.0
Balance at end of period	$21.1	$21.7	$21.1	$21.7
Total streamlining liability	$29.6	$45.5	$29.6	$45.5

A balance of $16.9 million has been included in other liabilities (non-current) and $12.7 million has been included in other accrued liabilities (current) as of June 30, 2018.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended June 30,
	2018		2017
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(0.1)	$—	$1.5	$0.4
Employee-related charges – selling and administrative	0.6	—	(1.0)	0.2
Other streamlining charges	0.1	—	0.1	0.3
Total program costs	$0.6	$—	$0.6	$0.9

	Six Months Ended June 30,
	2018		2017
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$(0.1)	$—	$(1.9)	$0.6
Employee-related charges – selling and administrative	0.2	—	1.9	0.2
Other streamlining charges	0.2	—	0.2	0.4
Total program costs	$0.3	$—	$0.2	$1.2

For the three and six month periods ended June 30, 2017, the streamlining costs incurred for Other Programs related to charges for headcount reductions.

NOTE 14. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$6.3	$0.2	$5.0	$0.1
Interest cost on the projected benefit obligation	4.1	0.1	3.7	0.1
Less: expected return on plan assets	(1.3)	—	(1.3)	—
Amortization of net loss	6.2	0.1	5.6	0.2
Pension and post-retirement benefit plan cost	$15.3	$0.4	$13.0	$0.4

	Six Months Ended June 30,
	2018		2017
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$13.1	$0.4	$9.9	$0.3
Interest cost on the projected benefit obligation	8.3	0.2	7.0	0.2
Less: expected return on plan assets	(2.6)	—	(2.5)	—
Amortization of net loss	12.5	0.2	14.1	0.3
Pension and post-retirement benefit plan cost	$31.3	$0.8	$28.5	$0.8

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and six month periods ended June 30, 2018 and 2017 were based on the rates determined as of the beginning of each of the fiscal years of 2.75% and 4.54%, respectively.

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

NOTE 15. Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging, requires a company to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as a hedge for accounting purpose. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company recognizes all derivative financial instruments in the condensed consolidated balance sheet at fair value using Level 2 inputs and these are classified as “other current assets,” “other assets,” “other accrued liabilities” or “other liabilities” on the condensed consolidated balance sheets. The impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statement of operations as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2018 and December 31, 2017, the Company designated Euro-denominated loans of €608.0 million (approximately $703.9 million at June 30, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the three-month periods ended June 30, 2018 and 2017, the Company recorded a gain of $31.5 million, net of taxes of $8.9 million, and a loss of $20.8 million, net of taxes of $13.0 million, respectively, in cumulative translation adjustment within AOCI. For the six-month periods ended June 30, 2018 and 2017, the Company recorded a gain of $9.1 million, net of taxes of $2.5 million, and a loss of $25.7 million, net of taxes of $16.1 million, respectively, in cumulative translation adjustment within AOCI.
Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2018 and December 31, 2017, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of June 30, 2018		As of December 31, 2017
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	568.0	$85.7	550.0	$84.2
Hong Kong Dollar	HKD	EUR	285.0	36.3	250.0	32.0
Polish Zloty	PLN	EUR	100.5	26.7	64.0	18.3
British Pound	GBP	EUR	11.6	15.2	9.5	12.8
US Dollar	USD	EUR	*	*	294.2	294.2

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of June 30, 2018 and December 31, 2017, forward contracts for an aggregate notional amount of €152.5 million ($176.5 million at June 30, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on June 28, 2018 and December 29, 2017, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $0.9 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. The fair value of these derivatives was $1.2 million at June 30, 2018 and $2.0 million at December 31, 2017.

NOTE 16. Business Combinations

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date remains preliminary as of June 30, 2018, pending a final valuation of deferred taxes and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

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

Acquisition of Meritor WABCO Vehicle Control Systems (now known as WABCO USA)

On October 1, 2017, the Company acquired the remaining interest in its Meritor WABCO joint venture from Meritor Inc. for $250.0 million, less cash acquired of $16.4 million, resulting in net cash consideration of $233.6 million. A final closing partnership distribution was received by Meritor immediately prior to acquisition, which effectively reduced their ownership interest from 50% to 49.21%. This acquisition of the remaining 49.21% interest in Meritor WABCO unifies the Company's operations in North America and allows customers to access an integrated WABCO product portfolio and benefit from an integrated supply chain.

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

The acquisition of Meritor WABCO was accounted for as a step-acquisition. The equity investment held by the Company immediately prior to acquisition was remeasured to an acquisition-date fair value of $258.0 million based on the pro rata value of the new equity interest acquired given that prior to the final closing partnership distribution, both partners had equal proportions of equity interest in the prior joint venture with the same rights and preferences, and that the acquired equity interest was consummated on an arm’s length basis by knowledgeable, unrelated parties. This valuation was corroborated by applying an income approach that utilized discounted future estimated cash flows based on projections of revenues and expenses and our weighted-average cost of capital. The resulting gain on remeasurement of equity method investment amounted to $243.5 million.

During the three and six month periods ended June 30, 2018, adjustments to the purchase price allocation were not material. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date remains preliminary as of June 30, 2018, pending finalization of the valuation of intangible assets and certain liabilities. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$16.4
Accounts receivable	38.6
Inventory	43.5
Other current assets	0.3
Property, plant & equipment	2.1
Intangible assets	165.0
Accounts payable assumed	(56.2)
Accrued liabilities assumed	(17.4)
Identifiable net assets acquired	$192.3
Goodwill	321.0
Total fair value of net assets	513.3
Less: fair value of equity method investment	$(258.0)
Less: elimination of unrealized profits on inventory	(5.3)
Net purchase consideration	$250.0

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

Acquisition of R.H. Sheppard Co., Inc.

On September 18, 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for cash consideration of $158.8 million, excluding cash acquired of $17.1 million, resulting in net cash paid of $141.7 million. During the first quarter of 2018, the purchase price was adjusted under the purchase agreement for an additional cash payment of $6.4 million, bringing the total purchase price to $165.2 million. Sheppard is a supplier of steering technologies, precision-engineered engine pumps and remanufacturing services for commercial vehicles.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is provisional as of June 30, 2018, pending finalization of the valuation of certain liabilities. The following table summarizes the allocation of the net purchase consideration:

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

Other Acquisitions

On June 6, 2018, the Company acquired Asset Trackr Private Limited (Asset Trackr) for total purchase consideration of $2.9 million, primarily for goodwill and intangible assets. Of the total purchase consideration, $2.2 million has been paid and the remaining cash consideration is expected to be paid in the next 18 months, in accordance with the terms of the acquisition agreement. Asset Trackr is an India-based start-up company that helps commercial vehicle fleets track, analyze and optimize their transportation resources and assets in real time.

NOTE 17. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follow:

	As of June 30, 2018
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$176.6	$—		$176.6
Foreign currency derivative assets(b)		1.2			1.2

	As of December 31, 2017
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$83.0	$—	9.0	$83.0
Foreign currency derivative assets(b)	—	2.0	—		2.0

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds.The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized loss on short–term and other investments still held at the reporting date was immaterial for the three and six-month periods ended June 30, 2018.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs. The Company also had non-marketable equity securities that do not have readily determinable fair values, the carrying amount of which amounted to $30.9 million as of June 30, 2018 and December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

The market of truck and bus (T&B) production continued to be strong and to increase in almost all key markets. We once again outperformed the T&B production market and our recent U.S. acquisitions contributed 10.7% to this growth for the second quarter of 2018. Our sales growth compared to one year ago was 25.9% on a reported basis and 20.7% excluding foreign currency translation effects. This top line growth of 20.7% excluding foreign currency translation effects translated into a 21.1% increase in our diluted earnings per share.

The Company continued to update its financing structure to benefit from the attractive financing environment particularly in Europe. After entering into the Schuldschein Loans in the first quarter of 2018, the Company prepaid the outstanding principal amount of the $500.0 million Senior USD Notes on April 30, 2018. The Company also amended and extended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million to $600 million, and terminated its $100 million multi-currency five-year unsecured revolving credit facility which was due to expire in 2019. The $600 million revolving credit facility expires on June 28, 2023.

The WABCO Operating System, during the second quarter of 2018, continued to enable fast and flexible responses to major market changes, delivering $17.4 million of materials and conversion productivity, a continued solid performance for us. This was particularly important in an economic environment with increasing costs of raw materials and labor as well as increased costs in the supply chain due to capacity constraints. Gross materials productivity delivered 4.5% of material savings. Commodity inflation had a negative impact of 1.6%, bringing net materials productivity to 2.9% for the second quarter of 2018. Conversion productivity represented 8.2% for the second quarter of 2018.

Results of Operations
Approximately 78% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2018 compared with 2017 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

Second Quarter Results of Operations for 2018 Compared with 2017

	Three Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$1,001.2	$795.0	25.9%	$959.4	20.7%
Cost of sales	690.9	547.5	26.2%	665.1	21.5%
Gross profit	310.3	247.5	25.4%	294.3	18.9%

Operating expenses	163.8	139.1	17.8%	155.2	11.6%
Equity income of unconsolidated joint ventures	0.4	9.4	(95.7)%	0.4	(95.7)%
Income tax expense	23.5	14.0	67.9%	23.3	66.4%

*	Amounts translated using average exchange rates for the three month period ending June 30, 2017

Sales

Our sales for the second quarter of 2018 were $1,001.2 million, an increase of 25.9% (20.7% excluding foreign currency translation effects) from $795.0 million in 2017.

Total sales in Europe, our largest market, increased 17.4% (9.1% excluding foreign currency translation effects) for the second quarter of 2018. Our sales growth is driven by a 6.0% increase in production of new trucks and buses, penetration increase in AMT as well as further growth in off-highway. This was partially offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Total sales in North America increased 72.5% (70.5% excluding foreign currency translation effects) driven by a market growth of 10.4% and increased penetration of ESC in the market. Our acquisition of R.H. Sheppard and the full consolidation of our former joint venture also contributed 63.1%. Total sales in South America increased 12.3% (23.6% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 27.1% combined with increased content per truck, partially offset by a lower growth in other customer groups.

Total sales in Asia increased 22.5% (18.9% excluding foreign currency translation effects) compared to an estimated 13.1% increase in new vehicle production in the region. Total sales in China grew 10.7% (2.8% excluding foreign currency translation effects). The truck and bus production in China increase by 5.9%. Since the truck and bus production increase was primarily in the rigid trucks, the benefit for the Company's sales was limited. Total sales in India increased 69.5% (75.9% excluding foreign currency translation effects) due to the 72.5% increase in the production of new trucks and buses, the product launch of steering at a major customer as well as market share gains in other recently launched products. Total sales in Korea decreased 16.4% (20.9% excluding foreign currency translation effects) driven by a decrease in truck and bus production of 25.4%. Japan increased 10.5% (8.6% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 1.5%.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 26.6% (21.7% excluding foreign currency translation effects) in the second quarter of 2018. Our U.S. acquisitions in 2017 contributed 17.6%. We achieved double digit growth in key regions such as China, Eastern Europe and India, partially offset by market erosion in Middle East as well as headwinds from capacity constraints.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.2% of production and conversion cost savings, as well as 4.5% of gross material savings and 2.9% of net materials productivity for the second quarter of 2018. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended June 30, 2017	$547.5	$247.5

Increase/(decrease) due to:
Sales price reductions	—	(9.3)
Sales price reductions as % of sales		(1.1)%
Volume, mix and absorption	73.7	15.5
Material productivity	(7.8)	7.8
Conversion productivity	(9.6)	9.6
U.S. acquisitions	56.0	28.5
Labor inflation	4.1	(4.1)
Streamlining costs	(2.3)	2.3
Foreign exchange effects (1)	26.6	15.2
Other	2.7	(2.7)
Net increase	143.4	62.8

Cost of sales / gross profit for the three months ended June 30, 2018	$690.9	$310.3

(1) Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended June 30, 2017	$139.1

Increase/(decrease) due to:
Labor inflation	3.8
Incremental costs from U.S. acquisitions (1)	13.4
Foreign exchange translation	8.6
Other (2)	(1.1)
Net increase	24.7

Operating expenses for the three months ended June 30, 2018	$163.8

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

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $9.0 million to $0.4 million for the second quarter of 2018 as compared to $9.4 million for the second quarter of 2017, primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Income Taxes

The income tax expense for the second quarter of 2018 was $23.5 million on pre-tax income of $132.8 million before adjusting for noncontrolling interest, compared with an income tax expense of $14.0 million on pre-tax income of $105.5 million before adjusting for noncontrolling interest in the second quarter of 2017. The increase in income tax expense is primarily the result of higher pre-tax income, mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Year to Date Results of Operations for 2018 Compared with 2017

	Six Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$2,004.6	$1,542.3	30.0%	$1,878.0	21.8%
Cost of sales	1,385.3	1,054.6	31.4%	1,305.5	23.8%
Gross profit	619.3	487.7	27.0%	572.5	17.4%

Operating expenses	325.8	270.8	20.3%	301.3	11.3%
Equity income of unconsolidated joint ventures	0.8	15.1	(94.7)%	0.8	(94.7)%
Income tax expense	49.9	29.3	70.3%	48.3	64.8%

*	Amounts translated using average exchange rates for the six month period ending June 30, 2017

Sales

Our sales for the first six months of 2018 were $2,004.6 million, an increase of 30.0% (21.8% excluding foreign currency translation effects) from $1,542.3 million in 2017.

Total sales in Europe, our largest market, increased 20.2% (8.1% excluding foreign currency translation effects) for the first six months of 2018. Our sales growth is driven by a 6.5% increase in production of new trucks and buses, penetration increase in AMT as well as further growth in off-highway. This was partially offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Total sales in North America increased 84.8% (82.1% excluding foreign currency translation effects) driven by a market growth of 15.1%, increased penetration of AMT and ESC in the market. Our acquisition of R.H. Sheppard and the full consolidation of our former joint venture also contributed 64.7%. Total sales in South America increased 24.2% (31.3% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 39.0% combined with increased content per truck, partially offset by a lower growth in other customer groups.

Total sales in Asia increased 21.7% (16.1% excluding foreign currency translation effects) compared to an estimated 12.0% increase in new vehicle production in the region. Total sales in China grew 10.5% (2.3% excluding foreign currency translation effects) which was primarily supported by a 8.5% growth in truck and bus production, partially offset by unfavorable vehicle mix and supply chain constraints. Total sales in India increased 57.1% (56.7% excluding foreign currency translation effects) due to the 40.4% increase in the production of new trucks and buses, the product launch of steering at a major customer as well as market share gains in other recently launched products. Total sales in Korea decreased 15.9% (21.4% excluding foreign currency translation effects), driven by a decrease in truck and bus production of 28.3%. Japan increased 11.4% (7.7% excluding foreign currency translation effects) compared to a decrease in the truck and bus production of 1.8%.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 30.1% (21.8% excluding foreign currency translation effects) in the first six months of 2018. Our U.S. acquisitions in 2017 contributed 16.9% and we achieved double digit growth in key regions.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 8.0% of production and conversion cost savings, as well as 5.4% of gross material savings including a $9.1 million supplier-related productivity settlement. Commodity inflation had a negative impact of 1.5%, bringing net materials productivity to 3.9% for the first six months of 2018. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the six months ended June 30, 2017	$1,054.6	$487.7

Increase/(decrease) due to:
Sales price reductions	—	(24.6)
Sales price reductions as % of sales		(1.4)%
Volume, mix and absorption	162.0	42.2
Material productivity (1)	(24.4)	24.4
Conversion productivity	(18.6)	18.6
U.S. acquisitions	105.3	50.7
Labor inflation	8.2	(8.2)
Streamlining costs	0.7	(0.7)
Foreign exchange effects (2)	91.4	35.2
Other	6.0	(6.0)
Net increase	330.6	131.6

Cost of sales / gross profit for the six months ended June 30, 2018	$1,385.3	$619.3

(1) Includes a supplier-related productivity settlement of $9.1 million.
(2) Foreign exchange effects include both translational and transactional effects.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the six months ended June 30, 2017	$270.8

Increase/(decrease) due to:
Labor inflation	7.6
Incremental costs from U.S. acquisitions (1)	25.3
Foreign exchange translation	24.5
Other (2)	(2.4)
Net increase	55.0

Operating expenses for the six months ended June 30, 2018	$325.8

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

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $14.3 million to $0.8 million for the first six months of 2018 as compared to $15.1 million for the first six months of 2017, primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Income Taxes

The income tax expense for the first six months of 2018 was $49.9 million on pre-tax income of $265.8 million before adjusting for noncontrolling interest, compared with an income tax expense of $29.3 million on pre-tax income of $205.1 million before adjusting for noncontrolling interest for the first six months of 2017. The increase in income tax expense is primarily the result of higher pre-tax income, mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, the Schuldschein loans, revolving credit facilities and the use of operating leases.
Cash Flows for the Six Months Ended June 30, 2018

Operating activities - Net cash provided by operating activities was $166.2 million and $142.5 million for the first six months of 2018 and 2017, respectively. Cash flow from operating activities for the first six months of 2018 consisted primarily of net income including noncontrolling interests of $215.9 million, increased by $117.4 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, stock compensation, interest expense and debt issuance cost amortization and unrealized losses on revaluation of foreign currency forward contracts. This was partially offset by $167.1 million related to changes in operating assets and liabilities as well as pension contributions, including $23.5 million of payments made for the U.S. transition tax. Cash flow from operating activities for the first six months of 2017 consisted primarily of net income including noncontrolling interests of $175.8 million, increased by $82.8 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, stock compensation, interest expense and debt issuance cost amortization. This was partially offset by $116.1 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $184.8 million in the first six months of 2018 compared to $115.8 million in the first six months of 2017. Aside from capital expenditures in tooling, equipment and software of $55.3 million and $38.6 million in 2018 and 2017, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	Six Months Ended June 30,
	2018			2017
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$—	$269.8	$269.8	$206.4	$75.6	$282.0
Sales and redemptions	30.5	120.6	151.1	204.8	—	204.8
Net cash received/(invested)	$30.5	$(149.2)	$(118.7)	$(1.6)	$(75.6)	$(77.2)

We also paid $6.4 million in 2018 as additional cash payment related to the 2017 acquisition of R.H. Sheppard, as well as $2.2 million to acquire Asset Trackr, as discussed in Note 16 of Notes to Condensed Consolidated Financial Statements, and we invested $2.2 million in unconsolidated joint ventures.

Financing activities - Net cash used by financing activities amounted to $453.7 million for the six months ended June 30, 2018 compared to $123.6 million for the first six months of 2017. The cash used by financing activities for the six months ended June 30, 2018 primarily results from the $500.0 million prepayment of the Senior USD Notes and net repayments under the revolving credit facilities of $195.1 million, partially offset by proceeds received from the Schuldschein Loans of approximately

$368.5 million. We also repurchased shares during the six months ended June 30, 2018 and 2017 for a total amount of $119.9 million and $120.0 million, respectively.
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

On April 30, 2018, the Company prepaid the outstanding principal amount of the $500.0 million Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million that was included in other non-operating expenses in the condensed consolidated statement of operations.
Credit Facilities

Effective June 28, 2018, the Company amended its existing million multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million (the 2015 Facility) to $600 million (the 2018 Facility), with an option to increase up to additional $250.0 million. The 2018 Facility also extends the previous scheduled maturity date of September 30, 2022 for the 2015 Facility to June 28, 2023, subject to two one–year extension options.The Company also repaid the outstanding principal and interest under the 2015 Facility on the effective date of the 2018 Facility.

Concurrent with entering into the 2018 Facility, the Company also terminated the $100 million multi-currency five-year unsecured revolving credit facility (the 2014 Facility) that was due to expire on December 17, 2019.

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600 million, of which $405.5 million was available for borrowing at June 30, 2018.

As of June 30, 2018, various subsidiaries also had borrowings from banks totaling $0.6 million, of which $0.5 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements.

Derivative Instruments and Hedging Activities

The Company has designated borrowings under revolving credit facilities and Senior EUR Notes as partial hedges of the foreign currency exposure to its investment in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2018 and December 31, 2017, the Company designated Euro-denominated loans of €608.0 million (approximately $703.9 million at June 30, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the three-month periods ended June 30, 2018 and 2017, the Company recorded a gain of $31.5 million, net of taxes of $8.9 million, and a loss of $20.8 million, net of taxes of $13.0 million, respectively, in cumulative translation adjustment within AOCI. For the six-month periods ended June 30, 2018 and 2017, the Company recorded a gain of $9.1 million, net of taxes of $2.5 million, and a loss of $25.7 million, net of taxes of $16.1 million, respectively, in cumulative translation adjustment within AOCI.
Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges.
As of June 30, 2018 and December 31, 2017, forward contracts for an aggregate notional amount of €152.5 million ($176.5 million at June 30, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on June 28, 2018 and December 29, 2017, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $0.9 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. The fair value of these derivatives was $1.2 million at June 30, 2018 and $2.0 million at December 31, 2017
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2017 disclosed in the Annual Report on Form 10-K. Except for the Schuldschein Loans, the prepayment of the Senior USD Notes, and the modifications to the revolving credit facilities as described above and in Note 10 of Notes to the Condensed Consolidated Financial Statements, there have been no material changes to those obligations since December 31, 2017.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements.  Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2018.

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

There have been no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 11 of Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. A summary of the repurchase activity for the first six months of 2018 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2017	1,033,000	$116.13	1,033,000	$480,041,067

January 1 - January 31	—	-	—	$480,041,067
February 1 - February 28	—	-	—	$480,041,067
March 1 - March 31	221,000	$138.74	221,000	$449,378,909
Total first quarter	221,000	$138.74	221,000	$449,378,909

Total through March 31, 2018	1,254,000	$120.11	1,254,000	$449,378,909

April 1 - April 30	48,000	$130.30	48,000	$443,124,465
May 1 - May 31	354,000	$128.58	354,000	$397,607,849
June 1 - June 30	306,000	$122.26	306,000	$360,196,131
Total second quarter	708,000	$125.96	708,000	$360,196,131

Total through June 30, 2018	1,962,000	$122.22	1,962,000	$360,196,131

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
3.2	Amended and Restated By-Laws of WABCO Holdings Inc.
10.1
Amendment Agreement dated June 25, 2018 relating to a $600,000,000 Amended and Restated Facility Agreement for WABCO Holdings Inc. coordinated by Citigroup Global Markets Limited and arranged by Bank of America Merrill Lynch International Limited, BNP Paribas Fortis SA/NV, Citigroup Global Markets Limited, HSBC Bank plc, Brussels Branch, ING Belgium SA/NV, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.), and UniCredit Bank AG (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on June 26, 2018 and incorporated herein by reference).

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on July 19, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Vice President Controller and Investor Relations
(Principal Accounting Officer)
July 19, 2018