Form 10-Q
period 2018-09-30
WABCO Holdings Inc.
filed 2018-10-18
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Chaussée de la Hulpe 166 1170 Brussels, Belgium

1220 Pacific Drive Auburn Hills, MI	48326
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
October 10, 2018	52,169,232

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2018	2017	2018	2017
Sales	$914.8	$827.8	$2,919.4	$2,370.1
Cost of sales	639.7	578.2	2,025.0	1,632.9
Gross profit	275.1	249.6	894.4	737.2
Operating expenses:
Selling and administrative expenses	116.5	107.5	349.0	298.6
Research, development and engineering expenses	49.5	35.9	147.7	113.8
Other operating expense/(income), net	2.1	13.0	(2.8)	14.7
Operating income	107.0	93.2	400.5	310.1
Equity (loss)/income of unconsolidated joint ventures, net	(0.1)	8.1	0.7	23.2
Other non-operating expense, net	(12.9)	(8.9)	(35.3)	(27.8)
Interest expense, net	(0.7)	(3.7)	(6.8)	(11.6)
Income before income taxes	93.3	88.7	359.1	293.9
Income tax expense	13.5	14.4	63.3	43.7
Net income including noncontrolling interests	79.8	74.3	295.8	250.2
Less: net income attributable to noncontrolling interests	5.3	4.5	16.2	12.4
Net income attributable to Company	$74.5	$69.8	$279.6	$237.8
Net income attributable to Company per common share
Basic	$1.42	$1.30	$5.25	$4.41
Diluted	$1.41	$1.30	$5.24	$4.39
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	52,607,825	53,640,105	53,223,823	53,966,090
Diluted	52,773,998	53,866,533	53,403,774	54,187,499

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
Net income including noncontrolling interests	$79.8	$74.3	$295.8	$250.2
Other comprehensive income:
Currency translation adjustments	(34.4)	33.1	(80.2)	131.2
Pension and post-retirement benefit plan adjustments, net	2.6	0.1	19.6	(9.8)
Unrealized gains on hedges, net	—	—	0.8	0.1
Unrealized losses on investments, net	—	0.1	—	0.1
Total other comprehensive (loss)/income	(31.8)	33.3	(59.8)	121.6
Comprehensive income	48.0	107.6	236.0	371.8
Less: comprehensive income attributable to noncontrolling interests	1.7	3.7	7.9	14.5
Comprehensive income attributable to Company	$46.3	$103.9	$228.1	$357.3

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$832.2	$1,141.5
Short-term investments	139.4	0.6
Accounts receivable, less allowance for doubtful accounts of $10.1 in 2018 and $9.4 in 2017	652.0	669.2
Inventories, net	362.3	321.4
Income tax receivable	4.3	7.5
Guaranteed notes receivable	50.2	39.7
Investments in repurchase agreements	—	137.5
Other current assets	90.7	76.8
Total current assets	2,131.1	2,394.2
Property, plant and equipment, net	542.4	522.3
Goodwill	814.3	834.7
Deferred tax assets	213.3	211.1
Investments in unconsolidated joint ventures	9.5	6.5
Intangible assets, net	251.0	266.6
Other assets	76.6	88.0
TOTAL ASSETS	$4,038.2	$4,323.4
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$277.8	$386.5
Accounts payable	253.6	258.1
Accrued payroll	118.0	130.4
Current portion of warranties	29.9	29.5
VAT payable	19.8	18.2
Accrued expenses	80.7	81.6
Promotion and customer incentives	26.7	24.3
Accrued income tax	58.5	56.2
Other accrued liabilities	71.2	88.5
Total current liabilities	936.2	1,073.3
Long-term debt	861.7	1,023.3
Pension and post-retirement benefits	693.1	700.7
Deferred tax liabilities	70.7	75.3
Long-term income tax liabilities	151.5	166.8
Other liabilities	88.1	82.9
TOTAL LIABILITIES	2,801.3	3,122.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,013,366 in 2018; 78,937,828 in 2017; and shares outstanding: 52,167,328 in 2018; 53,735,486 in 2017	0.8	0.8
Capital surplus	893.7	883.2
Treasury stock, at cost: 26,846,038 shares in 2018; 25,202,342 shares in 2017	(2,069.4)	(1,861.3)
Retained earnings	2,846.3	2,563.2
Accumulated other comprehensive loss	(516.1)	(464.5)
Total shareholders’ equity	1,155.3	1,121.4
Noncontrolling interests	81.6	79.7
Total equity	1,236.9	1,201.1
TOTAL LIABILITIES AND EQUITY	$4,038.2	$4,323.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Operating activities:
Net income including noncontrolling interests	$295.8	$250.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73.1	60.7
Impairment of non-marketable equity securities	5.5	—
Amortization of intangibles	21.0	15.3
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.7)	0.5
Non-cash stock compensation	15.2	13.1
Non-cash interest expense and debt issuance cost amortization	10.9	16.5
Deferred income tax benefit	(5.6)	(17.1)
Pension and post-retirement benefit expense	47.5	43.4
Foreign currency effects on changes in monetary assets/liabilities	(4.4)	(10.6)
Unrealized loss on revaluation of foreign currency forward contracts	1.9	0.1
Loss on debt extinguishment	2.3	—
Other	0.4	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(10.3)	(117.9)
Inventories, net	(55.4)	(30.2)
Accounts payable	—	26.3
Other accrued liabilities and taxes	(25.7)	(13.2)
Other current and long-term assets	(38.8)	8.0
Other long-term liabilities	(12.8)	(1.7)
Pension and post-retirement benefit contributions	(19.4)	(16.7)
Net cash provided by operating activities	300.5	226.6
Investing activities:
Purchases of property, plant and equipment	(83.8)	(57.1)
Investments in capitalized software	(9.0)	(4.6)
Purchases of short-term investments and repurchase agreements	(388.7)	(402.8)
Sales and maturities of short-term investments and repurchase agreements	372.7	286.2
Investments in unconsolidated joint ventures and non-marketable securities	(3.1)	—
Acquisition of businesses	(8.6)	(141.7)
Net cash used by investing activities	(120.5)	(320.0)
Financing activities:
Borrowings of long-term debt	368.5	25.3
Repayments of long-term debt	(500.0)	(25.0)
Net (repayments)/borrowings of short-term debt	(114.3)	137.4
Purchases of treasury stock	(210.1)	(120.0)
Taxes withheld and paid on employee stock award vestings	(4.9)	(4.8)
Dividends to noncontrolling interest holders	(5.7)	(5.8)
Proceeds from exercise of stock options	0.5	4.5
Net cash (used)/provided by financing activities	(466.0)	11.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23.0)	72.5
Net decrease in cash, cash equivalents and restricted cash	(309.0)	(9.3)
Cash, cash equivalents and restricted cash at beginning of period	1,141.5	862.5
Cash, cash equivalents and restricted cash at end of period	$832.5	$853.2

	Nine Months Ended September 30,
(Amounts in millions)	2018	2017
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$19.8	$18.9
Income taxes	$82.9	$51.0
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$10.2	$2.2

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$832.2	$853.2
Restricted cash, included in other assets	0.3	—
Cash, cash equivalents and restricted cash at end of period	$832.5	$853.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively "WABCO," "Company," "we," or "our") engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension, steering, transmission automation, as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC) systems, brake controls, automated manual transmission systems (AMT), air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products primarily to two groups of customers around the world: original equipment manufacturers (OEMs) including truck and bus, trailer, car and off-highway, and commercial vehicle aftermarket distributors of replacement parts and services as well as commercial vehicle fleet operators for management solutions and services. We also provide remanufacturing services globally.

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

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its accounting policy for revenue recognition as of January 1, 2018 for the adoption of ASC 606, Revenue from Contracts with Customers. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2018.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the FASB issued Accounting Standards Update 2018-15 (ASU 2018-15) Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted, including adoption in any interim period. The Company adopted the guidance during the current quarter on a prospective basis. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.
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

The Company adopted ASU 2014-09 and related amendments (collectively known as ASC 606) as of January 1, 2018 using the modified retrospective method. The vast majority of sales continue to be recognized at a point in time as customer contracts did not meet the criteria in ASC 606 for over time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. The complexity of certain contracts requires the Company to assess the criteria for over time revenue recognition by jurisdiction. The adoption of ASC 606 did not impact the Company’s accounting for reimbursements received from customers related to non-recurring product engineering activities. These activities will continue to be out-of-scope of ASC 606. Overall, the adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and statement of cash flows for the three and nine month periods ended September 30, 2018. See Note 3 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.

Pending Adoption of Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The ASU requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.

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

In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective retrospectively for the Company for the year ending December 31, 2019, with early adoption permitted. The Company anticipates that this standard will result in the recognition of operating leases as right-of-use assets and leasing liabilities on its condensed consolidated balance sheets, however it is still evaluating the impact the adoption will have on its condensed consolidated financial statements. The Company regularly enters into operating leases for which current guidance does not require recognition on the condensed consolidated balance sheets. Further, the Company is assessing if there are any “embedded leases” in arrangements with its suppliers and customers that may result in right to use assets.

The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company will recognize the cumulative effect of the transition adjustment as of the effective date, and does not expect to provide any new lease disclosures for periods before the effective date. With respect to the practical expedients, the Company expects to elect the package of practical expedients and the practical expedient not to separate lease and non-lease components. The Company does not expect to apply the use of hindsight practical expedient. In connection with the adoption of ASU 2016-02, the Company has assembled a cross-functional team supported by external consultants to evaluate the lease portfolio, systems, processes and policy change requirements. A review of the lease population has commenced and the Company has selected a third-party software program to track, store and analyze its leases. The Company is in process of implementing the software program for its lease population.

We do not expect the pending adoption of other recently issued accounting standards to have an impact on the condensed consolidated financial statements.

NOTE 3.	Revenue from Contracts with Customers

The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of the date of adoption. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

Revenue under ASC 606 is recognized when control over a product or service is transferred to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer and excludes any amounts collected on behalf of third parties. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. The Company enters into contracts that may include both products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

Payments from customers are typically due within 60 days of invoicing but varies based on jurisdiction and local practices. The Company does not have significant financing components or payment terms greater than 12 months. In most jurisdictions where the Company operates, sales are subject to Value Added Tax (VAT). Sales are presented net of VAT in the condensed consolidated statements of operations. Amounts billed to customers for shipping and handling costs are included in sales. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

OEM

The sale of serial production parts to OEMs or independent distributors that do not require customization, such as most trailer parts or trailer production parts, are satisfied at a point in time as the parts are deemed to have an alternative use to the Company. Revenue is recognized when the control of the parts transfers to the customer, which is based on shipping terms. The transaction price for these parts is equal to the contracted part price of each unit and represents the standalone selling price for the part and there is no expectation of material variable consideration in the transaction price. Management does not exercise significant judgment when accounting for the sale of serial production parts that are relatively homogeneous and produced to industry standards.

Certain serial production parts may require specific customization. The Company performs these customization services in order to obtain the LTSA. In some instances, the Company receives reimbursement for a portion of the pre-production cost incurred from the OEM. These reimbursements are not within the scope of ASC 606 and are accounted for under the guidance in ASC 340-10, Other Assets and Deferred Costs, and are offset against capitalized costs or research and development expenses depending on the terms of the contract. Revenue for serial production contracts requiring customization is recognized at a point in time as most customized serial production parts have an alternative use in that they may be sold in the aftermarket. Serial production contracts also generally do not provide for an enforceable right for full recovery under the LTSA that would be necessary for over time revenue recognition. Revenue for serial production contracts is recognized when the control of the parts transfers to the customer based on the shipping terms. If sales were to meet the over time recognition criteria, the Company will recognize revenue as it produces the specified units, using a “cost-to-cost” method, which is an appropriate method under ASC 606-10-50-18 to measure progress towards completion of the performance obligation to deliver the parts to the customer. The Company believes that this method better reflects its efforts to satisfy its performance obligation as the cost incurred (resources consumed, labor hours expended, time elapsed and machine hours used) is proportionate to its progress in satisfying the performance obligation.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2018	2017	2018	2017
OEM (1)	$684.6	$629.3	$2,219.4	$1,810.6
Aftermarket	230.2	198.5	700.0	559.5
Total sales	$914.8	$827.8	$2,919.4	$2,370.1

(1)	Sales for the three and nine-month periods ended September 30, 2017 include sales to the Meritor WABCO joint venture, which was acquired in the fourth quarter of 2017, and consolidated from that date.

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2018	2017	2018	2017
United States	$223.6	$136.2	$652.2	$370.4
Europe	433.1	429.4	1,423.7	1,254.8
Other (1)	258.1	262.2	843.5	744.9
Total sales	$914.8	$827.8	$2,919.4	$2,370.1

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of September 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 was not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2018	2017	2018	2017
Foreign currency translation adjustments :
Balance at beginning of period	$(218.3)	$(233.2)	$(177.6)	$(328.7)
Adjustment for the period	(31.0)	33.8	(71.7)	129.3
Balance at end of period (1)	(249.3)	(199.4)	(249.3)	(199.4)

Losses on intra-entity transactions:
Balance at beginning of period	(12.2)	(11.7)	(11.8)	(11.4)
Adjustment for the period (2)	0.2	0.1	(0.2)	(0.2)
Balance at end of period	(12.0)	(11.6)	(12.0)	(11.6)

Unrealized gains on investments:
Balance at beginning of period	—	0.2	0.1	0.2
Adjustment for the period	—	0.1	(0.1)	0.1
Balance at end of period	—	0.3	—	0.3

Unrealized losses on hedges:
Balance at beginning of period	—	(0.9)	(0.8)	(1.0)
Adjustment for the period	—	—	—	0.1
Amounts reclassified to earnings, net (3)	—	—	0.8	—
Balance at end of period	—	(0.9)	—	(0.9)

Pension and post-retirement plans:
Balance at beginning of period	(257.4)	(246.3)	(274.4)	(236.4)
Other comprehensive loss before reclassifications	(1.8)	(4.5)	6.5	(22.8)
Amounts reclassified to earnings, net (4)	4.4	4.6	13.1	13.0
Balance at end of period	$(254.8)	$(246.2)	$(254.8)	$(246.2)

Accumulated other comprehensive loss at end of period	$(516.1)	$(457.8)	$(516.1)	$(457.8)

(1) Includes an accumulated loss of $23.2 million, net of taxes of $14.1 million as of September 30, 2018 and an accumulated loss of $19.5 million, net of taxes of $12.2 million, as of September 30, 2017 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment.

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

(4)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.8 million and $1.9 million for three month periods ended September 30, 2018 and 2017, respectively, and $5.4 million and $5.5 million for the nine month periods ended September 30, 2018 and 2017, respectively.

NOTE 5. Inventory

The components of inventories, which are carried on a last-in, first-out (LIFO) basis, are as follows:

(Amounts in millions)	As of September 30, 2018	As of December 31, 2017
Finished products	$190.1	$160.2
Products in process	44.1	32.4
Raw materials	150.7	148.7
Inventories, gross	384.9	341.3
Less: Inventory allowances	(22.6)	(19.9)
Inventories, net	$362.3	$321.4

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2018 and 2017 were $216.1 million and $182.7 million, respectively. For the three months ended September 30, 2018 and 2017, expenses related to discounting were $0.2 million, and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, expenses related to discounting were $1.8 million and $1.6 million, respectively. These charges are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $50.2 million and $39.7 million as of September 30, 2018 and December 31, 2017, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2018 or December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average incremental shares included	166,173	226,428	179,951	221,409
Shares excluded due to anti-dilutive effect	—	—	—	—

NOTE 8. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	78,937,828	(25,202,342)	53,735,486	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	10,795	11,459	22,254	76,248	27,171	103,419
Shares issued upon vesting of RSUs	19,198	8,326	27,524	42,939	3,921	46,860
Shares issued for DSUs	7,833	—	7,833	5,924	—	5,924
Shares issued upon vesting of PSUs	37,712	6,009	43,721	24,525	7,175	31,700
Shares purchased for treasury	—	(1,669,490)	(1,669,490)	—	(1,033,000)	(1,033,000)
Balance at end of period	79,013,366	(26,846,038)	52,167,328	78,850,909	(25,204,088)	53,646,821

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued, on a cumulative basis, a total of 109,170 treasury shares related to certain employee vestings under its equity incentive program as of September 30, 2018.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. As of September 30, 2018 the Company has purchased 2,702,490 shares for $330.0 million and has $270.0 million of remaining under this repurchase authorization.

NOTE 9. Stock-Based Compensation

The Company records stock-based compensation expense in the condensed consolidated statements of operations for stock options and RSUs based on the grant date fair value, determined by the closing market price of the Company’s common stock on the date of grant. RSUs vest in equal annual installments over three years. As of September 30, 2018, the stock option awards are fully vested.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of September 30, 2018, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2018	2017	2018	2017
Stock-based compensation	$3.9	$3.5	$15.2	$13.1

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	66,263	$138.05	72,022	$114.88
PSUs Granted	58,694	$140.64	69,034	$116.41
DSUs Granted	7,208	$127.77	7,752	$118.75
Total Awards	132,165		148,808

The RSUs granted during the periods presented above have vesting terms as follow:

	Nine Months Ended September 30,
	2018	2017
Vest in equal annual installments over three years	64,172	69,253
Vest after three years	2,091	2,769
Total RSUs granted	66,263	72,022

NOTE 10. Debt

Schuldschein Loans

On March 22, 2018 the Company, through a European subsidiary, entered into a series of six individual senior unsecured loan agreements with an aggregate principal amount of €300.0 million (collectively, the Schuldschein Loans), as follows :

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

As of September 30, 2018, the outstanding debt balance net of unamortized debt issuance costs was €299.0 million ($348.9 million at September 30, 2018 exchange rates). The proceeds from the Schuldschein Loans will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of September 30, 2018.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of September 30, 2018, the outstanding debt balance net of unamortized debt issuance costs was €439.0 million ($512.3 million at September 30, 2018 exchange rates). This debt balance included a revaluation loss of $24.2 million, net of taxes of $17.4 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 15 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of September 30, 2018.

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

On the effective date of the 2018 Facility, the Company repaid the outstanding balance of €104.0 million and €52.0 million under the 2015 Facility and 2014 Facility, respectively, and borrowed €168.0 million under the 2018 Facility. These transactions were executed on a net basis, and the proceeds received amounted to €12.0 million. There were additional borrowings under the 2018 Facility and the outstanding principal was €238.0 million at September 30, 2018 ($277.7 million at September 30, 2018 exchange rates).

Under the 2018 Facility, the Company may borrow, on a revolving basis, outstanding loans in an aggregate principal amount at any one time not in excess of $600 million. The proceeds from borrowings under the 2018 Facility will be made available to fund the share repurchase program, finance acquisitions, provide working capital and for other general corporate purposes. Up to $50 million under the 2018 Facility may be used for issuing letters of credit, which was fully unused as of September 30, 2018, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of September 30, 2018.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	As of September 30, 2018	As of December 31, 2017
2014 Facility	$—	$82.5
2015 Facility	—	303.6
2018 Facility	277.7	—
	$277.7	$386.1

Incremental ability to borrow	$322.3	$113.9

Interest on loans under the 2018 Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of September 30, 2018.

Other Debt

As of September 30, 2018, the Company's various subsidiaries had additional borrowings from banks totaling $0.6 million, of which $0.5 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements. This is in comparison to $0.7 million as of December 31, 2017 of which $0.3 million was classified as long-term debt.

The following table summarizes the maturities of long-term debt outstanding as of September 30, 2018.

(Amounts in millions)
2018	$—
2019	0.3
2020	0.2
2021	70.0
2022	140.0
Thereafter	653.5
Less: unamortized debt issuance fees	(2.3)
Total long-term debt	$861.7

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2018	2017	2018	2017
Balance of warranty costs accrued, beginning of period	$53.9	$48.0	$50.9	$49.3
Warranty costs accrued	5.1	7.9	25.9	19.8
Warranty claims settled	(8.4)	(7.2)	(24.7)	(23.5)
Foreign exchange translation effects	0.1	0.9	(1.4)	4.0
Balance of warranty costs accrued, end of period	$50.7	$49.6	$50.7	$49.6
Current liability, included in current portion of warranties	$29.9	$30.6	$29.9	$30.6
Long-term liability, included in other liabilities	$20.8	$19.0	$20.8	$19.0

Warranty costs accrued	$5.1	$7.9	$25.9	$19.8
Less: received and anticipated recoveries from suppliers	(0.2)	—	(0.5)	(1.6)
Warranty costs net of received and anticipated recoveries	$4.9	$7.9	$25.4	$18.2

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $36.4 million, of which $24.9 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $8.5 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 6, the Company may receive banker's acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 30, 2018 and December 31, 2017, the Company had approximately $35.5 million and $39.5 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.2 million including interest ($9.6 million based on September 30, 2018 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of September 30, 2018.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of September 30, 2018 was $20.8 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 12. Income Taxes

Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law. For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings for certain foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act. As of September 30, 2018, we have not completed our accounting for all the tax effects of the Tax Act. However, upon further analysis of certain aspects of the Tax Act and refinements to our calculations we decreased our provisional estimate of transition tax by $3.7 million. This decrease in the provisional estimate has been included as a discrete item in the interim period ending September 30, 2018. We will continue to refine our estimates as additional guidance and information is available and the U.S. federal tax filing, including transition tax, is completed. Our estimates could also be affected as we gain a more thorough understanding of the Tax Act and these changes could be material to income tax expense. Further changes to the provisional estimate of the tax effect of the Tax Act will be recorded as a discrete item in the interim period the amounts are considered complete. As of September 30, 2018, the remaining transition tax payable based on our provisional estimate is $166.2 million.

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

The income tax expense was $13.5 million and $63.3 million on pretax income of $93.3 million and $359.1 million before adjusting for noncontrolling interest for the three and nine months ended September 30, 2018, and $14.4 million and $43.7 million on pretax income of $88.7 million and $293.9 million before adjusting for noncontrolling interest for the three and nine-months ended September 30, 2017. The change in income tax expense for the three-months ended September 30, 2018 is primarily the result of higher pre-tax income, the mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant, reduced by discrete tax adjustments, including the $3.7 million benefit for change in provisional estimate of transition tax. The change in income tax expense for the nine-months ended September 30, 2018 is primarily the result of higher pre-tax income, the mix between tax jurisdictions, a 2017 non-recurring benefit for Belgian tax on unrepatriated earnings, and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Unrecognized tax benefits at September 30, 2018 amounted to $71.7 million, of which $68.4 million have been offset against deferred tax assets. The remaining unrecognized tax benefits of $3.3 million were classified as a long-term liability. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($48.8 million at September 30, 2018 exchange rates). In addition, a penalty assessment was issued in March for INR 2.1 billion ($29.6 million at September 30, 2018 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, equivalent to $7.3 million at September 30, 2018 exchange rates) during the next twelve months. The assessed penalty has been held in abeyance pending the appeal. As of September 30, 2018, the Company has deposited installments totaling INR 250.0 million ($3.4 million at September 30, 2018 exchange rates).

NOTE 13. Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of September 30, 2018, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of September 30, 2018 related to the 2014/2015 Program was $64.3 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2018	2017	2018	2017
2014 / 2015 Program
Balance at beginning of period	$8.5	$23.8	$16.8	$27.8
Charges	1.0	1.0	1.3	1.2
Payments	(2.6)	(5.4)	(11.1)	(11.7)
Foreign exchange effects	—	0.6	(0.1)	2.7
Balance at end of period	$6.9	$20.0	$6.9	$20.0
Other Programs
Balance at beginning of period	$21.1	$21.7	$26.9	$23.4
Charges	4.4	6.1	4.4	7.3
Payments	(5.4)	(2.5)	(10.6)	(7.4)
Foreign exchange effects	0.2	0.8	(0.4)	2.8
Balance at end of period	$20.3	$26.1	$20.3	$26.1
Total streamlining liability	$27.2	$46.1	$27.2	$46.1

A balance of $19.3 million has been included in other liabilities (non-current) and $7.9 million has been included in other accrued liabilities (current) as of September 30, 2018.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended September 30,
	2018		2017
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$0.1	$1.8	$0.3	$5.8
Employee-related charges – selling and administrative	0.5	2.1	0.3	0.3
Other streamlining charges	0.4	0.5	0.4	—
Total program costs	$1.0	$4.4	$1.0	$6.1

	Nine Months Ended September 30,
	2018		2017
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$—	$1.8	$(1.6)	$6.5
Employee-related charges – selling and administrative	0.7	2.1	2.2	0.4
Other streamlining charges	0.6	0.5	0.6	0.4
Total program costs	$1.3	$4.4	$1.2	$7.3

NOTE 14. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$6.3	$0.2	$5.4	$0.1
Interest cost on the projected benefit obligation	3.9	0.1	3.7	0.1
Less: expected return on plan assets	(1.2)	—	(1.3)	—
Amortization of net loss	6.0	0.1	6.0	0.1
Pension and post-retirement benefit plan cost	$15.0	$0.4	$13.8	$0.3

	Nine Months Ended September 30,
	2018		2017
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$19.4	$0.6	$15.3	$0.4
Interest cost on the projected benefit obligation	12.2	0.3	10.8	0.3
Less: expected return on plan assets	(3.8)	—	(3.8)	—
Amortization of net loss	18.5	0.3	20.0	0.4
Pension and post-retirement benefit plan cost	$46.3	$1.2	$42.3	$1.1

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and nine month periods ended September 30, 2018 and 2017 were based on the rates determined as of the beginning of each of the fiscal years of 2.86% and 2.75%, respectively.

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2018 and December 31, 2017, the Company designated Euro-denominated loans of €678.0 million (approximately $791.1 million at September 30, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the three-month periods ended September 30, 2018 and 2017, the Company recorded a loss of $4.7 million, net of taxes of $1.4 million, and a loss of $9.3 million, net of taxes of $5.8 million, respectively, in cumulative translation adjustment within AOCI. For the nine-month periods ended September 30, 2018 and 2017, the Company recorded a gain of $4.3 million, net of taxes of $1.2 million, and a loss of $35.1 million, net of taxes of $22.0 million, respectively, in cumulative translation adjustment within AOCI.
Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2018 and December 31, 2017, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of September 30, 2018		As of December 31, 2017
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	563.0	$81.7	550.0	$84.2
Hong Kong Dollar	HKD	EUR	285.0	36.5	250.0	32.0
Polish Zloty	PLN	EUR	100.0	27.3	64.0	18.3
British Pound	GBP	EUR	11.0	14.4	9.5	12.8
US Dollar	USD	EUR	*	*	294.2	294.2

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of September 30, 2018 and December 31, 2017, forward contracts for an aggregate notional amount of €143.3 million ($167.2 million at September 30, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on September 27, 2018 and December 29, 2017, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $2.2 million and $2.3 million for the three and nine months ended September 30, 2018 and 2017, respectively. The fair value of these derivatives was immaterial at September 30, 2018 and amounted to $2.0 million at December 31, 2017.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date remains preliminary as of September 30, 2018, pending a final valuation of deferred taxes and intangible assets. The following table summarizes the preliminary allocation of the net purchase consideration:

(Amounts in millions)
Accounts receivable	$1.8
Inventory	1.4
Other current assets	0.3
Property, plant and equipment	1.1
Intangible assets	7.3
Total liabilities	(1.4)
Identifiable net assets	$10.5
Goodwill	4.5
Total estimated fair value of net assets	$15.0
Less: fair value of equity method investment	(7.1)
Net purchase consideration	$7.9

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

Acquisition of Meritor WABCO Vehicle Control Systems (now known as WABCO USA LLC)

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

During the nine month period ended September 30, 2018, adjustments to the purchase price allocation were not material. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of September 30, 2018. The following table summarizes the final allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$16.4
Accounts receivable	38.6
Inventories	43.5
Other current assets	0.3
Property, plant and equipment	2.1
Intangible assets	165.0
Accounts payable	(56.2)
Accrued liabilities	(17.4)
Identifiable net assets acquired	$192.3
Goodwill	321.0
Total fair value of net assets	513.3
Less: fair value of equity method investment	$(258.0)
Less: elimination of unrealized profits on inventory	(5.3)
Net purchase consideration	$250.0

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of September 30, 2018. During the three-month period ended September 30, 2018, the Company made adjustments to the purchase price allocation, to increase other liabilities by $8.0 million, and to decrease inventories, intangible assets, deferred tax liabilities and accrued expenses by $3.3 million, $4.6 million, $3.2 million and $1.1 million, respectively, resulting in a total net increase of $11.6 million to goodwill from the second quarter of 2018 preliminary purchase price allocation. During the nine-month period ended September 30, 2018, the Company made adjustments to the purchase price allocation, to increase property, plant and equipments and other liabilities by $17.4 million and $8.0 million, respectively, and to decrease inventories, intangible assets, accrued expenses and deferred tax liabilities by $3.3 million, $2.8 million, $0.5 million and $3.2 million, respectively. This resulted in a total net decrease of $0.6 million to goodwill, considering the increase to the purchase price of $6.4 million mentioned above. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash and cash equivalents	$17.1
Accounts receivable	17.5
Inventories	21.4
Other current assets	1.1
Property, plant and equipment	66.4
Intangible assets	23.1
Other assets acquired	4.8
Trade payables	(4.3)
Accrued expenses	(4.2)
Deferred tax liabilities	(22.6)
Other liabilities	(8.0)
Identifiable net assets acquired	$112.3
Goodwill	52.9
Net purchase consideration	$165.2

The intangible assets include amounts recognized for the fair value customer-based assets and developed technology. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 14 years. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

NOTE 17. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 were as follow:

	As of September 30, 2018
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$208.9	$—		$208.9
Foreign currency derivative assets(b)	—	—	—		—

	As of December 31, 2017
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$83.0	$—	9.0	$83.0
Foreign currency derivative assets(b)	—	2.0	—		2.0

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds.The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized loss on short–term and other investments still held at the reporting date was immaterial for the three and nine-month periods ended September 30, 2018.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of September 30, 2018 and December 31, 2017, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs. The Company has non-marketable equity securities that do not have readily determinable fair values. During the three month period ended September 30, 2018, the Company recognized an impairment of $5.5 million in other non-operating expense, net related to one of these investments as the carrying value was determined to exceed its estimated fair value. As previously disclosed in the Company’s 2017 10-K Form, the Company's fair value calculation of its cost method investments exceeded its carrying value of $30.9 million by approximately $1.8 million as of December 31, 2017. The impairment loss recognized during the three-month period ended September 30, 2018 considers updated financial information received from the investee indicating that the estimated fair value of the business had declined below the amount previously estimated by the Company determined using discounted cash flow and exit multiple assumptions. The carrying value of the non-marketable equity securities was $25.4 million and $30.9 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 18. Subsequent Event

Subsequent to September 30, 2018, the Company received notification of a bilateral arbitration settlement between the Belgian and German tax authorities resulting in a current year tax deduction for the Company related to transfer pricing adjustments with respect to prior years, totaling $38.3 million. As of September 30, 2018, the Company had a valuation allowance recorded against the related deferred tax assets of $11.3 million which is now expected to be fully realizable to offset current taxes payable in 2018. The $11.3 million release of the valuation allowance will be recorded as a discrete tax benefit during the three-month period ending December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Despite a market of truck and bus (T&B) production decrease of 8.4% in the third quarter of 2018, we once again outperformed the T&B production market. Our sales growth compared to one year ago was 10.5% on a reported basis and 13.4% excluding foreign currency translation effects, and our recent U.S. acquisitions contributed 8.0% to this growth. This top line growth of 13.4% excluding foreign currency translation effects translated into a 8.5% increase in our diluted earnings per share.

The WABCO Operating System, during the third quarter of 2018, continued to enable fast and flexible responses to major market changes, delivering $16.6 million of materials and conversion productivity, a continued solid performance for us. This was particularly important in an economic environment with increasing costs of raw materials and labor as well as increased costs in the supply chain due to continued capacity constraints at suppliers. Gross materials productivity delivered 3.8% of material savings. Commodity inflation had a negative impact of 1.4%, bringing net materials productivity to 2.4% for the third quarter of 2018. Conversion productivity represented 7.7% for the third quarter of 2018.

Results of Operations
Approximately 76% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2018 compared with 2017 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

Third Quarter Results of Operations for 2018 Compared with 2017

	Three Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$914.8	$827.8	10.5%	$938.7	13.4%
Cost of sales	639.7	578.2	10.6%	658.1	13.8%
Gross profit	275.1	249.6	10.2%	280.6	12.4%

Operating expenses	168.1	156.4	7.5%	171.5	9.7%
Equity (loss)/income of unconsolidated joint ventures	(0.1)	8.1	(101.2)%	(0.1)	(101.2)%
Other non-operating expense, net	(12.9)	(8.9)	44.9%	(12.6)	41.6%
Income tax expense	13.5	14.4	(6.3)%	14.4	—%

*	Amounts translated using average exchange rates for the three month period ending September 30, 2017

Sales

Our sales for the third quarter of 2018 were $914.8 million, an increase of 10.5% (13.4% excluding foreign currency translation effects) from $827.8 million in 2017.

Total sales in Europe, our largest market, increased 0.9% (2.7% excluding foreign currency translation effects) for the third quarter of 2018. Our sales growth is driven by a 2.9% increase in production of new trucks and buses offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Total sales in North America increased 65.4% (65.9% excluding foreign currency translation effects) driven by a market growth of 9.3% and increased penetration of AMT in the market. Our acquisition of R.H. Sheppard and the full consolidation of our former joint venture also contributed 46.7%. Total sales in South America increased 4.9% (27.5% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 20.9% combined with increased WABCO content per truck, bus and trailer.

Total sales in Asia decreased 5.4% (1.8% excluding foreign currency translation effects) compared to an estimated 17.1% decrease in new vehicle production in the region. Total sales in China decreased 17.2% (15.6% excluding foreign currency translation effects), driven by the decline in truck and bus production by 26.7%. The China sales are impacted by the decline in the truck and bus production with an even larger decline in tractor trucks. Tractor trucks typically have a higher content per vehicle versus the average truck build. This was partially compensated by the increased content per vehicle on trailers. Total sales in India increased 11.2% (21.4% excluding foreign currency translation effects) supported by the 17.8% increase in the production of new trucks and buses, ramping up volumes of steering sales at a major customer as well as continued sales from market share gains in automatic slack adjusters, air processing products and others. Total sales in Korea decreased 8.6% (8.7% excluding foreign currency translation effects) driven by a decrease in truck and bus production of 24.2%. Japan sales decreased 4.0% (3.6% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 15.5% partially offset by the ramp up of new product launches.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 16.0% (19.5% excluding foreign currency translation effects) in the third quarter of 2018. Our U.S. acquisitions in 2017 contributed 16.1%. We achieved strong double-digit independent aftermarket growth in most key regions which was offset by continuous market erosion in Middle East, Turkey and Russia.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 7.7% of production and conversion cost savings, as well as 3.8% of gross material savings and 2.4% of net materials productivity for the third quarter of 2018. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended September 30, 2017	$578.2	$249.6

Increase/(decrease) due to:
Sales price reductions	—	(8.6)
Sales price reductions as % of sales		(1.0)%
Volume, mix and absorption	46.8	6.6
Material productivity	(6.7)	6.7
Conversion productivity	(9.9)	9.9
U.S. acquisitions	39.7	26.4
Labor inflation	4.3	(4.3)
Streamlining costs	(4.5)	4.5
Foreign exchange effects (1)	(18.8)	(5.1)
Other(2)	10.6	(10.6)
Net increase	61.5	25.5

Cost of sales / gross profit for the three months ended September 30, 2018	$639.7	$275.1

(1) Foreign exchange effects include both translational and transactional effects.
(2) Includes inefficiencies due to supply chain constraints.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended September 30, 2017	$156.4

Increase/(decrease) due to:
Labor inflation	4.0
Incremental costs from U.S. acquisitions (1)	12.6
Indemnification costs(2)	(10.7)
Investments net of savings(3)	11.5
Employee-related costs	(5.3)
Streamlining expenses	3.0
Foreign exchange translation	(3.4)
Net increase	11.7

Operating expenses for the three months ended September 30, 2018	$168.1

(1) Includes costs incurred related to the R.H. Sheppard acquisition and the acquisition of Meritor's interest in Meritor WABCO for business and product integration, including engineering costs to develop and integrate active steering with WABCO products.
(2) The indemnification costs of $11.7 million relate to the Brazilian tax case, for which the Company recorded a provision during the third quarter of 2017 of BRL 38.1 million ($12.0 million based on September 30, 2017 exchange rates)
(3) Includes primarily product engineering expenses net of customer reimbursements

Equity (Loss)/Income of Unconsolidated Joint Ventures

Equity (loss)/income of unconsolidated joint ventures decreased by $8.2 million to $(0.1) million for the third quarter of 2018 as compared to $8.1 million for the third quarter of 2017, primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Other non-operating expense, net

The non-operating expense net increased by $4.0 million to $12.9 million for the third quarter of 2018 as compared to $8.9 million for the third quarter of 2017, primarily driven by the recognition of an impairment loss of $5.5 million on one of its non-marketable equity securities. See Note 17 of Notes to the Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the third quarter of 2018 was $13.5 million on pre-tax income of $93.3 million before adjusting for noncontrolling interest, compared with an income tax expense of $14.4 million on pre-tax income of $88.7 million before adjusting for noncontrolling interest in the third quarter of 2017. The change in income tax expense is primarily the result of higher pre-tax income, the mix between tax jurisdictions and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant, reduced by discrete tax adjustments, including the $3.7 million benefit for change in provisional estimate of transition tax.

Year to Date Results of Operations for 2018 Compared with 2017

	Nine Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$2,919.4	$2,370.1	23.2%	$2,816.6	18.8%
Cost of sales	2,025.0	1,632.9	24.0%	1,963.6	20.3%
Gross profit	894.4	737.2	21.3%	853.0	15.7%

Operating expenses	493.9	427.1	15.6%	472.8	10.7%
Equity income of unconsolidated joint ventures	0.7	23.2	(97.0)%	0.7	(97.0)%
Other non-operating expense, net	(35.3)	(27.8)	27.0%	(31.7)	14.0%
Income tax expense	63.3	43.7	44.9%	62.7	43.5%

*	Amounts translated using average exchange rates for the nine-month period ending September 30, 2017

Sales

Our sales for the first nine months of 2018 were $2,919.4 million, an increase of 23.2% (18.8% excluding foreign currency translation effects) from $2,370.1 million in 2017.

Total sales in Europe, our largest market, increased 13.5% (6.2% excluding foreign currency translation effects) for the first nine months of 2018. Our sales growth is driven by a 4.6% increase in production of new trucks and buses, and penetration increase of AMT. This was partially offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Total sales in North America increased 78.2% (76.8% excluding foreign currency translation effects) driven by a market growth of 12.2% and increased penetration of AMT and ESC in the market. Our acquisition of R.H. Sheppard and the full consolidation of our former joint venture also contributed 58.0%. Total sales in South America increased 17.0% (29.8% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 31.5% combined with increased content per truck, partially offset by a lower growth in other customer groups.

Total sales in Asia increased 11.1% (8.7% excluding foreign currency translation effects) compared to an estimated 2.0% increase in new vehicle production in the region. Total sales in China grew 0.6% (decrease of 4.3% excluding foreign currency translation effects) which was primarily driven by a 3.7% decrease in truck and bus production with a stronger negative impact on sales from the lower share of tractor trucks in the 2018 truck production as well as supply chain constraints. Total sales in India increased 36.2% (39.6% excluding foreign currency translation effects) due to the 32.6% increase in the production of new trucks and buses, ramping up volumes of steering sales at a major customer as well as continued sales growth from market share gains in automatic slack adjusters, air processing products and others. Total sales in Korea decreased 13.7% (17.4% excluding foreign currency translation effects), driven by a decrease in truck and bus production of 27.0%. Japan increased 6.0% (3.8% excluding foreign currency translation effects) compared to a decrease in the truck and bus production of 6.7% more than offset by the ramp up of new product launches.

WABCO's aftermarket sales, included in the geographic numbers provided above, increased by 25.1% (21.0% excluding foreign currency translation effects) in the first nine months of 2018. Our U.S. acquisitions in 2017 contributed 16.6% and we achieved double digit growth in key regions but suffer from a strong market decline in Middle East, Turkey and Russia.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 7.9% of production and conversion cost savings, as well as 4.9% of gross material savings including a $9.1 million supplier-related productivity settlement. Commodity inflation had a negative impact of 1.5%, bringing net materials productivity to 3.4% for the first nine months of 2018. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the nine months ended September 30, 2017	$1,632.9	$737.2

Increase/(decrease) due to:
Sales price reductions	—	(33.2)
Sales price reductions as % of sales		(1.3)%
Volume, mix and absorption	208.6	49.0
Material productivity (1)	(31.0)	31.0
Conversion productivity	(28.5)	28.5
U.S. acquisitions	145.1	77.1
Labor inflation	12.5	(12.5)
Streamlining costs	(3.8)	3.8
Foreign exchange effects (2)	72.6	30.1
Other (3)	16.6	(16.6)
Net increase	392.1	157.2

Cost of sales / gross profit for the nine months ended September 30, 2018	$2,025.0	$894.4

(1) Includes a supplier-related productivity settlement of $9.1 million.
(2) Foreign exchange effects include both translational and transactional effects.
(3) Includes inefficiencies due to supply chain constraints.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the nine months ended September 30, 2017	$427.1

Increase/(decrease) due to:
Labor inflation	11.6
Incremental costs from U.S. acquisitions (1)	37.8
Indemnification costs	(10.7)
Investments net of savings (2)	9.5
Foreign exchange translation	21.1
Employee related costs	(3.7)
Streamlining expenses	1.2
Net increase	66.8

Operating expenses for the nine months ended September 30, 2018	$493.9

(1) Includes costs incurred related to the R.H. Sheppard acquisition and the acquisition of Meritor's interest in Meritor WABCO for business and product integration, including engineering costs to develop and integrate active steering with WABCO products.
(2) Includes primarily product engineering expenses net of customer reimbursements

Equity Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased by $22.5 million to $0.7 million for the first nine months of 2018 as compared to $23.2 million for the first nine months of 2017, primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Other non-operating expense, net

The non-operating expense net increased by $7.5 million to $35.3 million for the first nine months of 2018 as compared to $27.8 million for the first nine months of 2017, primarily driven by the recognition of an impairment loss of $5.5 million on one of its non-marketable equity securities.See Note 17 of Notes to the Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the first nine months of 2018 was $63.3 million on pre-tax income of $359.1 million before adjusting for noncontrolling interest, compared with an income tax expense of $43.7 million on pre-tax income of $293.9 million before adjusting for noncontrolling interest for the first nine months of 2017. The change in income tax expense is primarily the result of higher pre-tax income, the mix between tax jurisdictions, a 2017 non-recurring benefit for Belgian tax on unrepatriated earnings, and the impact of U.S. tax reform measures effective beginning in 2018, which is not significant.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured notes, the Schuldschein loans, revolving credit facilities and the use of operating leases.
Cash Flows for the Nine Months Ended September 30, 2018

Operating activities - Net cash provided by operating activities was $300.5 million and $226.6 million for the first nine months of 2018 and 2017, respectively. Cash flow from operating activities for the first nine months of 2018 consisted primarily of net income including noncontrolling interests of $295.8 million, increased by $167.1 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, impairment of non-marketable equity securities, stock compensation, interest expense and debt issuance cost amortization and unrealized losses on revaluation of foreign currency forward contracts. This was partially offset by $162.4 million related to changes in operating assets and liabilities as well as pension contributions, including $26.5 million of payments made for the U.S. Transition Tax. Cash flow from operating activities for the first nine months of 2017 consisted primarily of net income including noncontrolling interests of $250.2 million, increased by $121.8 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, interest expense and debt issuance cost amortization and stock compensation. This was partially offset by $145.4 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $120.5 million in the first nine months of 2018 compared to $320.0 million in the first nine months of 2017. Aside from capital expenditures in tooling, equipment and software of $92.8 million and $61.7 million in 2018 and 2017, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	Nine Months Ended September 30,
	2018			2017
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$—	$388.7	$388.7	$206.4	$196.4	$402.8
Sales and redemptions	135.3	237.4	372.7	259.6	26.6	286.2
Net cash received/(invested)	$135.3	$(151.3)	$(16.0)	$53.2	$(169.8)	$(116.6)

We also paid $6.4 million in 2018 as additional cash payment related to the 2017 acquisition of R.H. Sheppard, as well as $2.2 million to acquire Asset Trackr, as discussed in Note 16 of Notes to Condensed Consolidated Financial Statements, and we invested $3.1 million in unconsolidated joint ventures.

Financing activities - Net cash used by financing activities amounted to $466.0 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $11.6 million for the first nine months of 2017. The cash used by financing activities for the nine months ended September 30, 2018 primarily results from the $500.0 million prepayment of the Senior USD Notes and net repayments under the revolving credit facilities of $114.3 million, partially offset by proceeds received from the Schuldschein Loans of approximately $368.5 million. We also repurchased shares during the nine months ended September 30, 2018 and 2017 for a total amount of $210.1 million and $120.0 million, respectively.
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

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600 million, of which $322.3 million was available for borrowing at September 30, 2018.

As of September 30, 2018, various subsidiaries also had other borrowings from banks totaling $0.6 million, of which $0.5 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

The Company has designated borrowings under revolving credit facilities and Senior EUR Notes as partial hedges of the foreign currency exposure to its investment in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2018 and December 31, 2017, the Company designated Euro-denominated loans of €678.0 million (approximately $791.1 million at September 30, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the three-month periods ended September 30, 2018 and 2017, the Company recorded a gain of $4.7 million, net of taxes of $1.4 million, and a loss of $9.3 million, net of taxes of $5.8 million, respectively, in cumulative translation adjustment within AOCI. For the nine-month periods ended September 30, 2018 and 2017, the Company recorded a gain of $4.3 million, net of taxes of $1.2 million, and a loss of $35.1 million, net of taxes of $22.0 million, respectively, in cumulative translation adjustment within AOCI.
Foreign exchange contracts are used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges.
As of September 30, 2018 and December 31, 2017, forward contracts for an aggregate notional amount of €143.3 million ($167.2 million at September 30, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on September 27, 2018 and December 29, 2017, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $2.2 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. The fair value of these derivatives was immaterial at September 30, 2018 and $2.0 million at December 31, 2017.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 3 to the accompanying condensed consolidated financial statements.  Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 15 to the Consolidated Financial Statements for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2018.

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

There have been no other changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. A summary of the repurchase activity for the first nine months of 2018 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2017	1,033,000	$116.13	1,033,000	$480,041,067

January 1 - January 31	—	-	—	$480,041,067
February 1 - February 28	—	-	—	$480,041,067
March 1 - March 31	221,000	$138.74	221,000	$449,378,909
Total first quarter	221,000	$138.74	221,000	$449,378,909

Total through March 31, 2018	1,254,000	$120.11	1,254,000	$449,378,909

April 1 - April 30	48,000	$130.30	48,000	$443,124,465
May 1 - May 31	354,000	$128.58	354,000	$397,607,849
June 1 - June 30	306,000	$122.26	306,000	$360,196,131
Total second quarter	708,000	$125.96	708,000	$360,196,131

Total through June 30, 2018	1,962,000	$122.22	1,962,000	$360,196,131

July 1 - July 31	72,000	$123.26	72,000	$351,321,118
August 1 - August 31	398,400	$122.85	398,400	$302,379,472
September 1 - September 30	270,090	$119.76	270,490	$270,034,351
Total third quarter	740,490	$121.76	740,890	$270,034,351

Total through September 30, 2018	2,702,490	$122.1	2,702,890	$270,034,351

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act, and certain repurchases were made pursuant to plans intending to comply with Rule 10b5-1 of the Exchange Act.

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on October 18, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Vice President Controller and Investor Relations
(Principal Accounting Officer)
October 18, 2018