Form 10-K
period 2018-12-31
WABCO Holdings Inc.
filed 2019-02-15
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Chaussée de la Hulpe 166 1170 Brussels, Belgium

1220 Pacific Drive Auburn Hills, MI	48326-3511
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +32 2 663 98 00
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.2 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 5, 2019	51,376,541	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2018.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2018

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management's expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “strategies”, “prospects”, “intends”, “projects”, “estimates”, "continues", "evaluates", “forecasts”, “seeks”, “plans”, "goals", "potential", “may increase”, “may fluctuate”, and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1. Business”, “Item 1A. Risk Factors”, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Many important factors could cause actual results to differ materially from management's expectations, including:

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	difficulties in international trade caused by geopolitical developments including tariffs, sanctions and the United Kingdom’s exit from the European Union;

•	cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our products or those of our competitors, and other competitive pressures on pricing and sales;

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

•
our ability to complete and realize the tax benefits associated with certain projects relating to the reorganization of our treasury function and the establishment of a regulated insurance company to better manage our group unfunded pension liabilities;

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

Products and Services

We engineer, develop, manufacture and sell advanced braking, stability, suspension, steering, transmission automation and air management systems primarily for commercial vehicles. Our largest-selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC) systems, brake controls, automated manual transmission (AMT) systems, air disc brakes (ADB), and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium and heavy-duty trucks, buses and trailers.

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

Fleet Management Solutions

We also supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions (FMS), diagnostic tools, training and other expert services.We provide innovative control functions by leveraging rich data from onboard mission-critical systems to advance fleet safety, efficiency and security. With WABCO’s Transics TX-TRAILERGUARD™and TX-SKY™, customers continuously obtain data from onboard mission-critical systems. Simultaneously, all of this information is integrated onto the fleet manager’s displays via TX-CONNECT™ web-based back-office technology. By translating this big data into actionable management insights, fleets gain efficiency and asset utilization improves.

WABCO further expanded its global FMS platform by completing the acquisition of Asset Trackr in 2018, an innovative FMS provider based in Bangalore, India. Asset Trackr helps commercial fleets to track, analyze and optimize their transportation resources and assets in real time through cloud-based solutions.

WABCO and G7, a technology leader in China’s fleet logistics industry, continued to grow the joint venture they established in 2017. G7 is dedicated to implementing telematics, artificial intelligence and big-data algorithms in the logistics industry. Coupled with WABCO’s Smart Trailer FMS, integrated with WABCO’s Intelligent Trailer Program, which monitors and controls more than 40 onboard functions drives penetration of electronic braking systems and advances vehicle intelligence of tractors and trailers, WABCO and G7 are setting new standards for cargo transportation safety, efficiency and connectivity in China.

WABCO launched TRAXEE FMS in 2018 and offers smaller fleet operators several business-critical functions without incurring large capital investment or management overhead expenses. Launched as a scalable and rapid pay-back solution, TRAXEE enables operators to better coordinate fleet capacity, manage driver activity and improve administrative efficiency. The system also provides real-time status updates on individual trucks and drivers while helping to address tachograph legal compliance requirements across Europe and Turkey.

In 2018, WABCO introduced its Global Intelligent Braking Platform for Trailers, the industry’s first global intelligent braking platform for trailers. It provides the foundation for WABCO’s new generation Trailer Anti-Lock Braking System (iABS™) and Electronic Braking System (iEBS™). It also features simplified interchange between iABS and iEBS, enhances trailer system functionality and supports the globalization strategies of trailer manufacturers due to increased standardization and modularity.

WABCO also signed a strategic agreement with RIO in 2018, the digital brand of global commercial vehicle manufacturer, the TRATON GROUP to extend its FMS portfolio into a fully digital, cloud-based open platform for freight transport that supports all brands of truck. Under the agreement, RIO will leverage WABCO’s advanced FMS within its cloud-based connectivity environment to support the European logistics industry. WABCO’s advanced FMS solutions will interface with RIO’s partners and will be available to RIO customers in early 2019. Specifically, RIO will integrate WABCO’s TX-SOCIAL™ which analyzes and manages tachograph and driver recorded data as well as TX-TRAILERPULSE™, a trailer-specific telematics solution. RIO, which is expanding its customer base across Europe, matches leading suppliers with the best tailored solutions to support fleets and enable them to pick and choose from a broad range of digital tools.

Steering Technologies

Steering technology was integrated into the WABCO product portfolio with the 2017 acquisition of R.H. Sheppard Co., Inc. (Sheppard), a leading North America steering manufacturer. This enables WABCO to combine steering technologies with active braking, electronic stability control and other advanced driver assistance systems. This represents a major step toward providing lateral control through active steering, which is a cornerstone to WABCO’s ability to control longitudinal movement through active breaking, stability and suspension controls.

Transmission Automation

WABCO AMT products include control technology that boosts fuel economy while reducing emissions. It enables drivers to focus further attention on road and traffic conditions, resulting in increased comfort and safety. It also helps to minimize any performance gap between highly skilled and less experienced drivers. Our industry continues to adopt AMT technology with great growth potential in the United States and Brazil, Russia, India and China (BRIC) as original equipment manufacturer (OEM) and fleet operators seek to increase driver comfort and safety.

Advanced Braking Systems

WABCO's ABS prevents the wheel from locking during emergency braking situations and thereby helps commercial vehicle drivers to maintain stability of the vehicle. ABS also helps to bring a vehicle to a complete stop with the shortest possible stopping distance and in the safest possible way. Electronic activation of the EBS braking components reduces response and build-up times in brake cylinders. This in turn reduces braking distance by several meters, which can be decisive in some situations. The integrated ABS function ensures driving stability and steerability throughout the braking procedure.

A new generation of ADB products was released in 2018 as part of our MAXX™ product suite. This is a new generation of high-performance single-piston ADB for trucks, buses and trailers world-wide, and is expected to further accelerate the industry’s conversion from conventional drum brakes to ADB. WABCO showcased this pioneering suite of MAXX ADB technology at IAA Commercial Vehicles 2018 in Hanover, Germany.

With over six million single-piston ADB systems sold, including more than one million systems proven in the field for 30,000 Nm heavy-duty applications, WABCO is the well-established global market leader for this advanced technology. WABCO’s fifth generation range of single-piston ADB technology is suitable for all types of light, medium and heavy-duty vehicles. Superbly engineered, MAXX’s new lighter weight, high-performance and low drag-torque design further boosts fuel efficiency and enables increased transport payloads.

The latest MAXX design provides enhanced safety and braking efficiency levels, outperforming the requirements for all major vehicle applications. With 20 percent fewer parts than the current design, and over 40 percent fewer parts compared to other ADB brands, the platform offers reliability and an excellent weight-performance ratio. Delivering enhanced fuel efficiency, the compact design offers an average weight of 35 kilograms per ADB in a six-by-two wheel truck application - 12 kilograms less per truck than other manufacturers’ European heavy-duty ADB systems.

WABCO has accelerated its single-piston ADB technology leadership in China with the launch of a new joint venture for vehicle control systems in 2018. This new joint venture with FAW Jiefang Automotive Company is designed to advance the safety and efficiency of commercial vehicles in China. A major focus of the joint venture will be heavy-duty trucks given WABCO’s mastery of single-piston ADB technology for 30,000 Nm applications which have a compact, lightweight design with fewer components and are proven to deliver the highest standards of safety, performance and reliability. WABCO’s industry-leading, high-performance single-piston ADB technology is best suited for all types of commercial vehicles - light, medium and heavy-duty platforms.

Advanced Driver Assistance Systems

WABCO also offers a comprehensive suite of Advanced Driver Assistance Systems (ADAS) that include lane departure warning systems (LDWS) and collision mitigation systems. Safety regulations driven by the European Union started in 2015 and mandated LDWS on new commercial vehicles. This new regulation is addressed by WABCO’s OnLane™ camera-based LDWS technology. Once it detects unintended lane drift, OnLane prompts the driver via acoustic, visual and haptic signals to take corrective measures. It also features an advanced option to warn against driver drowsiness. In 2017, WABCO introduced OnSide™, an advanced blind-spot detection system for commercial trucks and trailers. This new radar-based system alerts drivers to the presence of a moving vehicle in a truck’s blind spot and provides a side-collision warning to reduce the risk of accidents. When used in conjunction with WABCO’s OnLaneASSIST™ lane-keeping assist system, OnSide can go beyond warning to enable active collision avoidance. WABCO’s OnLaneASSIST is the first application of active steering technology in our portfolio of advanced driver assistance systems and OnSide provides a critical capability for the autonomous commercial vehicles of the future.

WABCO is the global industry supplier of collision mitigation systems and ADAS to OEMs with more than 450,000 OnGuard safety systems sold world-wide. The scalable and modular architecture of OnGuard solutions offer a number of powerful differentiating benefits for OEMs. WABCO was the first supplier of advanced emergency braking systems (AEBS) homologated in Europe in accordance with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses complies with European Union regulations that came into effect at the tail end of 2015. It detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

In 2018, WABCO announced the latest functionalities added to its industry-leading suite of OnGuard™ collision mitigation systems (CMS) featuring a new radar sensor which offers the commercial vehicle industry’s longest radar detection range, as well as the widest near-range field of view. WABCO’s OnGuardACTIVE can now provide up to full autonomous emergency braking on moving and stationery vehicles from a highway speed up to 80 km per hour - even in poor visibility conditions. WABCO’s OnGuardMAX utilizes the radar sensor integrated with a new jointly developed Mobileye® camera powered by its industry-leading EyeQ®4 chip. This system further differentiates itself by enabling autonomous collision avoidance with pedestrians intruding in front of the vehicle at speeds up to 20km/h.

Additionally, in 2018, WABCO signed a Memorandum of Understanding (MoU) with Valeo, an automotive technology leader at the center of several automotive industry innovations, to develop and industrialize the next generation of ADAS, which is among the key building blocks for vehicle autonomy. Within the scope of this agreement, the parties intend to develop sensor technologies helping pave the way for Valeo to supply WABCO with advanced short and mid-range sensors, including 77GHz radar and solid-state LiDAR. The first market application using Valeo’s sensing technologies will be WABCO’s OnCityALERT™, an urban turning driver assistance solution that warns about cyclists and pedestrians potentially crossing the predicted driving path, prompting the driver to take corrective action. On average, traffic accidents involving heavy trucks in the European community result in about 7,200 fatalities and over 100,000 injuries each year. 23 percent of all traffic-related severe injuries are unprotected road users and of that number, 20 percent of accidents occur during a turning maneuver to the nearside.

Autonomous Driving

Taking the next step towards autonomous driving solutions and to further complement our ADAS technology, WABCO signed an MOU in 2018 with Baidu to collaborate on developing a best-in-class, cost-effective and highly standardized suite of solutions for Level 4 Autonomous Driving in hub-to-hub highway applications for commercial vehicles. This will be a cornerstone of an open platform allowing OEMs and fleets to utilize WABCO’s and Baidu’s core safety and AI technologies while providing them an opportunity to develop customized, differentiated solutions. Baidu will bring the power of Apollo, its open autonomous driving software platform, proven in the passenger car segment, while WABCO will provide access to its own ADOPT™ (Autonomous Driving Open Platform Technology) ecosystem to simplify entry into WABCO’s world of advanced technologies for the commercial vehicle industry. WABCO and Baidu will work together to combine the required content of Baidu’s Apollo software platform, integrating all the safety and redundancy protocols necessary for road release in order to develop turnkey, hub-to-hub, Level 4 highway solutions for the commercial vehicle world. Our goal is to be able to commercialize these solutions over the next three years.

Electrification

In 2018, WABCO announced a prototype of its first electric trailer - named eTrailer - developed to maximize operating efficiency and lower fuel consumption. This eTrailer prototype uses an intelligent electric motor control to recuperate electric energy during braking, which can then be reutilized to power the vehicle’s traction or to operate onboard electric auxiliaries. Furthermore, commercial fleet operators that connect eTrailer to a truck equipped with WABCO’s intelligent braking and stability control systems will further enhance the operating efficiency of the truck-trailer combination. WABCO estimates that its eTrailer could deliver fuel savings up to 20 percent on short haul routes and up to 10 percent for long hauls in a truck-trailer combination.

Continuing on the path of electrification, in 2018, WABCO signed a MoU with Nidec Motor Corporation ("Nidec"), a subsidiary of Nidec Corporation, the world’s number one Comprehensive Motor Manufacturer (TSE: 6594) to define, develop, manufacture and commercialize fully integrated electric drivetrain and brake control solutions for longitudinal control of commercial vehicles. The fully integrated electric drivetrain solution will operate on vehicle control information received from driver inputs (use of accelerator and brake pedals) to automate decision flow on how to accelerate or decelerate the vehicle in the most prudent and economic way. By introducing advanced, fully integrated electric drivetrain solutions in this market segment, WABCO and Nidec will provide efficient energy management, while maintaining stable vehicle dynamics. Also, the electric drivetrain solution will enable improved energy recuperation across all use cases which will contribute to additional efficiency gains.

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

We have entered into collaborations, the most recent being a MoU with Nidec, to define, develop, manufacture and commercialize fully integrated electric drivetrain and brake control solutions for longitudinal control of commercial vehicles. We have also made investments in electrification, the most recent being our investment in Nikola Motor Company, a leader in design and manufacturing of hydrogen-electric vehicles, vehicle components, energy storage systems and electric vehicle drivetrains.

We believe customers value how WABCO has been laying the foundations of autonomous driving for commercial vehicles as well as WABCO's extensive track record for mobilizing vehicle intelligence. This has made WABCO a leading partner of choice globally for the development and systems integration of sensor, control and actuation technology alongside its expertise in local product applications.

WABCO joined the ENSEMBLE consortium in 2018 to develop advanced safety technologies for multi-brand platooning on roads in Europe. Jointly funded as a public and corporate initiative, the ENSEMBLE consortium is expected to demonstrate multi-brand truck platooning on public roads in 2021 and to assess the impact of platooning on infrastructure, road safety and traffic flow. WABCO will support the ENSEMBLE consortium’s development and testing of multi-brand platooning by delivering platooning algorithm and connectivity enhancements for WABCO’s OnGuard autonomous emergency braking systems (AEBS), active cruise control (ACC) and WABCO’s electronic braking system (EBS).

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

A fundamental driver of demand for our products is commercial truck and bus production. The number of new commercial vehicles built fluctuates from year to year in different regions of the world. Nonetheless, over the last five years, we have demonstrated our ability to outperform the market by increasing the amount of WABCO content on board each vehicle. During the five year period through 2018, WABCO's European sales to truck and bus (T&B) OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of 2% per year.

Year to Year Change	2014	2015	2016	2017	2018
Sales to European T&B OEMs (at a constant FX rate)	(7)%	8%	8%	6%	3%
European T&B Production	(9)%	6%	1%	8%	2%

Customers

We sell our products primarily to five groups of customers around the world:

•	Truck and bus OEMs;

•	Commercial vehicle aftermarket distributors for replacement parts and services and commercial vehicle fleet operators for management solutions and services;

•	Trailer OEMs;

•	Major car manufacturers, and

•	Manufacturers of heavy duty, off-highway vehicles in agriculture, construction, mining and similar industries.

Our largest customers are Daimler and Volvo and account for approximately 14% and 11% of our sales, respectively. Other key customers include Ashok Leyland, TRATON, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Paccar and TATA Motors. For the fiscal years ended December 31, 2018, 2017 and 2016, our top 10 customers accounted for approximately 49%, 44% and 44% of our sales, respectively.

The largest group of our customers, representing approximately 55% of sales (57% in 2017), consists of truck and bus OEMs who are large, increasingly global and few in number due to industry consolidation, as well as a smaller number of off-highway (agricultural and construction) OEMs. As truck and bus OEMs grow globally, they expect suppliers to expand with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and collaborates closely with major OEM customers to design, develop and deliver technologies used in their products. Our products play an important role in enabling further vehicle safety and efficiency. At the same time, there are few other suppliers who compete across the breadth of products that we supply globally.

The second largest group, representing approximately 25% of sales (24% in 2017), consists of the aftermarket distributor network that provides commercial vehicle operators with replacement parts as well as a range of services. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OEM-affiliated or OEM-owned distributors to small independent local distributors. The increasing number of trucks, buses and trailers on the road worldwide that are equipped with our products continuously increases market demand for replacement parts and services which, in turn, generates a growing stream of recurring aftermarket sales. In addition, we continue to develop an array of service offerings - such as diagnostics, training and fleet management solutions - for repair shops and fleet operators that further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 10% of sales (9% in 2017), consists of trailer manufacturers. This is a particularly fragmented group of local and regional players that are widely diverse in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely significantly on WABCO products for safety and efficiency functions through superior technologies and customized technology applications.

The remaining two groups, passenger car and SUV manufacturers and off-highway (agricultural and construction) OEMs represent approximately 5% (6% in 2017) and 5% (4% in 2017) of sales respectively. We supply passenger car and SUV manufacturers with our electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration that exceeds market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines. These customers are typically large, global and sophisticated; they demand high quality products and services.

We support our customers through our global sales force. It is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio and throughout the world.

As a result of the 2017 acquisitions, the sales proportion, in percentage, of sales in Europe and Asia decreased and increased in North America, whereas sales, in absolute value, increased in all these regions. Europe represented approximately 49% of our sales in 2018 (52% in 2017), with the remainder coming primarily from Asia and the Americas. Our products are also manufactured in Europe, Asia and the Americas. WABCO's growth in Asia is enhanced by our strong roots in China and India where we have achieved leading market positions through close connectivity to customers. We are further strengthened in Asia by a network of suppliers, manufacturing sites and engineering hubs.

WABCO SALES
By Geography	FY 2018 % of Sales	FY 2017 % of Sales	By Major End-Market	FY 2018 % of Sales	FY 2017 % of Sales
Europe	49%	52%	Truck & Bus Products (OEMs)	55%	57%
Asia	23%	26%	Aftermarket	25%	24%
North America	23%	18%	Trailer Products	10%	9%
South America	3%	3%	Car Products	5%	6%
Other	2%	1%	Off Highway Products	5%	4%

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

Growth Strategy

In 2018, WABCO continued its three-pillar growth strategy - technology leadership, globalization, and excellence in execution - which further differentiates WABCO within the global commercial vehicle industry. Key drivers of excellence in execution are set out in “Manufacturing and Operations” below.

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

•
First Evasive Maneuver Assist (EMA) capabilities that combines WABCO's world-class braking, stability and vehicle dynamics control systems on trucks and trailers with ZF's top active steering technology

•
OnSide™, an advanced blind-spot detection system for commercial trucks and trailers. A radar-based system alerts drivers to the presence of a moving vehicle in a truck’s blind spot and provides a side-collision warning to reduce the risk of accidents

We continue to expand our technology portfolio by introducing new product applications and functionalities, and by improving the market penetration of our existing technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrated to North America and emerging economies. Examples include the adoption of ABS and automated transmission systems. These technologies were first widely adopted in European markets before starting to penetrate North America as well as China, India and other emerging markets. In terms of commitment to innovation, WABCO's net expenditures for product engineering, including research activities and product development amounted to approximately $184.4 million in 2018.

We are also focused on long-term opportunities as WABCO continues to anticipate and fulfill our industry's constant search for technology that advances vehicle safety and efficiency in mature and emerging markets on a cost-competitive basis.

WABCO safety technologies encompass braking systems, stability control, collision mitigation, steering systems as well as accident mitigation and prevention. In 2018 - among other major accomplishments - we formed multiple new alliances, announced breakthrough technologies and further strengthened existing partnerships. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

As our customers move toward intelligent vehicles and autonomous driving, WABCO is firmly positioned for the autonomous, electrified and connected future of our industry. This means leveraging WABCO’s breadth and depth of capabilities which will further enable the continued success of OEMs and fleet operators in every region of the world. The combination of steering technologies from the Sheppard acquisition with WABCO’s technologies represents a major step toward providing both lateral and longitudinal control through active steering, active braking, stability and suspension controls, a cornerstone of autonomous vehicles.

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

In 2018, WABCO continued to increase adoption of our breakthrough MAXX ADB the industry’s lightest and highest performing single-piston ADB for commercial vehicles. Compactly engineered, MAXX braking technology fits virtually every wheel size for commercial trucks, buses and trailers around the globe. In particular, WABCO continued to expand ADB market penetration for trucks in North America, Europe and China where major customers value MAXX differentiators such as shorter stopping distances compared with drum brakes.

WABCO efficiency technologies deliver fuel economy, emissions reduction, energy recovery, weight reduction, lower maintenance costs and increased driver capability. In 2018, WABCO increased adoption of OptiDrive systems at original equipment makers in emerging economies such as India and China. As of 2018, over 4.5 million WABCO AMT systems have been sold, including our OptiDrive™ system - our modular automated manual transmission technology - which increases fuel economy up to 5% through optimized gear shifting. OptiRide™ is an ECAS technology that identifies axle overload, provides automatic load transfer and improves traction, which helps to reduce vehicle wear-and-tear and other operational costs. WABCO’s OptiRide delivers fuel savings up to 3% under certain conditions, while providing optimal ride performance. In 2018, WABCO continued to expand the use of the OptiFlow™ product range offering efficiency to trailer builders and major fleets through aerodynamic devices. Aerodynamic products reduce air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption by up to 7% as well as reducing CO2 emissions.

Globalization

Americas

WABCO’s regional headquarters for the Americas was recently relocated to a new facility in Auburn Hills, Michigan, which will also be our customer experience center and the location for the launch of WABCO Academy. It further anchors WABCO as a global technology leader and tier-one supplier to the commercial vehicle and automotive industries. It also further demonstrates WABCO’s commitment to closely connect with original equipment manufacturers and fleet operators in North and South America by leveraging our local capabilities and distribution channels for our vehicle safety and efficiency products and services.

North America remains a long-term growth market for WABCO, particularly in the United States, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In prior years, we participated in this market through our North American joint venture, Meritor WABCO. In October 2017, WABCO acquired the remaining ownership stake from Meritor and consolidated all products under one WABCO brand in the North American market. WABCO can unlock further value for our customers, including offering them seamless access to WABCO's powerful technology and services portfolio, backed by the flexibility and efficiency of an integrated global supply chain. WABCO North America is focused on the application and delivery of WABCO’s braking and active safety systems, electronic suspension control and air management products in addition to all other technologies such as ADB, AMT and compressors in the North American market. In 2018, we increased WABCO's ADB penetration and market share and expanded adoption of high-performance ADB in North America. WABCO’s AMT also continued its successful sales penetration to Daimler Trucks North

America and Volvo. Lastly, WABCO integrated the Sheppard acquisition into its global footprint, and began exporting steering products to India. WABCO also continued to develop advanced safety technologies specifically designed for electric commercial vehicles, including electronic braking systems and traction and stability controls for electric truck manufacturer, Nikola, in which WABCO made a $10 million investment in 2017.

WABCO’s OnGuard is one of North America's leading collision mitigation systems. More than 250 fleets are currently utilizing the system to help keep their truck drivers, vehicles, and fellow motorists safe. Heavy-duty truck fleets have reported a reduction in accidents of up to 87% and up to an 89% reduction in accident costs since adopting OnGuard.

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

China

China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2018, WABCO continued to leverage its position as market leader and supplier of choice for control systems for trucks, buses and trailers in China, the world’s largest market for commercial vehicles. As the leading provider of ADAS, EBS, ESC, ADB, LDWS systems in China, WABCO is well positioned for growth as new regulations related to these products are released and implemented in the coming years.

WABCO continues to leverage its traditional partnerships with leading OEMs (China National Heavy Truck Corporation (CNHTC), Yutong) and furthered support for additional growth, establishing a new joint venture for vehicle control systems with FAW Jiefang Automotive Company to advance the safety and efficiency of commercial vehicles in China. This includes accelerating WABCO’s single-piston air disc brake (ADB) technology leadership in China. This is the first step in a much broader collaboration. WABCO and FAW Jiefang are also planning to cooperate on advanced braking systems development in the areas of autonomous driving, active safety systems and fleet management systems (FMS) to help support commercial vehicle manufacturers and fleets in China further improve safety and efficiency.

Additionally, WABCO signed a MoU with Baidu to collaborate on developing a best-in-class, cost-effective and highly standardized suite of solutions for Level 4 Autonomous Driving in hub-to-hub highway applications for commercial vehicles.

WABCO also continued to grow the joint venture with G7, a technology leader in China’s fleet logistics industry. G7 is dedicated to implementing telematics, artificial intelligence and big- data algorithms in the logistics industry. WABCO and G7 are setting new standards for cargo transportation safety, efficiency and connectivity in China.

Since 2014, WABCO remains the first and predominant supplier of ECAS systems for truck and bus manufacturers in China. Several major Chinese heavy duty truck manufacturers - including CNHTC, DFLQ and Shaanqi - continue to increase adoption of OptiRide electronically controlled air suspension (ECAS) in series production.

We believe customers value WABCO’s local capabilities for product application development and engineering as our strategy is to “design for China,” which involves our four world-class factories located there. This strategy delivers optimal localized solutions to improve vehicle safety and efficiency, enhance driver effectiveness and sustain environmental friendliness.

India

Due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies, India remains a long-term growth market for WABCO. We participate in this market through our subsidiary WABCO INDIA, which has a market leadership position for over 55 years in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. In particular, all commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate over 50 vehicle platforms -truck and trailer to comply with the new national axle load regulation that came into effect from July 2018 for trucks and trailers In 2018, WABCO INDIA together with Tata International DLT one of the leading trailer OEM’s launched the award winning Intelligent Trailer Program. The Intelligent Trailer Program, an industry-first initiative leverages capabilities of WABCO’s trailer anti-lock or electronic braking control systems to provide a platform for upto40 innovative trailer operating functions. Designed to enhance trailer safety, security and efficiency, the Intelligent Trailer Program offers significant added value for India’s trailer manufacturers, fleet operators and cargo owners. The Intelligent Trailer Program also paves the way for India’s trailer industry to upgrade from basic braking systems to the next level of advanced braking and suspension technologies required for higher levels of vehicle automation.

Tata Motors, in 2018, partnered with WABCO India to launch WABCO’s Advanced Driver Assistance Systems (ADAS) for the PRIMA and SIGNA range of trucks. Designed to help mitigate some of the most common causes of accidents involving commercial vehicle, WABCO’s ADAS solution enhances vehicle safety, driver comfort and effectiveness. With the introduction of ADAS, Tata Motors became the first Indian OEM to provide a host of specific safety technologies in their vehicles including ESCsmart TM - electronic stability control, automatic traction control (ATC), hill start aid, ADAS which includes WABCO’s OnGuardASSISTTM- collision mitigation system and OnLaneALERTTM- lane departure warning system. OnGuardASSISTTM alerts the driver to potentially critical driving situations via acoustic, visual and haptic signals, should the driver fail to take corrective action, the system provides active braking on moving and stationary vehicles to mitigate or prevent impending collision. OnLaneALERT TM helps prevent unintentional lane departure, one of the most common causes of accidents involving commercial vehicles.
During the year 2018, WABCO India also partnered with Escorts group to launch India’s first automated tractor concept. Escorts group is one of India’s leading engineering conglomerate operating in agri machinery, material handling and construction equipment and railway equipment. WABCO India is India’s first technological solution provider to develop the concept of automated agricultural tractor by integrating automated manual transmission (AMT), brake controls and steering technologies.

WABCO INDIA connects with global OEMs based in India and other regions of the world through five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow. In addition there are facilities in Chennai and Pune for software and application engineering. In India, over 500 engineers support the design of new products, applications and systems to meet the technical and economic needs of customers in emerging markets around the world. At the same time, they continue to contribute to global development of WABCO’s advanced technologies. Furthermore, WABCO INDIA continued in 2018 to be recognized by key customers for its excellence in innovation, quality, cost and overall performance, among other attributes that further differentiate WABCO as a leading supplier based on customer satisfaction. Also, WABCO INDIA remains a market leader in its domestic aftermarket through an extensive national distribution network of more than 7,000 WABCO outlets, to provide fleet customers with access to full product and service support. To enhance connectivity, WABCO completed the acquisition of Asset Trackr in 2018, an innovative FMS provider based in Bangalore, India. Asset Trackr helps commercial fleets to track, analyze and optimize their transportation resources and assets in real time through cloud-based solutions.

Demonstrating WABCO’s strong commitment to expand and to globalize its steering business beyond the U.S., we have secured an important first milestone in delivering leading steering solutions to customers internationally with a supply agreement to Tata Motors. As a full systems tier-I supplier to Tata Motors, WABCO is equipping the manufacturer with its hydraulic power steering systems, helping them to meet increasing demand for new heavy-duty trucks locally following the recent legislative changes on axle load.

Eastern Europe

Truck and bus production in Eastern Europe is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. This is another long-term growth market for WABCO. Headquartered in Moscow, WABCO Russia has a factory in Miass and a distribution center in the Moscow region, supplying makers of trucks, trailers and buses, as well as aftermarket customers. In 2018, WABCO delivered 100% of the braking systems (ADB, APU, ABS and all conventional valves) for the newest platforms of trucks and buses for Russia’s largest medium-duty commercial vehicle manufacturer.

WABCO is further differentiated in Russia by our local engineers support customers throughout product development and completion of successful homologation. WABCO has been connecting with markets within the CIS for more than 40 years. WABCO Russia alone also has 7 regional sales offices, 27 dealers, over 200 authorized WABCO shops and more than 230 Service Partners across the country.

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

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve different types of customers. Currently, approximately 68% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped to reduce costs on more labor-intensive products, while our facilities in Western Europe are generally producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing.

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

In 2018, WABCO opened a new Global Technology and Innovation Center in Hanover, Germany. Significantly expanding WABCO’s global product development and engineering capabilities, the nearly $30 million facility will play an important role in ensuring WABCO’s technology leadership is sustained through future generations of innovation within WABCO’s integrated network of product development and engineering centers that now spans four continents. This includes developing pioneering technologies to support the industry’s migration towards increasingly autonomous, connected and electric commercial vehicles.

Our global sourcing organization purchases a wide variety of components, including electrical, electro-mechanical and cast aluminum products, as well as parts containing materials such as steel, copper, rubber and plastic. These items represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe, and Asia. To support WABCO's continuing shift of manufacturing to best cost countries, we are migrating more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is built around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners within our extended enterprise. Many of our Western European suppliers are accompanying us toward best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 51%.

We have developed a strong position in the engineering, design, development and testing of products, components and systems. We are generally regarded within our global industry as a systems expert. This recognition reflects our in-depth technical knowledge and capabilities to support the development of advanced technology applications that are appropriately and optimally integrated with all of the vehicle's other systems and controls. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 2,855 employees - of which approximately 55% are located in best cost countries - dedicated to engineering and developing new products, components and systems as well as supporting and enhancing technology applications and manufacturing processes. These include 331 software engineers in India who support the local design of new products and systems for emerging markets and contribute to the global development of advanced technologies for commercial vehicles. They are dedicated to continuously improving the cost effectiveness and efficiency of WABCO's business processes and operations worldwide through services that are optimally leveraged and shared within our own organization and connected with suppliers, customers and others.

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

•
A majority-owned joint venture (70%) with Fuwa Mechanical Engineering Company Ltd, (FUWA) formed to produce air disc brakes for commercial trailers in China. FUWA is the largest manufacturer of commercial trailer axles in China and in the world

•
A majority-owned joint venture (60%) with FAW Jiefang (FAW Jiefang Automotive Co., Ltd) to advance the safety and efficiency of commercial vehicles in China. This newly created joint venture will commence the manufacturing of ADB in 2019

•
A 50% owned joint venture in Germany with RuC Holding GmbH (WABCOWURTH Workshop Services GmbH) that supplies commercial vehicle workshops, fleet owners and operators and end users internationally with multi-brand technology diagnostic systems

•
A 50% owned joint venture in China with Beijing Huitong Tianxia IOT Technology Co., Ltd (Shanghai G7 WABCO IOT Technology Co Ltd), to develop innovative Trailer FMS solutions for the Chinese fleet market

•
A 50% owned joint venture in China with Northstars Automobile Steering System Ltd (Sino-American RH Sheppard Hubei Steering Systems LTD), that is specialized insteering gears distribution on the Chinese market

•
A 37.5% owned joint venture with Shanghai Qingchuang Metal Products Trading Co., Ltd (China Source Engineered Components Trading Corporation Ltd) that wholesales machined parts, fasteners, hydraulic components and other automotive parts.

 Employees

We have 16,135 employees. Approximately 46% of our employees are salaried and 54% are hourly. Approximately 42% of our workforce is in Europe, 44% is in Asia, and the remaining 14% is in the Americas.

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

Intellectual Property

Patents, trademarks and other intellectual property rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position; and to protect certain confidential information, we rely on copyright and trade secret law and enter into confidentiality agreements as applicable. We review third-party intellectual property rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party intellectual property rights, identify licensing opportunities, and monitor the intellectual property claims of others.

We own a large portfolio of patents that principally relate to our products and technologies, and we have, from time to time, licensed some of our patents. Patents for individual products and processes extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained.

We protect our brands by trademark registrations in key markets in which our products are sold. Such trademark protections apply to our core WABCO brand as well as many of our product brand names. Our trademarks allow us to further distinguish our company and our products and are important in our relationships with customers, suppliers and partners.

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is materially dependent upon any single patent or group of related patents. At the same time, we recognize that technical leadership is an ongoing pillar of success and our intellectual property portfolio will continue to grow in importance for the company as a whole as a result. We believe that the combination of our technology, patents, know-how and other intellectual property rights and assets creates an advantage for our business and we continue to focus on successful patent prosecution to build a strong patent portfolio, trademark protection and the exploitation and protection of other intellectual property rights in terms of our intellectual property, R&D and business strategies.

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

Throughout the world, we have been dedicated to being an environmentally responsible manufacturer, neighbor and employer. We have a number of proactive programs in place to minimize our impact on the environment and believe that we are in substantial compliance with environmental laws and regulations. Manufacturing facilities are audited on a regular basis. Twenty-four of our manufacturing (M) and logistic (L) sites have Environmental Management Systems (EMS), which have been certified as ISO 14001 compliant. In addition, two of our test tracks (TT) have also been certified as ISO 14001 compliant. These sites are those located in :

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

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2018 to evaluate and remediate these sites were not material, and are also not expected to be material in 2019. Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

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

We conduct business through subsidiaries in many different countries, including most of the major countries of Western and Eastern Europe, Brazil, Russia, China, South Korea, India, Thailand and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2018, approximately 78% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.

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

The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting (BEPS). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an anti-tax avoidance directive and having a common (consolidated) corporate tax base. One impact for the Company is that the group's Dutch hybrid financing structure will no longer be effective as of January 1, 2019. The Company is in the process of establishing new treasury function in Switzerland but this change will give rise to an increase in our effective tax rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (The Tax Act). The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, implementing a territorial tax system, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated and the modification or repeal of many business deductions and credits.

While the Tax Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (GILTI) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on foreign subsidiary's tangible assets. The GILTI tax expense is primarily caused by a U.S. foreign tax credit limitation which requires an allocation of interest expense to the GILTI income, effectively rendering the allocated interest expense non-deductible. The GILTI provision has resulted in a $1.5 million increase in income tax expense for 2018.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During 2017, the Company recognized provisional income tax expense of $100.0 million. The provisional U.S. tax is comprised of the estimated transition tax payable with the Company's U.S. tax filings of $196.4 million offset by the reversal of previously recorded deferred tax liabilities on outside basis differences in foreign subsidiaries of $96.4 million. During 2018, the Company recognized $5.8 million of income tax expense related to the final transition tax payable of $202.2 million included on the Company's 2017 U.S. tax filing. In addition, we recognized $2.0 million of income tax expense related to changes in the revaluation of deferred tax assets and liabilities, which was primarily due to finalization of R.H. Sheppard Co., Inc. purchase accounting. The accounting for the tax effects of the Tax Act has been completed in 2018.

The ultimate impact of the Tax Act may differ from our assessment and amounts recorded as income tax expense may require further adjustment due to, among other things, additional analysis, changes in interpretations or applications of the Tax Act, and additional regulatory guidance that may be issued.

Our annual effective tax rate will likely increase, perhaps significantly, which would negatively impact our results of operations.

Our overall effective tax rate (ETR) is equal to our total expense as a percentage of our total profit or loss before tax. However, tax expenses and benefits are determined separately for each tax paying entity or group of entities that is consolidated for tax purposes in each jurisdiction.

The Company’s ETR of 10.6% for the year ended December 31, 2018 included non-recurring items which resulted in our ETR being significantly lower than our statutory rate of 21%. See Note 17 of Notes to the Consolidated Financial Statements for a detailed explanation of the ETR for the year ended December 31, 2018. The main non-recurring items in 2018 reduced the ETR in aggregate by 9.7%. In addition, other tax risks identified separately may give rise to an increase in our ETR.

Management’s current estimate of the 2019 effective tax rate is approximately 18%, which includes the anticipated benefit associated with the reorganization of the Company’s treasury function which will be located in our new corporate headquarters in Switzerland and assumes that we will be able to establish a regulated insurance company to better manage our group unfunded pension liabilities - see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for 2018 Compared with 2017 - Income Taxes,” and Note 14 of Notes to the Consolidated Financial Statements. If we are not able to establish the regulated insurance company described above and to realize the tax benefits associated with these projects, our ETR could significantly increase, which may materially and adversely impact our results of operations.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2018, we had approximately $161.3 million in net deferred tax assets. These deferred tax assets include post-retirement and other employee benefits and net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

The United Kingdom’s referendum to exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

The United Kingdom has voted to exit from the European Union (commonly referred to as “Brexit”) and the terms of the withdrawal and the United Kingdom’s relationship with the European Union after the withdrawal are subject to ongoing negotiations. The United Kingdom may decide to leave the European Union on March 29, 2019 with no agreement (a so-called “hard Brexit”).

The Brexit vote and subsequent negotiations have impacted global markets and the value of the British Pound as compared to the U.S. dollar and other major currencies. In addition, there remains considerable uncertainty around Brexit and volatility in the securities markets and in currency exchange rates may continue. The effects of Brexit on the economies of the European Union are also unknown and unpredictable, especially in the case of a hard Brexit. It is possible that the level of economic activity in the United Kingdom and the European region will be adversely impacted and that there will be increased regulatory and legal complexities and costs.

While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict the results of the Brexit negotiations or their future effects. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of negotiations related to tariffs, tax, trade, security and other regulatory matters. The effects of Brexit could be disruptive to our operations and business relationships in the European markets and elsewhere.

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

As of December 31, 2018, our total debt balance was $845.2 million compared to $1,409.8 million as of our prior fiscal year end. Our indebtedness could affect our business and financial condition in various ways, including:

•	increasing our interest expense under our revolving credit facilities or other variable-rate borrowing if interest rates were to rise; and

•	potentially limiting our ability to borrow additional funds on favorable terms, or at all.

While we believe we will have the ability to service our debt, respect all of the covenants contained in the credit facilities and obtain additional capital in the future if and when needed, that will depend upon our results of operations and financial position at the time, the then-current state of the credit and financial markets, and other factors that may be beyond our control. If we are unable to service our debt or obtain additional capital in the future on favorable terms, our financial condition and results of operations would be adversely affected.

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

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2018, sales to our top ten customers accounted for approximately 49% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

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

We are currently subject to various environmental and other regulations in the U.S. and internationally. Risk of environmental liability is inherent in our current and former manufacturing activities. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our past and present facilities and at third party waste disposal sites and could also be held liable for damages to natural resources and any consequences arising out of human exposure to such substances or other environmental damage. See Environmental Regulation for a discussion of the Company’s current remediation efforts. While we have a number of proactive programs underway to minimize the impact of the production and use of our products on the environment and believe that we are in substantial compliance with environmental laws and regulations, we cannot predict whether there will be changes in the environmental regulations affecting our products.

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

We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected, whether or not due to defective supplier parts, or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We may incur significant costs to defend these claims and may not be able to recover related costs from suppliers. We may also experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our net warranty expense has fluctuated between approximately 0.8% and 1.1% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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
We may incur significant costs related to the threat of any unauthorized access to or malfunction of our systems, products or services, including but not limited to, costs of protecting our products and systems. To the extent that data is inappropriately used or disclosed, lost, modified or destroyed, our business may be interrupted and we may incur significant costs, fines or penalties related to defective products, regulatory investigations, and litigation. The development of products linked to autonomous driving may be vulnerable to security breaches or system failure and entail severe damages in case of accident. Our reputation and brand names could be materially damaged by the threat or perpetration of cyber crime and the sales of our products and services may decrease. Each of these outcomes could adversely affect our competitive position, relationships with our customers, financial condition and results of operations.

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

Acquisitions may also require us to increase our borrowings under our bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase our financial leverage, and could result in lower credit assessments and increased future borrowing costs. These risks could also reduce our flexibility to respond to changes in the industry or in general economic conditions. If we are unable to identify or execute on appropriate opportunities for acquisition, investment or growth, our business could be materially adversely affected.

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

While we have historically returned value to shareholders in the form of share repurchases and/or dividends, our ability to repurchase shares and pay dividends may be limited by available cash, contingent liabilities and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 15, 2019, our manufacturing activities, test tracks and engineering centers are located at 37 sites in 12 countries.

Site Location	Activity and Major Products Manufactured
Campinas, Brazil	Vehicle control systems
Jinan, China (2 sites)	Braking systems and compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Shanghai, China	Engineering center
Rovaniemi, Finland	Test track
Hanover, Germany (2 sites)	Vehicle control systems and engineering center
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Jeversen, Germany	Test track
Ambattur, India	Vehicle control systems
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Chennai, India (2 sites)	Test track and engineering center
Pune, India	Engineering center
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland (3 sites)	Vehicle control systems (2 plants) and engineering center
Miass, Russia	Actuators and foundation brakes
Chelny, Russia	Braking systems
Rayong, Thailand	Actuators and foundation brakes
Charleston, SC, United States	Air compressors and braking system components
Rochester Hills, MI, United States	Remanufactured products
North Mankato, MN, United States	Braking systems
Wytheville, VA, United States	Steering systems
Hebron, KY, United States	Braking systems
Hanover, PA, United States	Steering systems and foundry
Auburn Hills, MI, United States	Application engineering
Empalme, Mexico	Braking systems
Toronto, Canada	Aerodynamic products

We own all of the plants described above, except for the Jinan, Shanghai, Rovaniemi, Pune, Taishan, Stanowice, Miass, Chelny, Rayong, Rochester Hills, Charleston, Auburn Hills and Empalme sites which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2018, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Brussels, Belgium, and our executive offices, located in Auburn Hills are leased.

ITEM 3.    LEGAL PROCEEDINGS

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 16 of Notes to the Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 15, 2019 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	59	Chairman of the Board of Directors and Chief Executive Officer
Roberto Fioroni	49	Chief Financial Officer
Mazen Mazraani	50	Chief Human Resources Officer
Nicolas Bardot	47	Chief Supply Chain Officer
Lisa Brown	40	Chief Legal Officer and Secretary
Jorge Solis*	46	Senior V.P. Corporate Business Development
Nick Rens	55	President EMEA
Sean Deason	47	Vice President Controller and Investor Relations
Christian Brenneke	44	Chief Technology Officer

* Current employment will end on February 28, 2019.

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

Roberto Fioroni joined WABCO in June 2018 as Chief Financial Officer. Prior to his appointment at WABCO, Mr. Fioroni served from March 2014 as Vice President, Finance, with The Goodyear Tire & Rubber Company’s Europe, Middle East and Africa (EMEA) business unit. Mr. Fioroni joined Goodyear in 2009 as Finance Director for the Eastern Europe, Middle East and Africa (EEMEA) region before being appointed Vice President, Global Internal Audit, in 2011. Prior to joining Goodyear, Mr. Fioroni was with General Electric for 13 years where he held a number of senior finance positions. He was latterly Chief Financial Officer (EMEA) for General Electric’s Security Division. Mr. Fioroni holds a degree in Business Administration from the Universita Commerciale Luigi Bocconi in Milan, Italy.

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

Jorge Solis was appointed Senior V.P. Corporate Business Development in October 2018. Mr. Solis joined WABCO in August 2010 as Strategic Purchasing Leader. He was promoted in October 2011 to Vice President, Sourcing and Purchasing, a position he held through September 2013. At that time, Mr. Solis was appointed Vice President, Driveline and Suspension Controls Business Unit. In September 2015, Mr. Solis took on the role of Vice President, Vehicle Dynamics and Controls Business Unit and the role of President, Truck, Bus and Car OEMs Division in August 2016. Prior to joining WABCO, Mr. Solis worked in Mexico, the United States and France, and was a business purchasing leader for Valeo Group. Overall, he has gained more than 20 years of experience in positions of increasing responsibility within sourcing, quality, manufacturing, and business management. Mr. Solis holds a Master’s degree in engineering from Technical University in Monterrey (ITESM), Mexico. In addition, he completed educational programs in international marketing at ITESM, as well as executive training in business administration and management at INSEAD.

Nick Rens was appointed EMEA President in October 2018. Prior to this, Mr. Rens served as our President, Trailer Systems, Aftermarket & Off-Highway since July 2014 and our Vice President, Aftermarket since November 2008. This was in addition to his role as Vice President, Trailer Systems, a role which he had held since 2005. He also assumed the role of Vice President, Driveline Controls, from January 2013 to September 2013. Previously, Mr. Rens worked for three years as our regional trailer sales leader for southern and western Europe based in Claye Souilly, France. Since 1999, Mr. Rens has also been Managing Director of WABCO Belgium where he held several sales leadership roles both in the Aftermarket and Original Equipment sales organizations. Mr. Rens has worked at the Company for almost his entire career, having joined the Company in 1989 as a product line specialist.

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

We estimate that there are approximately 315 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 4, 2019, there were 61,318 beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved open market stock repurchase programs consisting of the following stock repurchase program authorizations as also discussed in Note 7 of Notes to Consolidated Financial Statements.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of up to $600.0 million of common stock. From January 1, 2017 to December 31, 2018, the Company purchased 3,511,454 shares for $420.0 million. This authorization for stock repurchases expired on December 31, 2018.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act, and certain repurchases were made pursuant to plans intending to comply with Rule 10b5-1 of the Exchange Act. The timing and amount of share repurchases depended on a variety of factors including, among other things, share price, market conditions and applicable legal and regulatory requirements.

A summary of the repurchase activity for the year ended December 31, 2018 follows.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2017	1,033,000	$116.13	1,033,000	$480,041,067

January 1 - January 31	—	-	—
February 1 - February 28	—	-	—
March 1 - March 31	221,000	$138.74	221,000
Total first quarter	221,000	$138.74	221,000	$449,378,909

April 1 - April 30	48,000	$130.30	48,000
May 1 - May 31	354,000	$128.58	354,000
June 1 - June 30	306,000	$122.26	306,000
Total second quarter	708,000	$125.96	708,000	$360,196,131

July 1 - July 31	72,000	$123.26	72,000
August 1 - August 31	398,400	$122.85	398,400
September 1 - September 30	270,090	$119.76	270,090
Total third quarter	740,490	$121.76	740,490	$270,034,351

October 1 - October 31	324,700	$109.61	324,700
November 1 - November 30	282,060	$115.42	282,060
December 1 - December 31	202,204	$108.07	202,204
Total fourth quarter	808,964	$111.25	808,964	$0

Total through December 31, 2018	3,511,454	$119.6	3,511,454	$0

(a) Relates to the approved share repurchase programs as discussed above.

On December 7, 2018, the Board of Directors authorized the repurchase of up to an additional $600 million of common stock from January 1, 2019 through December 31, 2020.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2013 through December 31, 2018, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The graph and table use data supplied by S&P Capital IQ.

The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
WABCO Holdings Inc.	100	112.17	109.47	113.64	153.62	114.91
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Auto Parts & Equipment Index	100	103.68	97.82	95.66	141.11	101.70

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Sales	$3,831.0	$3,304.2	$2,810.0	$2,627.5	$2,851.0
Cost of sales	2,658.5	2,290.4	1,931.0	1,837.6	1,972.6
Gross profit	1,172.5	1,013.8	879.0	789.9	878.4
Costs and expenses:
Selling and administrative expenses	476.0	411.2	356.6	346.6	372.6
Research, development and engineering expenses	184.4	147.0	135.2	139.5	145.0
Other operating (income)/expense, net	(0.4)	20.6	5.3	6.7	8.9
Operating income	512.5	435.0	381.9	297.1	351.9
Equity income of unconsolidated joint ventures	1.0	23.1	24.8	32.1	23.8
Gain on remeasurement of equity investments (1)	—	247.7	—	—	—
Other non-operating expense, net	(42.3)	(37.2)	(24.9)	(24.6)	(19.1)
Interest (expense)/income, net	(7.5)	(16.0)	(12.7)	(7.1)	0.2
Income before income taxes	463.7	652.6	369.1	297.5	356.8
Income tax expense (2)	49.3	229.7	121.8	11.5	55.6
Net income including noncontrolling interests	414.4	422.9	247.3	286.0	301.2
Less: net income attributable to noncontrolling interests	20.3	16.8	24.3	10.8	9.7
Net income	$394.1	$406.1	$223.0	$275.2	$291.5
Per share:
Basic	$7.46	$7.53	$4.00	$4.76	$4.87
Diluted	$7.43	$7.50	$3.98	$4.72	$4.81
Average number of outstanding common shares:
Basic	52,846,962	53,903,938	55,695,738	57,768,018	59,907,763
Diluted	53,062,573	54,139,815	55,981,816	58,274,987	60,546,454
Balance Sheet Data (at end of period):
Total assets	$3,738.6	$4,323.4	$2,589.9	$2,432.7	$2,392.8
Total debt	$845.2	$1,409.8	$503.7	$315.2	$87.1
Total shareholders' equity	$1,176.8	$1,121.4	$786.7	$841.6	$1,152.8
Cash dividends per common share	$—	$—	$—	$—	$—

(1) Gain on remeasurement of equity method investments includes gains resulting from the step up of equity method investments to their acquisition date fair values. See Note 22 of Notes to the Consolidated Financial Statements for additional information.

(2) Income tax expense for the year ended December 31, 2017 included incremental income tax expense mainly resulting from the Tax Cuts and Jobs Act. See Note 17 to the Consolidated Financial Statements for additional information.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2018, 2017 and 2016 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”, “Information Concerning Forward-Looking Statements”, “Selected Financial Information”, “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

In 2018, the Company once again delivered strong top-line growth of 15.9% (13.9% excluding foreign currency translation effects) compared to 2017, of which 6.7% was related to acquisitions. This growth was achieved in an environment where the global production of trucks and buses greater than six tons increased only 2.5% compared to 2017. Our global aftermarket sales increased by 19.0% (17.5% excluding foreign currency translation effects), of which 11.7% was related to acquisitions.

WABCO continued to translate this strong sales growth into operating income which increased from $435.0 million in 2017 to $512.5 million in 2018. In spite of significant industry supply chain challenges in the first three quarters, WABCO's Operating System continued to provide fast and flexible responses to major market changes, delivering $74.9 million of materials and conversion productivity. Gross material productivity in 2018 represented 5.0% of material savings before the impact of commodity inflation, which had a negative impact of 1.5%, bringing net material productivity to 3.5%. Conversion productivity in our factories in 2018 represented 7.7%.

In 2018, among other accomplishments, we integrated two major acquisitions, formed new alliances and announced new technologies. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency, and connectivity of commercial vehicles.

As part of its change in organizational logic, WABCO decided to relocate its corporate headquarters to Bern, Switzerland, with the objective of creating a singular focus on fully globalizing WABCO’s advanced technology strategy. The current Brussels base will become the headquarters of its newly formed division covering Europe, Middle East and Africa.

Decoupling WABCO’s corporate headquarters from its four business regions will allow the Company to create a better structure to focus on the next wave of advanced technologies and scale their adoption globally. Switzerland is world-renowned for providing a highly favorable environment for breakthrough innovations and offers many distinct advantages for corporate headquarters.

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 40% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the rate of European T&B production by an average of 2% per year.

Year to Year Change	2014	2015	2016	2017	2018
Sales to European T&B OEMs (at constant FX rates)	(7)%	8%	8%	6%	3%
European T&B Production	(9)%	6%	1%	8%	2%

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

Our aftermarket sales account for approximately 25% of total sales and are affected by a variety of factors: content on specific vehicles and breadth of our product range, number of commercial trucks in active operation, truck age, type of vehicles built, miles driven, demand for transported goods, overall economic activity and acquisitions. On average, our aftermarket sales (based on a constant exchange rate to the U.S. Dollar rate) have grown by 11% annually for the last five years as shown in the table below.

Year to Year Change	2014	2015	2016	2017	2018	Average Change
Aftermarket Sales (at constant FX rates)	13%	7%	6%	9%	18%	11%

Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2018	2017	2016
OE Manufacturers:
Truck & Bus products	55%	57%	55%
Trailer products	10%	9%	10%
Car products	5%	6%	6%
Off highway	5%	4%	4%
Aftermarket	25%	24%	25%
	100%	100%	100%
Geography:
Europe	49%	52%	54%
North America	23%	18%	14%
South America	3%	3%	3%
Asia	23%	26%	24%
Other	2%	1%	5%
	100%	100%	100%

Our largest customers are Daimler and Volvo and account for approximately 14% and 11% of our sales, respectively. Other key customers include Ashok Leyland, TRATON, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Paccar and TATA Motors. For the fiscal years ended December 31, 2018, 2017 and 2016, our top 10 customers accounted for approximately 49%, 44% and 44% of our sales, respectively.

Results of Operations

Approximately 78% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales and expenses for 2018 compared with 2017 and 2017 compared with 2016 are presented both with and without the effects of foreign currency translation. Changes in sales and expenses excluding foreign exchange effects are calculated using current year sales and expenses translated at prior year exchange rates. Presenting changes in sales and expenses excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation. Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2018 Compared with 2017

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$3,831.0	$3,304.2	15.9%	$3,763.7	13.9%
Cost of sales	2,658.5	2,290.4	16.1%	2,622.7	14.5%
Gross profit	1,172.5	1,013.8	15.7%	1,141.0	12.5%

Operating expenses	660.0	578.8	14.0%	644.5	11.4%
Equity in net income of unconsolidated joint ventures	1.0	23.1	(95.7)%	1.0	(95.7)%
Gain on remeasurement of equity investments	—	247.7	*	—	*
Other non-operating expense, net	(42.3)	(37.2)	13.7%	(37.5)	0.8%
Interest expense, net	(7.5)	(16.0)	(53.1)%	(7.4)	(53.8)%
Income tax expense	49.3	229.7	(78.5)%	48.9	(78.7)%
Net income attributable to noncontrolling interests	20.3	16.8	20.8%	20.8	23.8%

* Percentage change not considered meaningful
** Amounts translated using 2017 average exchange rates for comparability

Sales

Our sales for 2018 were $3,831.0 million, an increase of 15.9% (13.9% excluding foreign currency translation effects) from $3,304.2 million in 2017.

Total sales in Europe, our largest market, increased 9.1% (4.7% excluding foreign currency translation effects) for the full year 2018, which was supported by strong truck and bus production of 2.4% and by a penetration increase of AMT. This was partially offset by the phase-out of a prior generation AMT at a major gearbox supplier.

Sales in North America increased 55.5% (54.6% excluding foreign currency translation effects). Our acquisition of R.H. Sheppard and the full consolidation of our former joint venture also contributed 38.5% to this growth as well as strong truck and bus production growth of 18.1%. Total sales in South America increased 16.5% (30.6% excluding foreign currency translation effects), driven primarily by truck and bus production growth of 27.1% combined with increased content per truck, partially offset by a lower growth in other customer groups.

Total sales in Asia increased 5.0% (4.8% excluding foreign currency translation effects) while the vehicle production decreased by 2.1%. Total sales in China decreased by 7.4% (9.7% excluding foreign currency translation effects) which was primarily driven by a 8.0% decrease in truck and bus production with a stronger negative impact on sales from the lower share of tractor trucks in the 2018 truck production as well as supply chain constraints. Total sales in India increased 29.1% (34.8% excluding foreign currency translation effects) due to the 23.5% increase in the production of new trucks and buses, ramping up volumes of steering sales at a major customer as well as continued sales growth from market share gains in automatic slack adjusters, air processing products and others. Total sales in Korea decreased 7.2% (9.6% excluding foreign currency translation effects), driven by a decrease in truck and bus production of 21.5%. Japan increased 2.6% (1.0% excluding foreign currency translation effects) despite a decrease in the truck and bus production of 3.8%, outperforming the market by the ramp up of recent product launches.

WABCO's global aftermarket sales, included in the geographic numbers provided above, increased 19.0% (17.5% excluding foreign currency translation effects). This increase, excluding foreign currency translation effects, was supported by acquisitions which contributed 11.7% as well as continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.0% of material savings including a $9.1 million supplier-related productivity settlement and before the impact of commodity inflation, which had a negative impact of 1.5%, bringing net material productivity to 3.5% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2017	$2,290.4	$1,013.8

Increase/(decrease) due to:
Sales price reductions	—	(41.8)
Sales price reductions as % of sales		(1.2)%
Volume, mix and absorption	227.4	51.6
Material productivity (1)	(36.4)	36.4
Conversion productivity	(38.5)	38.5
U.S. acquisitions	145.1	77.1
Labor inflation	17.2	(17.2)
Foreign exchange effects (2)	43.5	23.9
Other (3)	9.8	(9.8)
Net increase	368.1	158.7

Cost of sales / gross profit for the year ended December 31, 2018	$2,658.5	$1,172.5

(1) Includes a supplier-related productivity settlement of $9.1 million.
(2) Foreign exchange effects include both translational and transactional effects.
(3) Includes inefficiencies due to supply chain constraints.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2017	$578.8

Increase/(decrease) due to:
Labor inflation	15.6
Incentive compensation	(5.3)
Incremental costs from U.S. acquisitions (1)	37.8
Streamlining	7.0
Pension and post retirement benefit costs	3.3
Foreign exchange translation	15.5
Indemnification costs (2)	(14.9)
Research and development investments, net	15.9
Other	6.3
Net increase	81.2

Operating expenses for the year ended December 31, 2018	$660.0

(1) Includes costs incurred related to the R.H. Sheppard acquisition and the acquisition of Meritor's interest in Meritor WABCO for business and product integration, including engineering costs to develop and integrate active steering with WABCO products.

(2) The indemnification costs relate primarily to accruals recorded in 2017 in Brazil under an indemnification agreement with Trane (formerly American Standard). See Note 16 of Notes to the Consolidated Financial Statements for further discussion.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $22.1 million to $1.0 million in 2018 as compared to $23.1 million in 2017. This decrease was primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Gain on remeasurement of equity investments

The gain on remeasurement of equity method investments recorded in 2017 included gains resulting from the step up of equity method investments to their acquisition date fair values. See Note 22 of Notes to the Consolidated Financial Statements for additional information.

Other non-operating expense, net

The non-operating expense net increased by $5.1 million to $42.3 million in 2018 as compared to $37.2 million in 2017, primarily driven by the recognition of an impairment loss of $5.5 million on a non-marketable equity investment. See Note 9 of Notes to the Consolidated Financial Statements.

Interest Expense, net

The Company recorded net interest expense of $7.5 million in 2018 compared to $16.0 million in 2017. This decrease was primarily due to our prepayment of the Senior USD Notes in April 2018. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The income tax provision for 2018 was $49.3 million on $463.7 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $229.7 million on pre-tax income of $652.6 million before adjusting for noncontrolling interest in 2017. The 2018 decrease in income tax expense is primarily the result of the $33.3 million net benefit for changes to the uncertain tax position related to the Excess Profit Ruling (EPR) / Patent Income Deduction (PID) clawback and the $10.6 million benefit for change in valuation allowances, partially offset by higher pre-tax income, excluding a one-time item related to the 2017 remeasurement gain on equity investments of $247.7 million. The 2017 income tax provision included the one-time provisional estimate of U.S. transition tax of $100.0 million, a net $18.6 million benefit for remeasurement of deferred tax assets and liabilities resulting from U.S. and Belgian tax reforms and a $91.4 million deferred income tax expense related to the remeasurement gain on the Meritor WABCO equity investment.

Additional internal reorganization projects the Company is implementing or pursuing may also carry ancillary tax benefits that would improve the Company’s effective tax rate in 2019, including the Company’s decision to reorganize its treasury function and relocate it to the Company’s new Swiss corporate headquarters, as well as the Company’s plans to better manage its group unfunded pension liabilities (see Note 14 of Notes to the Consolidated Financial Statements) through the establishment of a regulated insurance company. Management is also currently evaluating the possible impact on its future effective tax rate of the judgment by the General Court of the European Union on February 14, 2019 relating to the Belgium EPR program. See Note 23 of Notes to the Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $3.5 million to $20.3 million in 2018 as compared to $16.8 million in 2017 primarily due better results in some consolidated affiliate companies.

Backlog

Backlog represents sales orders that have not yet been filled as of the end of the reporting period. This amounted to $1.4 billion at the end of 2018, an increase of 20.9% (23.0% excluding foreign currency translation effects) from the end of 2017 following the growth in our business. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

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

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 5.3% of material savings before the impact of commodity inflation, which had a negative impact of 1.0%, bringing net material productivity to 4.3% for the year.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2016	$1,931.0	$879.0

Increase/(decrease) due to:
Sales price reductions	—	(51.6)
Sales price reductions as % of sales		(1.6)%
Volume, mix and absorption	391.6	110.4
Material productivity	(46.9)	46.9
Conversion productivity	(36.3)	36.3
U.S. acquisitions	(24.8)	24.8
Labor inflation	14.5	(14.5)
Foreign exchange effects	45.7	(1.9)
Other	15.6	(15.6)
Net increase	359.4	134.8

Cost of sales / gross profit for the year ended December 31, 2017	$2,290.4	$1,013.8

Foreign exchange impacts include both translational and transactional effects. Cost variances included in "Other" above consisted mainly of inflation on energy, travel and freight ($3.5 million) and liquidation of a step-up in inventory related to the Meritor WABCO acquisition ($7.5 million).

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2016	$497.1

Increase/(decrease) due to:
Labor inflation	13.6
Incentive compensation	10.3
Incremental costs from U.S. acquisitions	13.4
Indemnification charges	15.5
Pension and post retirement benefit costs	3.9
Foreign exchange translation	8.3
Extraordinary sell-side M&A activity	4.5
Research and development investments, net	3.2
Other	9.0
Net increase	81.7

Operating expenses for the year ended December 31, 2017	$578.8

The indemnification costs of $15.5 million relate primarily to accruals recorded in Brazil under an indemnification agreement with Trane (formerly American Standard). See Note 16 of Notes to the Consolidated Financial Statements for further discussion.

As previously disclosed in our 2017 second quarter Form 10-Q, the $4.5 million costs of extraordinary sell-side M&A activity pertain to professional fees incurred in connection with an acquisition proposal received by the Company.

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

We believe the combination of expected cash flows, the funding received from our senior unsecured notes and the revolving credit facilities being committed until 2023 will provide us with adequate liquidity to support the Company's operations. The Company also has the ability to access a wide range of additional external financing instruments.

Specifically for 2019, we expect our capital spending to remain consistent with prior year. As of December 31, 2018, there were no outstanding borrowings on the revolving credit facility.

Outside of our capital expenditures, cash flows related to our senior unsecured notes, subsequent installments of the transition tax payable, acquisitions and short term debt repayments, our overall cash flow is expected to be in line with the Company's 2018 cash flow profile. The U.S. Tax reform will provide a higher flexibility regarding the use of our foreign cash in the United States which may reduce the overall financing needs of the Company.

As of December 31, 2018, $491.0 million of the $503.8 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries. The Company considers the earnings of substantially all of its subsidiaries outside of Europe and Brazil to be permanently reinvested outside the United States. As of December 31, 2017, $776.5 million of the $1,141.5 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries for which earnings are no longer permanently reinvested outside the United States.

Cash Flows for 2018 Compared with 2017

Operating activities - Net cash provided by operating activities was $468.5 million and $421.5 million for the years ended December 31, 2018 and 2017, respectively. Cash flow from operating activities consisted primarily of net income including noncontrolling interests of $414.4 million, increased by non-cash elements of $208.5 million comprising depreciation, pension and post-retirement benefit expenses, amortization, stock compensation, and deferred tax benefits. This was partially offset by $154.4 million related to changes in operating assets and liabilities, including $32.3 million of payments made related to U.S. transition taxes. Cash flow from operating activities for 2017 consisted primarily of net income including noncontrolling interests of $422.9 million, decreased by non-cash elements of $98.9 million comprising depreciation, amortization, stock compensation, deferred tax benefits, pension and post-retirement benefit expenses, as well as a $247.7 million for a non-cash gain recognized on the remeasurement of our equity investments. This was offset by an accrual of $196.4 million for U.S. transition taxes payable, as well as $106.0 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $246.5 million for the year 2018 compared to $488.2 million in 2017. Aside from net capital expenditures in tooling, equipment and software of $132.1 million and $110.5 million in 2018 and 2017, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2018			December 31, 2017
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$161.2	$526.0	$687.2	$312.2	$223.0	$535.2
Sales and redemptions	210.3	374.9	585.2	318.4	230.0	548.4
Net cash received/(invested)	$49.1	$(151.1)	$(102.0)	$6.2	$7.0	$13.2

We also paid $6.4 million in 2018 as additional cash payment related to the 2017 acquisition of R.H. Sheppard, as well as $2.2 million to acquire Asset Trackr, as discussed in Note 22 of Notes to Consolidated Financial Statements, and we invested $3.8 million in unconsolidated joint ventures. This is in comparison to 2017 when we paid $382.7 million net of cash acquired for the acquisition of Sheppard, Meritor WABCO and WABCO Automotive South Africa.

Financing activities - Net cash used by financing activities amounted to $827.1 million for 2018 compared to net cash provided of $260.6 million for 2017. The main driver of this lower net cash flow from financing activities is the $500.0 million prepayment of the Senior USD Notes and net repayments under the revolving credit facilities of $385.4 million, partially offset by proceeds received from the Schuldschein Loans of approximately $368.5 million.We also repurchased shares for a total of $300.0 million in 2018 compared to $120.0 million in 2017. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan during the period between August 20, 2018 and December 20, 2018.

We received $0.6 million of stock option proceeds and withheld $5.1 million of shares related to employee tax payments made for equity award vestings in 2018 compared to $9.5 million and $4.9 million in 2017, respectively. Dividends paid to noncontrolling interests amounted to $5.7 million and $7.1 million in 2018 and 2017, respectively.

Cash Flows for 2017 Compared with 2016

Operating activities - Net cash provided by operating activities was $421.5 million and $405.4 million for the years ended December 31, 2017 and 2016, respectively. Cash flow from operating activities consisted primarily of net income including noncontrolling interests of $422.9 million, decreased by non-cash elements of $98.9 million comprising depreciation, amortization, stock compensation, deferred tax benefits, pension and post-retirement benefit expenses, as well as a $247.7 million for a non-cash gain recognized on the remeasurement of our equity investments. This was offset by an accrual of $196.4 million for U.S. transition taxes payable, as well as $106.0 million related to changes in operating assets and liabilities as well as pension contributions. Cash flow from operating activities for 2016 consisted primarily of net income including noncontrolling interests of $247.3 million, increased by $241.6 million for non-cash charges including depreciation, amortization, stock compensation, pension and post-retirement benefit expenses as well as a non-cash tax expense of $86.4 million related to the Belgian EPR program that was recorded in the first quarter of 2016. These increases were partially offset by $83.5 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $488.2 million for the year 2017 compared to $251.8 million in 2016. Aside from capital expenditures in tooling, equipment and software of $110.5 million and $107.0 million in 2017 and 2016, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2017			December 31, 2016
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$312.2	$223.0	$535.2	$324.6	$—	$324.6
Sales and redemptions	318.4	230.0	548.4	228.8	44.2	273.0
Net cash received/(invested)	$6.2	$7.0	$13.2	$(95.8)	$44.2	$(51.6)

In 2017 we paid $382.7 million net of cash acquired for the acquisition of Sheppard, Meritor WABCO and WABCO Automotive South Africa as discussed in Note 22 of Notes to the Consolidated Financial Statements. This is in comparison to 2016 when we paid $92.3 million for the acquisitions of MICO, LCL and Trans-Safety LOCKS.

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

We also repurchased shares in 2017 and 2016 for a total amount of $120.0 million and $250.0 million. As previously disclosed, the Company's share repurchase program was suspended as a result of an acquisition proposal received by the Company in the second quarter of 2017. The Company did not restart its repurchase program as a result of two strategic acquisitions closed in the second half of the year. The Company restarted its share repurchase program in 2018.

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

Senior Unsecured Notes
Schuldschein Loans

On March 22, 2018 the Company, through a European subsidiary, entered into a series of six individual senior unsecured loan agreements with an aggregate principal amount of €300.0 million (collectively, the Schuldschein Loans), as follows:

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

On June 25, 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes, comprised of $150 million of 2.83% senior unsecured notes due 2022, $200 million of 3.08% senior unsecured notes due 2025 and $150 million of 3.18% senior unsecured notes due 2027. The Company paid $2.1 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year, and commenced on January 1, 2016.

The proceeds from the Senior USD Notes were utilized to repay outstanding balances on the revolving credit facilities, fund the Company's share repurchase program, finance acquisitions and meet general financing requirements.

On April 30, 2018, the Company prepaid the outstanding principal amount of $500.0 million on the Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million net of taxes, of which the pretax amount, $2.6 million, was recorded in other non-operating expenses in the consolidated statement of operations.

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

On the effective date of the 2018 Facility, the Company repaid the outstanding balance of €104 million and €52 million under the 2015 Facility and 2014 Facility, respectively, and commenced borrowing under the 2018 Facility. As of December 31, 2018, there were no outstanding borrowings on the revolving credit facilities.

Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2018 and 2017, the Company designated Euro-denominated loans of €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the twelve-month periods ended December 31, 2018 and 2017, the Company recorded a gain of $16.8 million, net of taxes of $4.7 million, and a loss of $43.2 million, net of taxes of $25.1 million, respectively, in cumulative translation adjustment within accumulated other comprehensive income.

From July 2017, WABCO entered into a number of International Swaps and Derivatives Association (ISDA) Master Agreements with multiple derivative counterparties. An ISDA Master Agreement is a bilateral trading agreement between two parties that allow both parties to enter into over-the-counter derivative contracts. The ISDA Master Agreement contains a Schedule to the Master Agreement and a Credit Support Annex, which governs the maintenance, reporting, collateral management and default process (netting provisions in the event of a default and/or a termination event). Under an ISDA Master Agreement, the Company may, under certain circumstances, offset with the counterparty certain derivative financial instruments’ payables and/or receivables with collateral held and/or posted and create one single net payment. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of default including the bankruptcy or insolvency of the counterparty.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet financial arrangements as of December 31, 2018.

Contractual Obligations

We had $26.4 million of streamlining liabilities as of December 31, 2018. While we expect approximately $14.8 million of payments to be made in 2019, we are unable to estimate the timing of all future payments. See Note 6 of Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2018. Some of the figures are based on our estimates and assumptions about these obligations. The obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
(Amounts in millions)	Total	2019	2020 and 2021	2022 and 2023	Beyond 2023
Debt obligations (1)	$901.3	$8.2	$84.8	$459.9	$348.4
Lease obligations (2)	121.1	30.1	43.3	24.5	23.2
Purchase obligations (3)	270.0	270.0	—	—	—
Pension and post-retirement contributions (4)	295.8	26.5	55.5	57.5	156.3
Transition tax payable (5)	169.9	16.2	32.4	70.7	50.6
Total	$1,758.1	$351.0	$216.0	$612.6	$578.5

(1)
Includes principal and interest payments due on our senior unsecured notes. For floating rate debt, interest payments were calculated based on the applicable interest rates as of December 31, 2018. Payment obligations denominated in a foreign currency were calculated using the local currency foreign exchange rates in effect at December 31, 2018. See Note 15 to of Notes to the Consolidated Financial Statements for additional information.

(2)	Includes future rental commitments under all non-cancelable operating leases in effect at December 31, 2018.

(3)
In the normal course of business we expect to purchase approximately $2.5 billion in 2019 of materials and services, and estimate that on average no more than approximately $270.0 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $2.3 billion, $2.0 billion and $1.7 billion on materials and services in 2018, 2017 and 2016, respectively.

(4)
Amounts represent undiscounted projected benefit payments over the next ten years and represent our best estimate of future contributions to our pension and post-retirement benefit plans. The expected benefit payments have been estimated based on the same assumptions that were used to measure our accumulated benefit obligation as of December 31, 2018 and include benefits attributable to estimated future service of current employees.

(5)	Includes a one-time repatriation tax resulting from the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act permits the Company to pay the tax liability interest free over a period of up to eight years.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Specifically for 2019, we expect our capital spending to remain at levels consistent with prior year as previously discussed.

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

We believe that of our significant accounting policies, the ones that may involve a higher degree of uncertainty, judgment and complexity pertain to revenue recognition, goodwill, recoverability of other long-lived assets, pension and post-retirement benefits, warranties, business combinations, income taxes and contingencies. See Note 2 of Notes to the Consolidated Financial Statements for additional discussion of our accounting policies.

Revenue Recognition - Revenue under ASC 606 Revenue from Contracts with Customers, is recognized when control of a product or service is transferred to a customer. The majority of our sales are derived from OEM customers. Revenue from the sale of serial production parts that is produced to industry standards for OEM customers is recognized at a point-in-time when control of the parts transfers to customers based on the shipping terms as these parts typically have an alternative use or the underlying contracts do not contain an enforceable right to payment prior to shipment depending on jurisdiction. In instances where customization services are performed for the OEM, and if the sales meet the over-time revenue recognition criteria, we will use the cost-to-cost method to recognize revenue. Under this method, progress is measured based in the ratio of actual costs incurred relative to the total estimated costs. Most OEM serial production contracts include a provision for volume discounts, and in certain markets, we provide customers with discounts not stated in the contract. In those instances where there is a valid expectation for the customers to receive a discount, the amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

The sale of aftermarket parts and spare parts are relatively homogeneous and revenue is recognized at a point-in-time when control transfers to the customer based on shipping terms. Aftermarket contracts include variable consideration related to discounts, bonuses and product returns. Revenue recognition for aftermarket parts and spare parts is not subject to the variable consideration constraint.

FMS sales include contracts for products, services, or a combination of products and services. The payment for products and certain services is fixed, with consideration being variable for the Software-as-a-Service (SAAS) performance obligation until the number of activated devices is known. Allocation of the transaction price to each performance obligation using stand alone selling price (SSP). When SSP does not exist, the company estimates the SSP based on the adjusted market approach. Revenue for hardware is recognized at a point-in-time and over-time for services as they are provided under the contract. Management exercises significant judgments as it relates to the FMS revenue recognition in such areas as determining performance obligations, variable consideration, allocation of the transaction price and timing of revenue recognition.

Prior to the adoption of ASC 606, revenue was allocated to multiple element arrangements based upon the relative selling prices of each deliverable. In applying the relative selling price method, the Company determined the selling price for each deliverable using vendor specific objective evidence (VSOE), if it existed, or third-party evidence (TPE) of selling price. If neither VSOE nor TPE of selling price existed for a deliverable, the best estimate of selling price (BESP) was used for that element. BESP represented the price at which the Company would transact a sale if the element were sold on a standalone basis. The Company determined BESP for an element by considering multiple factors including, but not limited to, the Company's go-to-market strategy, pricing practices, internal costs, gross margin, market conditions and geographies. Revenue allocated to each element was then recognized when the other revenue recognition criteria are met for that element.

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

The recoverability of goodwill is performed at the entity level as the Company operates as one reportable segment and one reporting unit. The plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, the Company uses the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2018, and the Company's goodwill was not at risk for failing the first step of its impairment test.

The Company expects the announced change to an organizational structure managed by business regions in 2019 to impact its determination of its operating segments and reporting units, and will also require the Company to evaluate its goodwill for impairment immediately before and after the implementation of the new organizational structure. There is no indication that a change in the operating segments or reporting units of the Company will have a material effect on the consolidated financial statements.

Recoverability of Other Long-lived Assets - The Company makes judgments about the recoverability of long-lived assets, including fixed assets and finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. If circumstances indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. Long-lived assets will be evaluated for impairment either individually or in asset groups where their cash flows are largely independent of cash flows generated from other long-lived assets. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined based on an analysis of discounted cash flows.
Pension and Post-Retirement Benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated AA or better) to the expected plan benefit payments defined by the projected benefit obligation. The discount rates used for plans outside the United States are based on a combination of relevant indices regarding corporate and government securities, the duration of the liability and appropriate judgment. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 14 of Notes to the Consolidated Financial Statements.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 0.8% in 2018, 0.9% in 2017 and 0.8% in 2016. We do not expect this percentage to change materially in the near future. See Note 16 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

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

Income Taxes - Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The impact of mix of U.S. versus foreign earnings may have a material impact on the effective tax rate given that tax rates in certain foreign jurisdictions (primarily Belgium, China, Germany, India, the Netherlands and Poland) vary from the U.S. statutory tax rate. See Note 17 of Notes to the Consolidated Financial Statements for Reconciliation of Effective Income Tax Rate.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

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

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western and Eastern Europe, Brazil, China, South Korea, India, Thailand and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2018, the potential maximum loss in earnings is estimated to be $19 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 20 of Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

We are exposed to market rate risk resulting from fluctuations in variable interest rate borrowings included in our debt portfolio. Our debt portfolio includes long-term fixed and floating rate term borrowings under the €300.0 million Schuldschein Loans, long-term fixed rate term borrowings under the €440.0 million Senior EUR Notes, and short-term variable rate borrowings, if any, under our multi-currency credit facility that has a borrowing capacity up to $600.0 million. See Note 15 of Notes to the Consolidated Financial Statements for further discussion of our debt.

At December 31, 2018, we had an aggregate outstanding debt balance of $845.2 million of which $171.7 million was related to floating rate debt under our Schuldschein Loans. The floating rate component of the Schuldschein loans is based on the Euro Interbank Offered Rate (Euribor) plus 0.80% to 1.00%. There were no outstanding borrowings under the multi-currency revolving credit facility at December 31, 2018, which may incur interest based on an applicable margin that can vary from 0.30% to 0.85% based on the Company’s leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars). As of December 31, 2018, a 1% increase in interest rates within the variable portion of our debt portfolio would have the effect of increasing annualized interest expense by approximately $1.3 million. As of December 31, 2018, a 1% decrease in interest rates would have no effect due to the interest rate floor on our variable rate debt.

As of December 31, 2018, we also had $639.6 million of cash, cash equivalents and short-term investments on hand. These balances are predominantly invested in interest bearing short-term instruments. As of December 31, 2018, a 1% change of the interest rates would have the effect of increasing or decreasing net interest income by approximately $7.0 million.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers. As we do not purchase these commodities directly, changes in their prices could affect our financial results with a time lag of up to 6 months.

Applying a VAR methodology to our 2018 commodity exposure, the potential maximum loss in earnings is estimated to be $23.1 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income; shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

Diegem, Belgium
February 15, 2019

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2018	2017	2016
Sales	$3,831.0	$3,304.2	$2,810.0
Cost of sales	2,658.5	2,290.4	1,931.0
Gross profit	1,172.5	1,013.8	879.0
Costs and expenses:
Selling and administrative expenses	476.0	411.2	356.6
Research, development and engineering expenses	184.4	147.0	135.2
Other operating (income)/expense, net	(0.4)	20.6	5.3
Operating income	512.5	435.0	381.9
Equity income of unconsolidated joint ventures, net	1.0	23.1	24.8
Gain on remeasurement of equity investments	—	247.7	—
Other non-operating expense, net	(42.3)	(37.2)	(24.9)
Interest expense, net	(7.5)	(16.0)	(12.7)
Income before income taxes	463.7	652.6	369.1
Income tax expense	49.3	229.7	121.8
Net income including noncontrolling interests	414.4	422.9	247.3
Less: net income attributable to noncontrolling interests	20.3	16.8	24.3
Net income attributable to Company	$394.1	$406.1	$223.0
Net income attributable to Company per common share
Basic	$7.46	$7.53	$4.00
Diluted	$7.43	$7.50	$3.98
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	52,846,962	53,903,938	55,695,738
Diluted	53,062,573	54,139,815	55,981,816
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Net income including noncontrolling interests	$414.4	$422.9	$247.3
Other comprehensive (loss)/income:
Currency translation adjustments	(71.2)	154.2	(55.0)
Pensions and post-retirement benefit plan adjustments, net	5.0	(38.0)	(15.9)
Unrealized gains on hedges, net	0.8	0.2	0.2
Unrealized losses on investments, net	—	(0.1)	—
Total other comprehensive (loss)/income	$(65.4)	$116.3	$(70.7)
Comprehensive income	$349.0	$539.2	$176.6
Less: Comprehensive income attributable to noncontrolling interests	14.4	20.3	23.0
Comprehensive income attributable to Company	$334.6	$518.9	$153.6

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$503.8	$1,141.5
Short-term investments	135.8	0.6
Accounts receivable, net	611.5	669.2
Inventories, net	319.1	321.4
Guaranteed notes receivable	44.1	39.7
Investments in repurchase agreements	85.8	137.5
Other current assets	96.8	84.3
Total current assets	1,796.9	2,394.2
Property, plant and equipment, net	553.6	522.3
Goodwill	809.4	834.7
Deferred tax assets	236.7	211.1
Investments in unconsolidated joint ventures	10.4	6.5
Intangible assets, net	246.6	266.6
Other assets	85.0	88.0
TOTAL ASSETS	$3,738.6	$4,323.4
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$—	$386.5
Accounts payable	232.5	258.1
Accrued payroll	111.2	130.4
Current portion of warranties	23.3	29.5
VAT payable	15.7	18.2
Accrued expenses	73.8	81.6
Promotion and customer incentives	26.6	24.3
Accrued income tax	28.2	56.2
Other accrued liabilities	84.7	88.5
Total current liabilities	596.0	1,073.3
Long-term debt	845.2	1,023.3
Pension and post-retirement benefits	716.0	700.7
Deferred tax liabilities	75.4	75.3
Long-term income tax liabilities	156.8	166.8
Other liabilities	84.0	82.9
Total liabilities	2,473.4	3,122.3
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,018,266 in 2018; 78,937,828 in 2017; and shares outstanding: 51,364,925 in 2018; 53,735,486 in 2017	0.8	0.8
Capital surplus	898.5	883.2
Treasury stock, at cost: 27,653,341 shares in 2018; 25,202,342 shares in 2017	(2,159.3)	(1,861.3)
Retained earnings	2,960.8	2,563.2
Accumulated other comprehensive loss	(524.0)	(464.5)
Total shareholders’ equity	1,176.8	1,121.4
Noncontrolling interests	88.4	79.7
Total equity	1,265.2	1,201.1
TOTAL LIABILITIES AND EQUITY	$3,738.6	$4,323.4

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Operating activities:
Net income including noncontrolling interests	$414.4	$422.9	$247.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95.8	84.8	76.0
Impairment of non-marketable equity securities	5.5	—	—
Amortization of intangibles	28.9	22.3	22.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.0)	0.8	3.9
Non-cash stock compensation	20.0	16.4	13.1
Non-cash interest expense and debt issuance cost amortization	15.4	23.1	17.7
Deferred income tax (benefit)/expense	(23.6)	(48.2)	68.3
Pensions and post-retirement benefit expense	62.2	57.5	44.2
Gain on remeasurement of equity investments	—	(247.7)	—
Foreign currency effects on changes in monetary assets/liabilities	(2.3)	(6.8)	(5.5)
Unrealized loss/(gain) on revaluation of foreign currency forward contracts	2.5	(1.7)	1.1
Loss on debt extinguishment	2.3	—	—
Other	2.8	0.6	0.8
Changes in assets and liabilities:
Accounts receivable, net	27.5	(64.3)	(61.5)
Inventories, net	(13.4)	(16.0)	(3.9)
Accounts payable	(23.8)	5.4	21.7
Other accrued liabilities and taxes	(66.8)	12.6	66.4
Other current and long-term assets	(40.5)	27.4	(38.8)
Other long-term liabilities	(11.5)	157.1	(45.8)
Pension and post-retirement benefit contributions	(25.9)	(24.7)	(21.6)
Net cash provided by operating activities	468.5	421.5	405.4
Investing activities:
Purchases of property, plant and equipment	(118.2)	(104.7)	(104.0)
Investments in capitalized software	(13.9)	(5.8)	(10.0)
Proceeds from disposal of property, plant and equipment	—	—	7.0
Purchases of short-term investments and repurchase agreements	(687.2)	(535.2)	(324.6)
Sales and maturities of short-term investments and repurchase agreements	585.2	548.4	273.0
Cost of preferred stock investment	—	(10.0)	(0.9)
Return of investment in unconsolidated joint venture	—	1.8	—
Investment in unconsolidated joint ventures	(3.8)	—	—
Acquisitions of businesses, net	(8.6)	(382.7)	(92.3)
Net cash used by investing activities	(246.5)	(488.2)	(251.8)
Financing activities:
Borrowings of long-term debt	368.5	25.3	730.1
Repayments of long-term debt	(500.0)	(25.0)	(261.0)
Net (repayments)/borrowings of short-term debt	(385.4)	382.5	(4.9)
Settlement of forward contract	—	(0.3)	15.2
Taxes withheld and paid on employee stock award vestings	(5.1)	(4.9)	(6.0)
Purchases of treasury stock	(300.0)	(120.0)	(250.0)
Proceeds from noncontrolling interest shareholders	—	0.6	—
Dividends to noncontrolling interest holders	(5.7)	(7.1)	(6.7)
Proceeds from exercise of stock options	0.6	9.5	3.9
Net cash (used)/provided by financing activities	(827.1)	260.6	220.6
Effect of exchange rate changes on cash and cash equivalents	(32.2)	85.1	(26.9)
Net (decrease)/increase in cash and cash equivalents	(637.3)	279.0	347.3
Cash and cash equivalents at beginning of period	1,141.5	862.5	515.2
Cash and cash equivalents at end of period	$504.2	$1,141.5	$862.5

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$20.0	$20.0	$16.5
Income taxes	$109.0	$64.1	$50.8
Non cash activity:
Increase/(decrease) in capital expenditures included in accounts payable and other accrued liabilities	$13.8	$1.8	$(14.9)

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$503.8	$1,141.5	$862.5
Restricted cash, included in other assets	0.4	—	—
Cash, cash equivalents and restricted cash at end of period	$504.2	$1,141.5	$862.5

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non Controlling Interests	Total
Balance at December 31, 2015	$0.8	$852.6	$(1,497.3)	$1,938.5	$(507.9)	$49.6	$836.3
Net income	—	—	—	223.0	—	24.3	247.3
Other comprehensive loss	—	—	—	—	(69.4)	(1.3)	(70.7)
Treasury stock purchased	—	—	(250.0)	—	—	—	(250.0)
Stock options exercised	—	3.9	—	—	—	—	3.9
Treasury stock reissued	—	(2.9)	2.9	—	—	—	—
Stock-based compensation	—	7.6	—	(0.4)	—	—	7.2
Dividends paid	—	—	—	—	—	(6.7)	(6.7)
Balance at December 31, 2016	$0.8	$861.2	$(1,744.4)	$2,161.1	$(577.3)	$65.9	$767.3
Net income		—	—	406.1	—	16.8	422.9
Other comprehensive income	—	—	—	—	112.8	3.5	116.3
Treasury stock purchased	—	—	(120.0)	—	—	—	(120.0)
Stock options exercised	—	9.5	—	—	—	—	9.5
Treasury stock reissued	—	0.9	3.1	(4.0)	—	—	—
Stock-based compensation	—	11.6	—	—	—	—	11.6
Dividends paid	—	—	—	—	—	(7.1)	(7.1)
Proceeds from minority interest shareholders	—	—	—	—	—	0.6	0.6
Balance at December 31, 2017	$0.8	$883.2	$(1,861.3)	$2,563.2	$(464.5)	$79.7	$1,201.1
Adoption of ASU 2016–16 - See Note 3	—	—	—	5.3	—	—	5.3
Net income	—	—	—	394.1	—	20.3	414.4
Other comprehensive loss	—	—	—	—	(59.5)	(5.9)	(65.4)
Treasury stock purchased	—	—	(300.0)	—	—	—	(300.0)
Stock options exercised	—	0.6	—	—	—	—	0.6
Treasury stock reissued	—	(0.2)	2.0	(1.8)	—	—	—
Stock-based compensation	—	14.9	—	—	—	—	14.9
Dividends paid	—	—	—	—	—	(5.7)	(5.7)
Balance at December 31, 2018	$0.8	$898.5	$(2,159.3)	$2,960.8	$(524.0)	$88.4	$1,265.2

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. The more significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, useful lives and recoverability of long-lived assets, warranties, pension and post-retirement benefits, valuation of equity investments, income taxes, provisions for loss contingencies, business combinations and stock-based compensation.

Principles of Consolidation and Presentation - All majority owned or controlled subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures on the consolidated balance sheets. Certain prior period amounts in the consolidated statement of cash flows have been reclassified to present the foreign currency effects on changes in monetary assets and liabilities and the revaluation of foreign currency forward contracts as non-cash adjustments to reconcile net income to net cash provided by operating activities.

Reportable Segment - Based on the organizational structure, as well as the nature of financial information available and reviewed by the Company’s chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that WABCO has one reportable segment as of December 31, 2018. During the fourth quarter of 2018, the Company disclosed a new organizational structure managed by business regions. However, the Company is currently in the implementation phase of this new structure including defining its revised internal reporting to the chief operating decision maker. The financial reporting to the Company's chief operating decision maker has remained unchanged as of December 31, 2018 and as of the filing date of February 15, 2019. See also Note 19 for discussion.

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

Revenue Recognition - The Company adopted Accounting Standards Update (ASU) 2014–09 Revenue from Contracts with Customers, together with its amendments collectively referred to as ASC 606, as of January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of the date of adoption. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

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
Payments from customers are typically due within 60 days of invoicing but varies based on jurisdiction and local practices. The Company does not have significant financing components or payment terms greater than 12 months. In most jurisdictions where the Company operates, sales are subject to Value Added Tax (VAT). Sales are presented net of VAT in the consolidated statements of operations. Amounts billed to customers for shipping and handling costs are included in sales. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.
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
Certain serial production parts may require specific customization. The Company performs these customization services in order to obtain the LTSA. In some instances, the Company receives reimbursement for a portion of the pre-production cost incurred from the OEM. These reimbursements are not within the scope of ASC 606 and are accounted for under the guidance in ASC 340-10, Other Assets and Deferred Costs, and are offset against capitalized costs or research and development expenses depending on the terms of the contract. Revenue for serial production contracts requiring customization is recognized at a point in time as most customized serial production parts have an alternative use in that they may be sold in the aftermarket. Serial production contracts also generally do not provide for an enforceable right for full recovery under the LTSA that would be necessary for over-time revenue recognition. Revenue for serial production contracts is recognized when the control of the parts transfers to the customer based on the shipping terms. If any sales were to meet the over-time recognition criteria, the Company has elected to recognize revenue as it produces the specified units, using a “cost-to-cost” method, which is an appropriate method under ASC 606-10-50-18 to measure progress towards completion of the performance obligation to deliver the parts to the customer. The Company believes that this method better reflects its efforts to satisfy its performance obligation as the cost incurred (resources consumed, labor hours expended, time elapsed and machine hours used) is proportionate to its progress in satisfying the performance obligation.
Most serial production contracts include provisions for volume discounts. In certain markets, the Company has historically provided customers with discounts not stated in the contract. These practices create a valid expectation for the customer to receive discounts on purchases. The Company considers these adjustments to the contract price as variable considerations, which it estimates based on the most likely amount approach. Volume discounts offered to serial production part customers provide for a limited number of outcomes and are typically binary in nature when determining the amount of the customer discount. Variable consideration is not constrained. Revenue recognized is limited to the amount the Company expects to receive. Amounts billed but ultimately expected to be refunded to the customer are included within promotion and customer incentives on the consolidated balance sheet. Management has exercised significant judgment as it relates to revenue recognition for serial parts production in such areas as scoping, contract identification, determining performance obligations, variable consideration, and the timing of revenue recognition.
Aftermarket
The Company generates revenue through the delivery of aftermarket parts and spare parts to OEMs and independent distributors, and the delivery of FMS to truck, fleet, trailer and cargo management providers. Aftermarket parts production contracts have one type of performance obligation which is the delivery of aftermarket parts and spare parts. Aftermarket products are deemed to have alternative use since they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time and revenue is recognized when the control of the parts transfers to the customer which is based on shipping terms.
Aftermarket contracts may include variable consideration related to discounts, bonuses, and product returns. Variable consideration for aftermarket parts is not constrained. The Company grants its customers cash discounts and various performance bonuses and incentives. The customer usually has the right to return products to the Company in the event of defective products or excess quantity. The Company estimates the volume discounts based on the most likely amount. Discounts and incentives offered to aftermarket customers provide for a limited number of outcomes and are typically binary in nature when determining the amount of the customer discount. Amounts billed and ultimately expected to be refunded to the customer are included within customer and promotion incentives on the consolidated balance sheets. The transaction price for each individual aftermarket part or spare part is identified on the aftermarket contract and represents the standalone selling price for the part.
FMS contracts generally include hardware and software and are bundled with a term-based service contract. The FMS revenue stream has multiple performance obligations that include products, services, or a combination of products and services. WABCO receives a fixed payment for the equipment and certain services and receives a variable payment for the Software-as-a-Service (SaaS) performance obligation based on the number of activated devices. Variable consideration is constrained until the amount of activated devices is known. WABCO allocates the total transaction price to the performance obligations based on the stand alone selling price (SSP) for each obligation. When the SSP does not exist, the Company estimates the SSP based on the adjusted market approach. Revenue is recognized when control of the goods or services transfers to the customer, at a point in time (based on shipping terms) for hardware and over-time as the services are provided for the remaining performance obligations. Management has exercised significant judgment as it relates to the revenue recognition for fleet management services in such areas as determining performance obligations, variable consideration, allocation of transaction price and the timing of revenue recognition.
Revenue recognition prior to January 1, 2018
The Company recognizes revenue when title and risk of loss have transferred, persuasive evidence of arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product offerings contain multiple deliverables including hardware with embedded firmware, back office hosting services, unspecified software upgrades and enhancements related to the software embedded in these products through service contracts, which are considered separate units of accounting. For products under these arrangements, the software and non-software components function together to deliver the tangible product’s essential functionality.

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

Rebates and sales incentives
The Company records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, the Company recorded $51.8 million, $48.6 million and $53.8 million in 2018, 2017 and 2016, respectively, in the accompanying consolidated statements of operations.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. Restricted cash balances are classified as either other current assets or other assets, depending upon the nature of the restriction.

Marketable Investments - Investments in marketable securities may consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company classifies its marketable investments as either short-term or long-term based on the contractual maturity of each underlying instrument, its availability of use in current operations and the Company's holding intention. Prior to the adoption of ASU 2016–01 as discussed in Note 3, marketable securities were accounted for as available-for-sale securities with changes in market value included in other comprehensive income. Subsequent to the adoption of ASU 2016–01 effective January 1, 2018 discussed in Note 3, the net unrealized change in the market value of investments in marketable securities is recorded in other non–operating expense, net in the consolidated statement of operations. As of December 31, 2018, the Company had marketable securities of $135.8 million classified as short-term investments and $2.8 million included in other assets on the consolidated balance sheets. As of December 31, 2017, the Company had marketable securities of $0.6 million classified as short-term investments and had $2.9 million included in other assets on the consolidated balance sheets.

The Company monitors its marketable securities for indications of impairment and recognizes an impairment loss when it is determined the fair value is less than the carrying value. The Company did not recognize any impairment loss on its marketable securities during the years ended December 31, 2018, 2017 or 2016.

Accounts receivable, net - Accounts receivable are recorded at invoiced amounts less the allowance for doubtful accounts.The Company performs ongoing credit evaluations of its customers and records an allowance to reduce receivables to the amount reasonably expected to be collected. In determining the allowance for doubtful accounts WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends. The allowance for doubtful accounts was $10.7 million and $9.4 million at December 31, 2018 and 2017, respectively.

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

The Company may receive customer notes in settlement of accounts receivable, primarily in the Asia Pacific region. The collection of such customer notes receivables are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Notes receivable held by the Company that are secured by bank guarantees are classified as guaranteed note receivable. The Company also accepts unsecured notes in settlement of accounts receivable from certain customers. Notes receivable may be held by the Company until maturity, transferred to suppliers to settle liabilities, or sold to third party financial institutions in exchange for cash.  As of December 31, 2018 and 2017, there was $44.1 million and $39.7 million of guaranteed notes receivable outstanding, respectively, and $2.2 million and $3.3 million of unguaranteed notes receivable outstanding, respectively. See Note 12 for additional information on guaranteed notes receivable.

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

Inventories, net - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) and first–in, first out (FIFO) methods with most inventories valued using the LIFO method. The inventories of an acquired business may be valued using either LIFO or FIFO as the Company considers the cost method that provides for the better matching of costs to the sales. Inventories are categorized as finished products, products-in-process and raw materials. On a quarterly basis, the Company tests its inventory for slow moving and obsolete stock by considering both the historical and expected sales and the Company will record a provision, if needed.

Property, Plant & Equipment, net - Property, plant and equipment balances, including tooling, are stated at cost less accumulated depreciation. WABCO capitalizes costs, including interest during construction of fixed asset additions, improvements, and betterments that add to productive capacity or extend the useful life of the fixed asset. WABCO assesses facilities and equipments for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. Maintenance and repair expenditures are expensed as incurred. Depreciation and amortization are computed on the straight-line method based on the estimated useful life of the asset or asset group, which are 40 years for buildings and 5 to 15 years for machinery and equipment. Tooling may be depreciated over its estimated useful life from 2 to 10 years using the straight–line method or units of production methods.

Equity Method and Non-Marketable Investments - The Company uses the equity method of accounting for equity investments in instances where the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of operations. The carrying value of equity method investments of $10.4 million and $6.5 million at December 31, 2018 and 2017, respectively, is reported in the consolidated balance sheets as investments in unconsolidated joint ventures, and is adjusted for the Company's proportionate share of net earnings and losses, as well as dividends. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate a loss in value of the investment may be other than temporary. This evaluation considers the investee financial condition as well as investee historical and projected results of operations and cash flows. If the actual outcomes for an investee are significantly different from projections, the Company may impair its investment. See Note 18 for additional information on equity method investments.

Prior to the adoption of ASU 2016–01 discussed in Note 3, the Company used the cost method to account for non-marketable equity investments for which it does not control and for which it does not have the ability to exercise significant influence over the entity's operating and financial policies. Upon adoption of ASU 2016–01, the Company has elected the measurement alternative for its investments in equity securities without a readily determinable fair value. Under the measurement alternative, the Company measures its non-marketable investments at cost, less impairment and adjusted for observable price changes for identical or similar investments of the investee. At each reporting period the Company performs a qualitative assessment, considering impairment indicators, to evaluate whether its non–marketable investments are impaired. If the fair value of a non–marketable investment is less than its carrying value, an impairment loss is recognized in an amount equal to the difference between the fair value and the carrying value. See Note 21 for additional information on non–marketable investments

Pre-Production Costs Related to Long-Term Supply Arrangements -The Company may incur pre-production engineering and tooling related costs such as molds, dies, and tools (referred to as “tooling”), for products produced under long-term supply agreements with its customers. If the Company owns the related tooling, or if the Company does not own the tooling but receives a non-cancelable right from its customers to use the related tooling during the supply arrangement, then the costs incurred by the Company are capitalized as part of property, plant and equipment, subject to an impairment assessment, and amortized over the shorter of their useful life or the supply arrangement. If the Company has the contractual right to reimbursement for the tooling, the cost of the tooling is also capitalized as property, plant and equipment, subject to an impairment assessment, pending transfer of ownership and reimbursement from the customer. If there is an estimated loss on an arrangement to provide tooling to a customer, it is recorded in the period in which the loss is estimated and is probable.

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

The Company expects the announced change to an organizational structure managed by business regions in 2019 to impact its determination of its operating segments and reporting units, and will also require the Company to evaluate its goodwill for impairment immediately before and after the change in operating segments. There is no indication that a change in the operating segments of the Company will have a material effect on the consolidated financial statements.

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

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of 2 years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 0.8% in 2018, 0.9% in 2017 and 0.8% in 2016. See Note 16 for additional information on warranties.

Pension and Post-retirement Benefits - Pension and post-retirement pension benefits are provided for substantially all employees of WABCO, both in the United States and abroad through plans specific to each of WABCO's legal entities. Defined benefits pension plans are primarily concentrated in Germany, United Kingdom, Austria, Switzerland and Belgium. In the United States, certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the United States is immaterial to the Company. All pension and post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. WABCO measures the defined benefit and post-retirement plan assets and obligations for purposes of determining their funded status as of the end of the Company's fiscal year, and recognizes changes in the funded status in comprehensive income in the year in which the changes occur. The costs of the benefits provided under these plans are included in the accompanying consolidated financial statements. See Note 14 for additional disclosures.

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

As of December 31, 2018 and 2017, the carrying amount of cash, accounts receivable, accounts payable and short-term borrowings approximated their fair-value due to their short-term nature. The carrying value of short-term investments, investment in repurchase agreements, derivative instruments and long-term debt was determined to approximate fair value based on observable Level 2 inputs. The fair value of short-term investments and investments in repurchase agreements are based on pricing sources for identical instruments in less active markets. The fair value of the guaranteed notes receivable is based on Level 2 inputs, including credit ratings and other criteria observable in the market. The fair value of derivative instruments is determined using model-based valuation techniques for which significant assumptions are observable in the market. The fair value of long-term debt is based upon observable Level 2 inputs regarding interest rates available to the Company at each reporting period.

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

Research, Development and Engineering Expenses - Research, development and engineering costs include research activities, product development and product engineering, and are expensed as incurred. Research, development and engineering costs were approximately $184.4 million in 2018, $147.0 million in 2017 and $135.2 million in 2016.

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

	Year Ended December 31,
	2018	2017	2016
Weighted average incremental shares included in diluted EPS	215,611	235,877	286,078
Shares excluded due to anti-dilutive effect on earnings per share	70	1,626	472

Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments (including translation on intercompany transactions of a long-term investment nature and net investment hedges), pension and post-retirement liability adjustments, unrecognized gains or losses on pensions and post-retirement benefit plans, unrecognized gains or losses on investments prior to the adoption of ASU 2016–01 discussed in Note 3, and unrecognized gains or losses on hedges, and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Stock-Based Compensation - WABCO measures and recognizes in its consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors including stock options, RSUs, PSUs, DSUs and restricted stock grants based on their estimated fair value.

There were no stock options granted to employees during the years ended December 31, 2018, 2017 or 2016. RSUs granted to certain executives and employees and DSUs granted to non–management directors are time–based awards where the stock based compensation expense is measured based on the grant date fair value determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Compensation expense for time-based RSU is amortized using graded vesting over the service period. The fair value of the PSUs is based on the grant date fair value of the number of awards expected to vest based on the Company's best estimate of the ultimate performance against respective targets.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15 Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted, including adoption in any interim period. The Company adopted the provisions of ASU 2018–15 as of October 1, 2018 on a prospective basis. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.
In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for the interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

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

In January 2017, the FASB issued ASU 2017–01 Clarifying the Definition of a Business, which revises the definition of a business and provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2017. The Company adopted the provisions of ASU 2017–01 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

In November 2016, the FASB issued ASU 2016-18 Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2016-18 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

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

In May 2014, the FASB issued ASC 606 which requires revenue to be recognized when a customer obtains control of promised goods and services at an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.
The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The vast majority of sales continue to be recognized at a point in time as customer contracts did not meet the criteria in ASC 606 for over-time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. The complexity of certain contracts requires the Company to assess the criteria for over-time revenue recognition by jurisdiction. The adoption of ASC 606 did not impact the Company’s accounting for reimbursements received from customers related to non-recurring product engineering activities. These activities will continue to be out-of-scope of ASC 606. Overall, the adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and statement of cash flows for the year ended December 31, 2018. See Note 4 for disclosures required by ASC 606 and the updated accounting policy for revenue recognition.
Pending Adoptions of Recently Issued Accounting Standards

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

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718), to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted but no earlier than a company's adoption of ASC 606. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU 2018-02 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities, which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard is effective for the Company beginning January 1, 2020 and will be applied to any annual or interim goodwill impairment assessment after that date. Early adoption is permitted for interim and annual impairment testing after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments-Credit Losses to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016–02 replaces ASC 840 Leases and is codified in ASC 842 Leases. ASU 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective for the Company for the year ending December 31, 2019. The Company regularly enters into operating leases for which current guidance does not require recognition on the consolidated balance sheets. The Company will apply the modified retrospective transition method and elect the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company will recognize the cumulative effect of the transition adjustment as of the effective date, and does not expect to provide any new lease disclosures for periods before the effective date. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will, in effect, continue to account for existing leases in accordance with ASC 840, throughout the entire lease term, including periods after the effective date, with the exception that the Company will apply the new balance sheet recognition guidance for operating leases and apply ASC 842 for remeasurements and modifications after the transition date.

Other key practical expedients elected by the Company (as a lessee) relate to maintaining leases with an initial term of 12 months or less off the balance sheet; not separating lease and non-lease components and the use of the portfolio approach to determine the incremental borrowing rate. For transition purposes, the Company will be using the incremental borrowing rate based on the total lease term and total minimum rental payments.

While the Company continues to finalize its transition adjustments, it anticipates that this standard will result in the recognition of right-of-use assets and leasing liabilities on its consolidated balance sheets of approximately $95 million to $120 million. The Company does not expect a material impact on its consolidated statement of operations.

In connection with the adoption of ASU 2016-02, the Company has assembled a cross-functional team supported by external consultants to evaluate the lease portfolio, systems, processes and policy change requirements. The Company analyzed service contracts not in the form of a lease and did identify certain contracts that met the definition of a lease under ASC 840 and ASC 842 which were included in the right-of-use assets and leasing liabilities estimates mentioned above. Further, the Company analyzed its part sales contracts with OEMs and part purchase contracts from suppliers and did not identify any material leases of production equipment. The Company has also selected a third-party software program to track, store and analyze its leases. The Company has implemented the software program for its leases and as such all material leases have been input into the system.

The Company does not expect the pending adoption of other recently issued accounting standards to have a material impact on its consolidated financial statements.

NOTE 4.	Revenue from Contracts with Customers

The Company follows the guidance under ASC 606 effective January 1, 2018. Revenue under ASC 606 is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, which is typically at a point in time. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. See Note 2 for additional discussion of the revenue recognition accounting policy.

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Year Ended December 31,
(Amount in millions)	2018	2017	2016
OEM (1)	$2,886.9	$2,511.8	$2,101.0
Aftermarket	944.1	792.4	709.0
Total sales	$3,831.0	$3,304.2	$2,810.0

(1)	Sales for 2016 and until the third quarter of 2017 include sales to the Meritor WABCO joint venture, which was acquired in the fourth quarter of 2017, and consolidated from that date.

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Year Ended December 31,
(Amount in millions)	2018	2017	2016
United States	$859.0	$579.6	$399.9
Europe	1,860.7	1,705.3	1,509.2
Other (1)	1,111.3	1,019.3	900.9
Total sales	$3,831.0	$3,304.2	$2,810.0

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 was not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss, net of taxes and noncontrolling interests, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Amount in millions)	2018	2017	2016
Foreign currency translation adjustments :
Balance at beginning of period	$(177.6)	$(328.7)	$(271.2)
Comprehensive (loss)/income before reclassification, net	(65.4)	152.9	(57.5)
Remeasurement of equity investments (1)	—	(1.8)	—
Balance at end of period (2)	(243.0)	(177.6)	(328.7)

Loss on intra-entity transactions :
Balance at beginning of period	(11.8)	(11.4)	(15.2)
Comprehensive (loss)/income before reclassification, net	(0.1)	(0.4)	3.8
Balance at end of period (3)	(11.9)	(11.8)	(11.4)

Unrealized gains on investments:
Balance at beginning of period	0.1	0.2	0.2
Adjustments for the period	(0.1)	(0.1)	—
Balance at end of period	—	0.1	0.2

Unrealized losses on hedges:
Balance at beginning of period	(0.8)	(1.0)	(1.2)
Comprehensive income before reclassification, net	—	0.2	—
Amounts reclassified to earnings, net	0.8	—	0.2
Balance at end of period	—	(0.8)	(1.0)

Pension and post-retirement plans:
Balance at beginning of period	(274.4)	(236.4)	(220.5)
Comprehensive loss before reclassification, net	(12.2)	(56.2)	(26.5)
Amounts reclassified to earnings, net (4)	17.5	18.2	10.6
Balance at end of period	(269.1)	(274.4)	(236.4)

Accumulated other comprehensive loss at end of period	$(524.0)	$(464.5)	$(577.3)

(1) Consists of $1.8 million associated with the foreign currency translation adjustment reclassified to gain on remeasurement of equity method investment in the consolidated statements of operations upon the Company's acquisition of the remaining interests in WABCO Automotive South Africa. See Note 22 for further discussion.

(2) Includes losses of $10.8 million and $27.6 million as of December 31, 2018 and 2017, respectively, net of taxes of $10.7 million and $15.4 million, respectively, related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment.

(3) Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(4) Consists of amortization of prior service cost and actuarial losses that are included as a component of pension expenses within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $7.0 million, $7.9 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 14 for further discussion.

NOTE 6.	Streamlining

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and included a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of December 31, 2018, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of December 31, 2018 related to the 2014/2015 Program was $65.2 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain its global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures or relocations and the rotation of manufacturing footprint to low cost regions (Other Programs).

The following is a summary of changes in the Company’s streamlining program liabilities for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(Amounts in millions)	2018	2017
2014 / 2015 Program
Balance at beginning of period	$16.8	$27.8
Charges	2.2	1.7
Payments	(12.5)	(15.6)
Foreign exchange effects	(0.1)	2.9
Balance at end of period	$6.4	$16.8
Other Programs
Balance at beginning of period	$26.9	$23.4
Charges	11.8	10.3
Payments	(17.8)	(10.0)
Foreign exchange effects	(0.9)	3.2
Balance at end of period	$20.0	$26.9
Total streamlining liability	$26.4	$43.7

As of December 31, 2018 and December 31, 2017, the balance included in other accrued liabilities (current) amounted to $14.8 million and $24.2 million, respectively, while the balance included in other liabilities (non-current) amounted to $11.6 million and $19.5 million, respectively.

The following is a summary of the streamlining costs recorded for the years ended December 31, 2018, 2017 and 2016 :

	Charges for Year Ended December 31, 2018		Charges for Year Ended December 31, 2017		Charges for Year Ended December 31, 2016
(Amounts in millions)	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs	2014/2015 Program	Other Programs
Employee-related charges – cost of sales	$0.1	$3.1	$(1.0)	$8.1	$4.0	$6.9
Employee-related charges – selling and administrative	0.7	6.8	2.3	2.2	(0.2)	3.2
Asset write-offs	—	—	—	—	0.6	—
Other streamlining charges	1.4	1.9	0.4	—	1.7	0.2
Total program costs	$2.2	$11.8	$1.7	$10.3	$6.1	$10.3

Streamlining costs incurred for Other Programs include charges related to footprint relocations and headcount reductions. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $8.7 million, $5.9 million and $6.8 million, respectively, related to headcount reductions primarily driven by its continued cost optimization efforts. The Company also recorded restructuring charges of $3.1 million, $4.4 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to footprint relocations including the anticipated move of its corporate headquarters and the transfer of certain product lines and business processes to best cost countries including India and Poland.

NOTE 7.	Capital Stock

The following is a summary of common stock issued, treasury stock and common stock outstanding for the years ending December 31, 2018, 2017 and 2016.

	Number of Shares of Common Stock
	Issued	Treasury Stock	Outstanding
Balance, December 31, 2015	78,500,084	(21,740,518)	56,759,566
Shares issued upon exercise of stock options	87,047	16,400	103,447
Shares issued upon vesting of RSUs	38,723	9,288	48,011
Shares issued upon vesting of PSUs	67,219	17,675	84,894
Shares issued for DSUs	7,100	—	7,100
Shares issued for stock awards	1,100	—	1,100
Shares purchased for treasury	—	(2,512,200)	(2,512,200)
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	161,687	28,840	190,527
Shares issued upon vesting of RSUs	44,419	3,998	48,417
Shares issued upon vesting of PSUs	24,525	7,175	31,700
Shares issued for DSUs	5,924	—	5,924
Shares purchased for treasury	—	(1,033,000)	(1,033,000)
Balance, December 31, 2017	78,937,828	(25,202,342)	53,735,486
Shares issued upon exercise of stock options	14,964	12,999	27,963
Shares issued upon vesting of RSUs	36,126	8,447	44,573
Shares issued upon vesting of PSUs	21,515	6,009	27,524
Shares issued for DSUs	7,833	—	7,833
Shares purchased for treasury	—	(2,478,454)	(2,478,454)
Balance, December 31, 2018	79,018,266	(27,653,341)	51,364,925

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued a total of 110,831 shares from treasury stock related to certain employee vestings under its equity incentive program.

On December 2, 2016, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2018. During the year ended December 31, 2018, the Company purchased 2,478,454 shares for $300.0 million. As of December 31, 2018, the Company had no availability remaining under this repurchase authorization.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million from January 1, 2019 through December 31, 2020.

NOTE 8.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on its common stock in 2018, 2017 and 2016.

The issuance of stock-based compensation is intended to promote long-term financial success and increase shareholder value by providing the Company with greater flexibility to implement the optimal mix of annual and long-term cash, equity and equity-based incentives. It is also intended to align the interests of employees with the interests of shareholders by affording them certain opportunities to acquire an interest in our stock. The Company believes that these incentives and opportunities will encourage its executives and other key employees to continue employment, by providing them with a competitive level of compensation that varies based on performance.

In May 2018, the existing Amended and Restated WABCO Holdings Inc. 2009 Omnibus Incentive Plan (2009 Restated Omnibus Plan), previously adopted on May 28, 2009, was further amended and restated and was approved by the shareholders at the Annual Meeting of Shareholders. The Company also maintains the 2007 Omnibus Incentive Plan for awards granted prior to the establishment of the 2009 Restated Omnibus Plan. The term of the 2009 Restated Omnibus Plan extends through May 2028. The 2009 Restated Omnibus Plan further places restrictions on vesting for time–based equity incentive awards and places annual limits on incentive awards granted to any single participant. During a calendar year, no participant may receive annual and long-term cash awards that, in the aggregate, exceed $10,000,000. In addition, no participant shall be granted stock options, stock appreciation rights, or both with respect to more than 750,000 shares during any calendar year. No individual shall be granted restricted shares or restricted stock units, with respect to more than 200,000 shares or units as the case may be during any calendar year. If an award granted under the 2009 Restated Omnibus Plan expires or becomes unexercisable without having been exercised in full, or, with respect to full-value incentive awards, is forfeited to or repurchased by the Company, these shares will become available for future grant or sale under the 2009 Restated Omnibus Plan. Shares withheld by the Company to satisfy tax withholding obligations on any equity incentive award would be fully counted against the share authorization.

As of December 31, 2018, a total of 407,911 stock options, RSUs, PSUs and DSUs were outstanding and there were 2,669,703 shares remaining available for grant under the 2009 Restated Omnibus Plan.

The PSUs granted as part of the Company's equity incentive awards vest at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals as approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2018, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly.

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

Total stock-based compensation cost recognized in selling and administrative expenses during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Stock-based compensation	$20.0	$16.4	$13.1

The following tables summarize the stock options, RSUs, PSUs, DSUs and stock awards activity for each of the periods presented:

	Underlying Shares			Weighted - Average Exercise Price
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2015	296,032	95,587	391,619	$43.37
Options Granted	—	—	—	$—
Options Exercised	(49,466)	(54,494)	(103,960)	$38.70
Options Forfeited	—	(128)	(128)	$32.38
Options Outstanding December 31, 2016	246,566	40,965	287,531	$45.07
Options Granted	—	—	—	$—
Options Exercised	(152,419)	(40,882)	(193,301)	$50.90
Options Forfeited	(394)	(83)	(477)	$44.15
Options Outstanding December 31, 2017	93,753	—	93,753	$33.04
Options Granted	—	—	—	$—
Options Exercised	(29,081)	—	(29,081)	$25.50
Options Forfeited	(1,080)	—	(1,080)	$58.85
Options Outstanding December 31, 2018	63,592	—	63,592	$36.05

Exercisable at December 31, 2018	63,592	—	63,592	$36.05

	Underlying Shares	Weighted - Average Grant Date Fair Value
RSUs Outstanding December 31, 2015	153,087	$101.91
RSUs Granted	94,033	$92.59
RSUs Vested	(73,358)	$91.60
RSUs Forfeited	(13,452)	$100.55
RSUs Outstanding December 31, 2016	160,310	$101.27
RSUs Granted	81,116	$118.72
RSUs Vested	(75,887)	$102.67
RSUs Forfeited	(13,358)	$106.32
RSUs Outstanding December 31, 2017	152,181	$109.43
RSUs Granted	68,908	$137.04
RSUs Vested	(66,979)	$107.40
RSUs Forfeited	(7,892)	$120.99
RSUs Outstanding December 31, 2018	146,218	$122.74

	Underlying Shares	Weighted - Average Grant Date Fair Value
PSUs Outstanding December 31, 2015	172,712	$93.31
PSUs Granted	152,010	$82.76
PSUs Vested	(126,840)	$68.10
PSUs Forfeited	(22,192)	$102.46
PSUs Outstanding December 31, 2016	175,690	$101.31
PSUs Granted	72,163	$115.85
PSUs Vested	(48,357)	$103.41
PSUs Forfeited	(25,589)	$103.14
PSUs Outstanding December 31, 2017	173,907	$106.48
PSUs Granted	57,110	$139.93
PSUs Vested	(41,436)	$115.88
PSUs Forfeited	(9,766)	$110.74
PSUs Outstanding December 31, 2018	179,815	$114.70

	Underlying Shares	Weighted - Average Grant Date Fair Value
DSUs Outstanding December 31, 2015	14,989	$86.35
DSUs Granted	9,194	$105.52
DSUs Issued	(7,100)	$88.10
DSUs Outstanding December 31, 2016	17,083	$95.93
DSUs Granted	7,752	$118.75
DSUs Issued	(5,924)	$105.51
DSUs Outstanding December 31, 2017	18,911	$102.28
DSUs Granted	7,208	$127.77
DSUs Issued	(7,833)	$109.85
DSUs Outstanding December 31, 2018	18,286	$109.09

	Shares	Weighted - Average Grant Date Fair Value
Stock Awards granted:
Year ended December 31, 2016	1,100	$107.47
Year ended December 31, 2017	—	$—
Year ended December 31, 2018	—	$—

The table below shows the vesting schedule of the RSUs granted for each of the periods presented:

	Vesting Schedule
	Equal installments over 3 years	After 3 years	Total
RSUs granted in 2016	86,123	7,910	94,033
RSUs granted in 2017	69,253	11,863	81,116
RSUs granted in 2018	65,190	3,718	68,908

As discussed above, the PSUs granted in each of the years ended December 31, 2018, 2017 and 2016 vest, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals. To the extent that the PSUs vest at a level greater (or lesser) than 100% as a result of the final performance achievement, the Company considers the increment (or reduction) in shares vested as additional grants (or forfeitures) in the year of vesting.

The DSUs granted in each of the years ended December 31, 2018, 2017 and 2016 vest immediately upon grant.

As of December 31, 2018, all outstanding stock option awards were fully vested and had a total aggregate intrinsic value of $4.5 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2018, multiplied by the number of shares per each option.

The total intrinsic value of options exercised was $3.1 million, $13.2 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total fair value of shares vested was $15.9 million, $15.1 million and $19.3 million for the years ended December 31, 2018, 2017 and 2016 respectively. The 326,033 of unvested RSUs and PSUs as of December 31, 2018 will result in the recognition of $21.8 million of compensation cost to be recognized over a weighted average period of 2.0 years.

The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2018 was 1.3 years. The tax benefit from stock options exercised during the period amounted to $1.0 million and $2.2 million for the year ended December 31, 2018 and 2017, respectively. It was immaterial for the year ended December 31, 2016.

NOTE 9.	Other Operating and Non-Operating (Income) and Expense, Net

The components of other operating and non-operating (income) and expense, net, are as follow:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Other operating (income)/expense, net
Indemnification costs (1)	$0.7	$16.1	$—
Bank charges	1.3	1.1	1.6
Miscellaneous taxes	5.0	6.1	4.2
Release of contingent consideration (2)	(3.1)	—	—
Government subsidy	(2.8)	(1.6)	—
Other income	(1.5)	(1.1)	(0.5)
	$(0.4)	$20.6	$5.3

Other non-operating expense, net
Pension and post-retirement benefit costs	$36.1	$36.0	$26.0
Guaranteed notes receivable discount fees	2.2	2.3	0.4
Foreign exchange gains, net	(1.8)	(1.2)	(1.5)
Impairment of non-marketable equity securities (3)	5.5	—	—
Loss on debt extinguishment (4)	2.6	—	—
Other (income)/expense, net	(2.3)	0.1	—
	$42.3	$37.2	$24.9

(1)	Indemnification costs in 2017 included expenses recorded primarily related to tax claims in Brazil. See Note 16 for additional information.

(2)	Relates to the release of contingent consideration on the 2016 acquisition of Laydon Composites Ltd.

(3)
Non–marketable equity securities are evaluated for impairment each reporting period and adjusted to their estimated fair value using the measurement alternative, namely cost less impairment and adjusted for observable price changes for identical or similar investments of the investee. See Note 21 for additional information.

(4)	Loss on debt extinguishment resulting from the prepayment of the Senior USD Notes. See Note 15 for additional information.

NOTE 10. Inventories, Net

The components of inventories are as follows:

	Year Ended December 31,
(Amounts in millions)	2018	2017
Finished products	$185.2	$177.8
Products in process	15.3	20.8
Raw materials	137.1	142.6
Inventories, gross	337.6	341.2
Less: inventory reserve	18.5	19.8
Inventories, net	$319.1	$321.4

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties. Prior year balances have been reclassified to conform to the current year presentation, primarily by separately disclosing the inventory reserve. For inventories valued using the LIFO method, the current replacement cost approximated the LIFO carrying cost for 2018 and 2017. Reserves for LIFO amounted to $1.3 million for the years ended December 31, 2018 and 2017.

Inventory reserves amounted to $18.5 million and $19.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease in the reserve balance for 2018 was primarily attributable to foreign exchange impacts ($0.8 million), while the increase in the reserve balance for 2017 was mainly driven by acquisitions and foreign exchange impacts ($2.3 million and $1.8 million, respectively).

NOTE 11. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2018	2017
Land	$26.8	$26.4
Buildings	222.9	187.0
Machinery and equipment	1,088.4	1,057.0
Improvements in progress	38.7	47.9
Gross property, plant and equipment	1,376.8	1,318.3
Less: accumulated depreciation	823.2	796.0
Property, plant and equipment, net	$553.6	$522.3

Depreciation expense, including expense related to assets under capital leases, for the years ended December 31, 2018, 2017 and 2016 was $95.8 million, $84.8 million and $76.0 million, respectively.

Property, plant and equipment, net includes tooling investments of $80.0 million and $70.2 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 12. Guaranteed Notes Receivable

The Company's receivables available for financing include sales to reputable state owned and public enterprises in China that are settled through bankers acceptance drafts which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the original trade debtor. These guaranteed notes are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2018, 2017 and 2016 was $281.6 million, $261.8 million and $114.3 million, respectively. Expenses related to discounting these notes amounted to $2.2 million, $2.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $44.1 million and 39.7 million as of December 31, 2018 and 2017, respectively.

The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2018 or 2017.

NOTE 13. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(Amounts in millions)	2018	2017
Balance of goodwill, beginning of year	$834.7	$399.2
Acquisitions (1)	(3.2)	385.9
Foreign exchange translation	(22.1)	49.6
Balance of goodwill, end of year	$809.4	$834.7

(1) Includes measurement period adjustments in connection with the 2017 acquisitions. See Note 22 for further discussion.

Intangible assets for the years ended December 31, 2018 and 2017 are as follow:

	Year ended December 31,
	2018			2017
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Net Book Value	Gross carrying amount	Accumulated amortization	Net Book Value
Capitalized software	$120.5	$(92.0)	$28.5	$120.3	$(87.6)	$32.7
Customer relationships	161.9	(38.0)	123.9	164.7	(27.6)	137.1
Trade names	81.2	(4.8)	76.4	81.4	(2.7)	78.7
Other intangible assets	58.7	(40.9)	17.8	69.0	(50.9)	18.1
Intangible assets, net	$422.3	$(175.7)	$246.6	$435.4	$(168.8)	$266.6

Amortization expense for intangible assets was $28.9 million, $22.3 million and $22.0 million for the years ended December 31, 2018, 2017 and 2016. The Company expects to incur approximately $30.0 million of amortization expense for each of the next five fiscal years excluding any amortization that may arise from future acquisitions.

NOTE 14. Pension and Post-retirement Benefits

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

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee compensation during the last years of employment or negotiated benefit levels. WABCO recognizes in its consolidated balance sheets an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $716.0 million on the consolidated balance sheet as of December 31, 2018 is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2018 and 2017, and a statement of the funded status as of December 31, 2018 and 2017.

	2018		2017
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$12.4	$889.7	$11.8	$762.0
Service cost	0.8	25.3	0.7	20.8
Interest cost	0.5	16.4	0.5	14.5
Participant contributions	—	0.4	—	0.3
Actuarial (gain)/loss	(0.7)	24.4	0.7	20.9
Plan amendments (1)	—	3.6	—	—
Benefit payments	(1.1)	(28.6)	(1.3)	(29.6)
Foreign exchange effects	(0.1)	(40.1)	—	99.2
Other	—	(1.5)	—	1.6
Obligation at end of year	$11.8	$889.6	$12.4	$889.7

(1) Plan amendments relate to the UK court ruling in 2018 relating to the Guaranteed Minimum Pension (GMP) equalization.

	2018		2017
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$180.4	$—	$177.0
Actual loss on assets (2)	—	(2.2)	—	(8.5)
Employer contributions	1.1	24.8	1.3	23.4
Participant contributions	—	0.4	—	0.3
Benefit payments	(1.1)	(28.4)	(1.3)	(29.6)
Foreign exchange effects	—	(8.6)	—	15.9
Other	—	(1.7)	—	1.9
Fair value of plan assets at end of year	$—	$164.7	$—	$180.4
Funded status at December 31	$(11.8)	$(724.9)	$(12.4)	$(709.3)

Amounts recognized in the balance sheet:
Noncurrent assets (included in other assets)	$—	$—	$—	$—
Current liabilities (included in accrued payroll)	(0.9)	(19.5)	(0.9)	(20.1)
Noncurrent liabilities	(10.9)	(705.4)	(11.5)	(689.2)
Net amounts recognized in balance sheet:	$(11.8)	$(724.9)	$(12.4)	$(709.3)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$—	$4.4	$0.1	$1.1
Net actuarial loss	8.3	369.4	9.5	378.0
Total (before tax effects)	$8.3	$373.8	$9.6	$379.1

(2) Actual loss on assets for the year ended December 31, 2017 was primarily driven by a revaluation of assets managed under insurance contracts as a result of updated census data.

$25.0 million of the amount in other comprehensive income as of December 31, 2018 is expected to be recognized as pension and post-retirement costs in 2019.

The following table provides a summary of pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31:

(Amounts in millions)	2018	2017
For plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$823.3	$880.8
Fair value of plan assets	101.3	177.1
For plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$633.1	$628.2
Fair value of plan assets	35.6	38.1

Total pension and post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Foreign pensions	$60.4	$55.8	$42.3
Health & Life insurance benefits	1.8	1.7	1.9
Total pension and post-retirement benefit costs	$62.2	$57.5	$44.2

The components of pension and post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Service cost - benefits earned during period	$25.3	$20.8	$17.1
Interest cost on projected benefit obligation	16.4	14.5	17.4
Less: assumed return on plan assets	(5.4)	(5.2)	(6.7)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of net loss	24.7	26.1	14.4
Gain on curtailment	(0.7)	(0.5)	—
Pension benefit costs	$60.4	$55.8	$42.3

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Service cost - benefits earned during period	$0.8	$0.7	$1.0
Interest cost on projected benefit obligation	0.5	0.5	0.4
Amortization of net loss	0.5	0.5	0.5
Other post-retirement benefit costs	$1.8	$1.7	$1.9

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

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2018 Health & Life Ins. Benefits	2018 Foreign Pension Plans	2017 Health & Life Ins. Benefits	2017 Foreign Pension Plans
Discount rate	4.30%	1.90%	3.55%	1.87%
Salary growth	N/A	3.71%	N/A	2.85%
Net Periodic Pension Cost for the year
Discount rate	3.55%	1.87%	4.00%	1.79%
Salary growth	N/A	2.85%	N/A	3.03%
Expected return on plan assets	N/A	2.40%	N/A	2.75%

The discount rate assumption in this chart changed from 2017 to 2018, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's rates.

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

Asset Allocation	2018	2017	2018 Target	2017 Target
Debt securities (issued by non-U.S. government agencies)	6%	9%	12%	12%
Mutual funds	32%	29%	27%	27%
Insurance contracts	47%	47%	47%	47%
Investments in collective foundations	14%	15%	14%	14%
Cash	1%	1%	—%	—%

All assets are measured at the current fair value. The fair value of the Company's plan assets as of December 31, 2018 and 2017, for each class of assets, is as follows:

(Amounts in millions)	December 31, 2018	Fair Value Hierarchy
		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$8.9	8.9	$—	$—
Mutual funds	53.4	—	53.4	—
Insurance contracts	77.3	—	—	77.3
Investments in collective foundations	23.8	—	—	23.8
Cash	1.3	1.3	—	—
Total plan assets	$164.7	$10.2	$53.4	$101.1

(Amounts in millions)	December 31, 2017	Fair Value Hierarchy
		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$15.5	$15.5	$—	$—
Mutual funds	52.3	—	52.3	—
Insurance contracts	84.4	—	—	84.4
Investments in collective foundations	27.1	—	—	27.1
Cash	1.1	1.1	—	—
Total plan assets	$180.4	$16.6	$52.3	$111.5

The reconciliation of the fair value of the plan assets measured using significant unobservable (Level 3) inputs for the years ended December 31, 2018 and 2017 was as follows:

(Amounts in millions)	2018	2017
Beginning balance	$111.5	$115.0
Actual loss on assets (1)	(0.4)	(9.4)
Contributions to assets	3.4	2.7
Benefit payments from assets	(7.4)	(9.0)
Transfers	(1.2)	1.9
Foreign exchange effects	(4.8)	10.3
Ending balance	$101.1	$111.5

(1) Actual loss on assets for the year ended December 31, 2017 was primarily driven by a revaluation of assets managed under insurance contracts as a result of updated census data.

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions, including payment of benefits incurred by unfunded plans and health and life insurance benefits, totaled $25.9 million in 2018 compared to $24.7 million in 2017. Contributions in 2019 are expected to be in line with the contributions made during 2018.

Expected future benefit payments from our pension and retirement health and life insurance benefit plans are shown in the table below:

(Amounts in millions)	2019	2020	2021	2022	2023	2024-2028
Domestic plans without subsidy	$0.9	$0.9	$0.8	$0.8	$0.8	$4.5
Foreign pension plans	$25.6	$26.7	$27.1	$27.8	$28.1	$151.8

The weighted average annual assumed rate of increase in the health care cost trend rate was 7.0% for 2017, 6.8% for 2018 and is assumed to reach 6.5% in 2019 and then gradually decline to 4.75% by 2027. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$1.6	$(1.4)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	$0.3	$(0.2)

NOTE 15. Debt

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
	€300.0

The Company paid approximately €1.1 million of debt issuance costs in connection with the Schuldschein Loans, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest under the fixed rate tranches will be paid annually on March 31 of each year, commencing March 31, 2019. Interest under the floating rate tranches are paid semi-annually on March 31 and September 30 of each year, and commenced on September 30, 2018.

As of December 31, 2018, the outstanding debt balance net of unamortized debt issuance costs was €299.1 million ($342.3 million at December 31, 2018 exchange rates). The proceeds from the Schuldschein Loans will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of December 31, 2018.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440.0 million of senior unsecured notes (collectively, the Senior EUR Notes).

(Amounts in EUR millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced July 1, 2017. As of December 31, 2018, the outstanding debt balance, net of unamortized debt issuance costs, was €439.0 million ($502.4 million at December 31, 2018 exchange rates).This debt balance included a revaluation loss of $16.5 million, net of taxes of $15.3 million, related to these notes that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 20 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2018.

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
	$500.0

The proceeds from the Senior USD Notes were used to repay loans outstanding loans under revolving credit facilities, fund share repurchases and acquisitions, refinance existing indebtedness and meet general financing requirements. The Company paid approximately $2.1 million of debt issuance costs in connection with the Senior USD Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability.

On April 30, 2018, the Company prepaid the outstanding principal amount of $500.0 million on the Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million net of taxes, of which the pretax amount, $2.6 million, was recorded in other non-operating expenses in the consolidated statement of operations.

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

On the effective date of the 2018 Facility, the Company repaid the outstanding balance of €104 million and €52 million under the 2015 Facility and 2014 Facility, respectively, and commenced borrowing under the 2018 Facility. As of December 31, 2018, there were no outstanding borrowings on the revolving credit facility.

Under the 2018 Facility, the Company may borrow, on a revolving basis, outstanding loans in an aggregate principal amount at any one time not in excess of $600 million. The proceeds from borrowings under the 2018 Facility will be made available to fund the share repurchase program, finance acquisitions, provide working capital and for other general corporate purposes. Up to $50 million under the 2018 Facility may be used for issuing letters of credit, which was fully unused as of December 31, 2018, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of December 31, 2018.

The following table summarizes the balance of outstanding borrowings on these facilities:

(Amounts in millions)	December 31, 2018	December 31, 2017
2014 Facility	N/A	$82.5
2015 Facility	N/A	303.6
2018 Facility	—	N/A
	$—	$386.1

Incremental ability to borrow	$600.0	$113.9

Interest on loans under the 2018 Facility will be calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of December 31, 2018.

Other Debt

As of December 31, 2018, the Company's various subsidiaries had borrowings from banks totaling $0.5 million which was fully classified as long-term debt. This is in comparison to $0.7 million as of December 31, 2017, of which $0.3 million was classified as long-term debt.

The following table summarizes maturities of long-term debt outstanding as of December 31, 2018.

(Amounts in millions)
2019	—
2020	0.3
2021	68.7
2022	137.3
2023	354.8
Thereafter	286.2
Less: unamortized debt issuance fees	(2.1)
Total long-term debt	$845.2

NOTE 16. Warranties, Guarantees, Commitments and Contingencies

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

The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Balance of warranty costs accrued, beginning of period	$50.9	$49.3	$40.9
Warranty costs accrued	31.3	32.5	48.9
Warranty claims settled	(36.4)	(36.0)	(38.1)
Foreign exchange translation effects	(2.1)	5.1	(2.4)
Balance of warranty costs accrued, end of period	$43.7	$50.9	$49.3
Current liability, included in current portion of warranties	23.3	29.5	32.2
Long-term liability, included in other liabilities	20.4	21.4	17.1

Warranty costs accrued	31.3	32.5	48.9
Less: received and anticipated recoveries from suppliers	(0.5)	(2.0)	(27.4)
Warranty costs net of received and anticipated recoveries	$30.8	$30.5	$21.5

Guarantees and Commitments

Future minimum rental commitments under all non-cancelable operating leases with original terms in excess of one year in effect as of December 31, 2018, are: $30.1 million in 2019; $26.0 million in 2020; $17.3 million in 2021; $13.9 million in 2022; $10.6 million in 2023 and $23.2 million thereafter, amounting to a total of $121.1 million. Rental expense for all operating leases was $23.8 million, $18.2 million and $17.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has uncollateralized bank guarantees totaling $37.3 million of which $25.8 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $8.5 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 12, the Company may receive guaranteed notes receivable in the form of bankers acceptance drafts from its customers in China as payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date against the original debtor. As of December 31, 2018 and 2017, the Company had approximately $28.2 million and $39.5 million, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.2 million including interest ($9.9 million based on December 31, 2018 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of December 31, 2018.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of December 31, 2018 was $20.9 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 17. Income Taxes

Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Income before income taxes:
Domestic	$36.2	$227.3	$14.0
Foreign	427.5	425.3	355.1
	$463.7	$652.6	$369.1
Provision/(benefit) for income taxes:
Current:
Domestic	$1.5	$(9.8)	$1.5
Domestic Transition Tax	5.9	196.4	—
Foreign	65.5	91.3	52.0
	$72.9	$277.9	$53.5
Deferred:
Domestic	$4.6	$(30.0)	$(16.0)
Foreign	(28.2)	(18.2)	84.3
	$(23.6)	$(48.2)	$68.3

Total provision	$49.3	$229.7	$121.8

Our effective tax rate (ETR) of 10.6% for the year ended December 31, 2018 included the following non-recurring items which resulted in our ETR being significantly lower than our statutory rate of 21%:

•
During the fourth quarter of 2018, we recorded a $33.3 million income tax benefit as a result of effectively settling the Belgium Patent Income Deduction (PID) claim for 2013-14, reducing the ETR by 7.2%;

•
During the fourth quarter of 2018, we recorded an $11.4 million income tax benefit related to the settlement of a transfer pricing arbitration claim between Germany and Belgium, reducing the ETR by 2.5%.

In addition, during 2018, our ETR continues to benefit from the availability of various tax incentives and programs in foreign jurisdictions including the Belgium PID, China High & New Technology Enterprise (HNTE) and a Dutch hybrid group financing structure. We recorded a current year tax benefit of $22.9 million, reducing the ETR by 4.9% for the Belgium PID, which is due to expire in June 2021.

Belgium Excess Profit Ruling

The Belgian Tax Code contained provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling (EPR) program. WABCO qualified for the EPR program in 2012. On January 11, 2016, the European Commission ruled that the EPR program permitted under Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the "Decision"). As a result, the European Commission required Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a “clawback”). The Company recorded an income tax provision of $69.3 million during 2016 with respect to the clawback of all the tax benefits obtained under the EPR program for tax years 2012 to 2014. This income tax provision did not have any cash impact because the Company had net operating losses (NOLs) available to deduct against the incremental taxable profit. The Company together with the Belgian State and a number of other impacted Belgian taxpayers appealed the Decision before the General Court of the European Union (the General Court). As a result of the Decision, the Company previously sought and obtained an alternative tax relief for 2015 and future years under the Belgium PID program and requested approval to apply the PID for years 2013-14.

In the fourth quarter of 2018, we received confirmation from the Belgian Tax authorities that our request for PID benefits, applicable for years 2013-14, was approved by the Recovery Team of the European Commission and as a result we recorded a tax benefit of $33.3 million. The remaining unrecognized tax benefit related to the EPR program is $32.9 million and includes cumulative translation adjustments of $3.0 million and a cumulative decrease of $6.1 million for revaluation resulting from 2017 Belgium tax reform.

On February 14, 2019, the General Court issued a judgment to annul the Decision. See Note 23 for discussion.

The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (The Tax Act). The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, implementing a territorial tax system, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated and the modification or repeal of many business deductions and credits. The reduction in corporate tax rate from 35% to 21% significantly impacts the reconciliation of effective income tax rate as most foreign jurisdictions in which we have significant operations have a statutory tax rate higher than 21% but less than 35%.

While the Tax Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (GILTI) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on foreign subsidiary's tangible assets. The GILTI tax expense is primarily caused by a U.S. foreign tax credit limitation which requires an allocation of interest expense to the GILTI income, effectively rendering the allocated interest expense non-deductible. The GILTI provision has resulted in a $1.5 million increase in income tax expense for 2018.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. During 2017, the Company recognized provisional income tax expense of $100.0 million. The provisional U.S. tax is comprised of the estimated transition tax payable with the Company's U.S. tax filings of $196.4 million offset by the reversal of previously recorded deferred tax liabilities on outside basis differences in foreign subsidiaries of $96.4 million. During 2018, the Company recognized $5.8 million of income tax expense related to the final transition tax payable of $202.2 million included on the Company's 2017 U.S. tax filing. In addition, we recognized $2.0 million of income tax expense related to changes in the revaluation of deferred tax assets and liabilities, which was primarily due to finalization of R.H. Sheppard Co., Inc. purchase accounting. The Company recognized a deferred tax benefit of $32.4 million to reflect the reduced U.S. tax rate and other effects of the Tax Act as of December 31, 2017. The accounting for the tax effects of the Tax Act has been completed in 2018.

Belgium Tax Reform

 On December 25, 2017, Belgium enacted tax legislation including a reduction in the corporate tax rate, decreasing from 33.99% to 29.58% in 2018 and then to 25.00% beginning in 2020. During 2018 and 2017, the Company recognized income tax expense of $5.2 million and $13.8 million, respectively, related to the remeasurement of our net deferred tax assets at the tax rate the underlying items are expected to be realized.

Reconciliation of Effective Income Tax Rate

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 21.0% in 2018 and 35.0% in 2017 and 2016 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Tax provision at statutory rate	$97.4	$228.3	$129.2
State income taxes, net	(2.6)	8.9	0.2
Foreign earnings taxed at other than statutory rate	33.2	(21.6)	(28.5)
Decrease in valuation allowance	(10.6)	(1.8)	(0.4)
Unremitted foreign earnings	—	—	(0.5)
2013-14 PID claim (2018) / EPR Clawback (2016)	(33.3)	—	69.3
Patent Income Deduction	(22.9)	(21.7)	(20.8)
High & New Technology Enterprise (HNTE)	(8.7)	(10.5)	(7.6)
Hybrid financing structure	(11.4)	(11.5)	(11.1)
Notional Interest Deduction (NID)	(1.0)	(1.7)	(2.9)
Change in other uncertain tax positions	2.1	0.6	(10.6)
Equity compensation	2.0	(2.4)	4.6
Belgium tax rate change	5.2	13.8	—
U.S. tax rate change	2.0	(32.4)	—
Net U.S. transition tax	5.8	100.0	—
Other, net	(7.9)	(18.3)	0.9
Total provision	$49.3	$229.7	$121.8

The effective income tax rates for 2018, 2017 and 2016 were 10.6%, 35.2% and 33.0%, respectively.

The Company has operations and a taxable presence in countries outside the United States and all of these countries have a tax rate that is different than the rate in the U.S. The countries in which the Company has a material presence and where the foreign earnings are taxed at a rate significantly other than 21% include Belgium, Brazil, China, Germany, India and the Netherlands. The tax effect of foreign earnings taxed at other than the statutory rate is an increase of $33.2 million and a decrease of $21.6 million and $28.5 million in 2018, 2017 and 2016, respectively. The increase in 2018 is largely due to the change in the U.S. statutory rate from 35% to 21% beginning from January 1, 2018.

Deferred Tax Assets and Liabilities

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2018	2017
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$17.6	$22.0
Basis difference in subsidiaries	65.0	66.8
Intangibles	12.5	15.9
	$95.1	$104.7

Deferred tax assets:
Net operating losses and tax credits	$8.5	$28.3
Post-retirement and other employee benefits	149.3	143.3
Capitalized assets	69.2	50.2
Inventory	1.6	1.6
Warranties	2.1	3.0
Unrealized foreign exchange losses	10.0	13.2
Other	17.5	13.3
	$258.2	$252.9

Valuation allowances	(1.8)	(12.4)
Net deferred tax assets	$161.3	$135.8

As at December 31, 2018, Management considered new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

At December 31, 2017 the Company had a valuation allowance recorded against Belgian deferred tax assets related to a transfer pricing arbitration claim between Germany and Belgium. During the fourth quarter of 2018, the Company successfully settled the arbitration claim and Belgium accepted an additional tax deduction of $38.6 million. As a result, the Company reversed the associated valuation allowance of $11.4 million. The amount was offset by other valuation allowance changes of $0.8 million resulting in a net benefit of $10.6 million.

Management has determined that $1.8 million of its deferred tax assets in certain jurisdictions will not be realized since evidence such as historical operating profits resulted in a lack of taxable earnings during the most recent three-year period ended December 31, 2018, and the lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses.

Tax Loss Carryforwards

As of December 31, 2018, the Company has $151.8 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $139.7 million of such NOLs have an unlimited life and the remainder of $12.1 million is available for periods of up to 20 years. The net operating loss carryforwards include $125.0 million for which unrecognized tax benefits of $34.8 million have been recorded at December 31, 2018.

Unrecognized Tax Benefits

The Company conducts business globally and, as a result, it files income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world and has significant presence in the following jurisdictions: Belgium, Brazil, China, Germany, India, the Netherlands, Poland and the U.S. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2008. However, the Belgium and U.S. federal income tax returns are no longer subject to examination through years 2012 and 2014, respectively.

Unrecognized tax benefits as of December 31, 2018 amounted to $40.2 million of which $34.8 million has been offset against deferred tax assets as stated above. The Company believes that $2.2 million of the remaining unrecognized tax benefits will be settled during 2019. The Company is currently unable to estimate the timing of payment of the remaining unrecognized tax benefits of $3.2 million. Total accrued interest as of December 31, 2018, 2017 and 2016 was approximately $0.6 million, $0.4 million and

$0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax benefits (exclusive of interest) is as follows:

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Beginning balance, January 1	$71.6	$69.4	$14.6
Additions for tax positions related to current year	—	1.7	66.7
Additions for tax positions related to prior years	3.4	4.2	—
Reductions for tax positions related to prior years	(35.4)	(3.4)	(1.1)
Cash settlements	—	(0.2)	—
Expirations of statute of limitations	—	(0.1)	(10.8)
Ending balance, December 31	$39.6	$71.6	$69.4

During 2018, the Company reduced its unrecognized tax benefit by a net $32.0 million, which is primarily related to the EPR/PID clawback of $33.3 million, as a result of receiving PID benefits for years 2013-14. The remaining difference includes a net increase in other unrecognized tax positions of $3.6 million, which was slightly offset by a decrease of $2.3 million as a result of foreign currency translation adjustments.

During 2017, the Company reduced its unrecognized tax benefit related to the EPR/PID clawback by $8.0 million as the result of Belgian tax rate changes; however, the unrecognized tax benefit increased by $9.0 million as the result of foreign currency translation. During 2016, the Company recorded an unrecognized tax benefit related to the EPR/PID clawback of $69.3 million net of $4.1 million of foreign currency translation adjustments. Further, during 2016, the Company reversed unrecognized tax benefits due primarily to the expiration of the applicable statute of limitation of $11.9 million net of $0.6 million of foreign currency translation adjustments.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($50.7 million at December 31, 2018 exchange rates). In addition, a penalty assessment was issued in March for INR 2.1 billion ($30.7 million at December 31, 2018 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no unrecognized tax benefit has been recorded. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, equivalent to $7.6 million at December 31, 2018 exchange rates) during the next twelve months. The assessed penalty has been held in abeyance pending the appeal. As of December 31, 2018, the Company has deposited installments totaling INR 400.0 million ($5.7 million at December 31, 2018 exchange rates) which are recorded in other assets on the consolidated balance sheet.

As of December 31, 2018 and 2017, there were $39.6 million and $71.6 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

Indefinite Reinvestment of Foreign Earnings

Non-U.S. income taxes are provided for the reversal of basis differences on investments in foreign subsidiaries not deemed to be indefinitely reinvested in the local countries. Non-U.S. income taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested of $29.0 million as of December 31, 2018. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation related to how income basis differences would be repatriated.

NOTE 18. Related Party Transactions

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

The equity method investments held by the Company and its respective ownership interests at December 31, 2018 include the following:

Entity	Description	Ownership %
WABCOWURTH Workshop Services GmbH (WABCOWURTH)	Supplier of diagnostic systems	50.0%
Sino-American RH Sheppard Hubei Steering Systems LTD (Sheppard Hubei)	Provider of steering gear solutions in China	50.0%
China Source Engineered Components Trading Corporation Ltd (SSCS)	Wholesaler of machined parts	37.5%
Shanghai G7 WABCO IOT Technology Co Ltd (G7)	Developer of fleet management solutions	50.0%

WABCO received no dividends from its equity method investees during the year ended December 31, 2018, versus $22.6 million and $29.8 million for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the Company's sales and purchases with related parties:

	WABCO Sales to			WABCO Purchases from
(Amounts in millions)	2018	2017	2016	2018	2017	2016
WABCOWURTH	$0.2	$0.2	$0.2	$0.5	$0.2	$0.3
Sheppard Hubei	—	1.2	—	—	0.1	—
SSCS	—	—	—	—	0.5	—
G7	—	—	—	0.2	—	—
Meritor WABCO	—	156.8	167.6	—	0.1	0.1
WABCO Automotive South Africa	—	4.7	3.6	—	—	—

The following table summarizes receivables and payables with related parties:

	WABCO Receivables from		WABCO Payables to
(Amounts in millions)	2018	2017	2018	2017
Sheppard Hubei	$0.4	$1.6	$—	$—
SSCS	—	—	—	0.1

Consolidated Joint Ventures

WABCO has four fully consolidated joint ventures as of December 31, 2018. The first of these joint ventures is in Japan with Sanwa-Seiki where the joint venture distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

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

The fourth joint venture is with FAW Jiefang (FAW), to accelerate WABCO's single-piston air disc brake technology in China. WABCO's ownership interest in the joint venture with FAW is 60%. This joint venture was created during the fourth quarter of 2018 and will commence its manufacturing activity in 2019.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture partners	2018	2017	2016	2018	2017	2016
Sanwa-Seiki	$—	$—	$—	$22.1	$25.6	$22.8
Cummins	96.4	83.4	75.7	—	—	0.1
FUWA	9.3	6.9	7.1	—	—	—

NOTE 19. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Our largest customer is Daimler, which accounted for 14% of our sales in 2018, 11% in 2017 and 10% in 2016. Volvo, our next largest customer, accounted for 11% of our sales in 2018, and 8% in 2017 and 2016.

North American sales for the years ended December 31, 2018, 2017 and 2016 accounted for 23%, 18% and 14% of total sales, respectively. European sales for the years ended December 31, 2018, 2017 and 2016 accounted for 49%, 52% and 54% of total sales, respectively. Asian sales for the years ended December 31, 2018, 2017 and 2016 accounted for 23%, 26% and 24% of total sales, respectively. We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. The Company continues to be strengthened in Asia through an extensive network of suppliers, manufacturing sites and engineering hubs.

During the fourth quarter of 2018, the Company disclosed a new organizational structure managed by business regions. The Company is currently in the implementation phase of this new structure including defining its revised internal reporting to the chief operating decision maker. The financial reporting to the Company's chief operating decision maker has remained unchanged as of December 31, 2018 and as of the filing date of February 15, 2019.

Geographic Data

	Year Ended December 31,
(Amounts in millions)	2018	2017	2016
Product Sales:
OEM	$2,886.9	$2,511.8	$2,101.0
Aftermarket	944.1	792.4	709.0
Total sales	$3,831.0	$3,304.2	$2,810.0

Sales - Geographic distribution (a):
United States	$859.0	$579.6	$399.9
Europe (countries below are included in this total)	1,860.7	1,705.3	1,509.2
Germany	700.9	676.3	618.9
France	109.8	93.5	83.6
Netherlands	131.8	115.2	108.8
Sweden	222.3	214.2	185.9
Other (countries below are included in this total)	1,111.3	1,019.3	900.9
Japan	118.4	115.4	107.7
China	387.8	411.9	290.4
Brazil	115.2	88.9	71.4
India	283.7	231.3	202.1
Total sales	$3,831.0	$3,304.2	$2,810.0

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2018	2017	2016
Long-lived Assets (b)
Geographic distribution:
United States	$711.9	$715.3	$92.6
Europe (countries below are included in this total)	710.3	706.1	623.6
Germany	353.3	315.2	262.0
Poland	152.8	153.6	126.0
Other (countries below are included in this total)	272.4	290.2	236.2
India	113.0	106.6	94.6
China	58.1	56.5	54.6
Total long-lived assets	$1,694.6	$1,711.6	$952.4

(b)	Amounts are presented on a net basis and exclude deferred tax assets and investments in unconsolidated joint ventures.

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2018 and 2017, the Company designated Euro-denominated loans of €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) and €763.0 million (approximately $912.0 million at December 31, 2017 exchange rate) as hedges of its net investment in these subsidiaries. For the twelve-month periods ended December 31, 2018 and 2017, the Company recorded a gain of $16.8 million, net of taxes of $4.7 million, and a loss of $43.2 million, net of taxes of $25.1 million, respectively, in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2018 and 2017, the Company had the following net outstanding notional amounts related to foreign currency forward contracts:

(Amount in millions)			As of December 31, 2018		As of December 31, 2017
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	849.0	123.4	550.0	84.2
Hong Kong Dollar	HKD	EUR	285.0	36.4	250.0	32.0
British Pound	GBP	EUR	11.7	14.9	9.5	12.8
US Dollar	USD	EUR	*	*	294.2	294.2
Polish Zloty	PLN	EUR	*	*	64.0	18.3

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of December 31, 2018 and 2017, respectively, the aggregate notional amount of forward contracts outstanding was €170.2 million ($194.8 million at December 31, 2018 exchange rates) and €416.4 million ($497.7 million at December 31, 2017 exchange rates) with an average duration of 1 month. The fair value of the derivatives amounts amounted to $0.6 million and $2.0 million as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized net losses on its derivative instruments of $1.1 million and $6.0 million, respectively. When combined with the revaluation of assets and liabilities, these foreign exchange contracts resulted in net non-operating gains of $2.9 million and $1.9 million in 2018 and 2017, respectfully.

NOTE 21. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 were as follow:

	As of December 31, 2018
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$209.4	$—	$209.4
Foreign currency derivative assets(b)	—	0.6	—	0.6

	As of December 31, 2017
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$83.0	$—	$83.0
Foreign currency derivative assets(b)	—	2.0	—	2.0

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds.The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized loss on short–term and other investments still held at the reporting date was immaterial for the years ended December 31, 2018 and 2017.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

During the third quarter of 2018, the Company determined that the carrying value of one of its non-marketable investments exceeded its estimated fair value and recognized an impairment of $5.5 million in other non-operating expense, net. The impairment loss recognized considers updated financial information received from the investee indicating that the estimated fair value of the business had declined below the amount previously estimated by the Company determined using discounted cash flow and multiple exit assumptions. There were no observable price changes for identical or similar instruments that would require the Company to further adjust its non–marketable equity investments to their fair value. The carrying value determined using the measurement alternative of the non-marketable investments was $25.4 million and $30.9 million at December 31, 2018 and 2017, respectively.

NOTE 22. Business Combinations

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date is final as of December 31, 2018. During the year ended December 31, 2018, the Company made adjustments to the purchase price allocation, to increase intangible assets, accrued liabilities, inventories, other current receivables and property, plant and equipment by $7.3 million, $2.4 million, $0.7 million, $0.3 million and $0.3 million, respectively. This resulted in a total net decrease of $6.2 million to goodwill. The following table summarizes the final allocation of the purchase consideration:

(Amounts in millions)
Accounts receivable	$1.8
Inventories	2.1
Other current assets	0.3
Property, plant and equipment	1.1
Intangible assets	7.3
Accrued liabilities	(3.5)
Identifiable net assets	$9.1
Goodwill	5.9
Total estimated fair value of net assets	$15.0
Less: fair value of equity method investment	(7.1)
Net purchase consideration	$7.9

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

In connection with the acquisition, the Company entered into a new ten-year distribution agreement with a Meritor affiliate to serve as the exclusive distributor for a certain range of WABCO’s Aftermarket products in the U.S. and Canada and its non-exclusive distributor in Mexico. The Company has the option to reacquire the distribution rights, and Meritor has the option to put these distribution rights to the Company, at certain points until April 2021 for an exercise price between $225 million and $265 million, based on the earnings of the distribution business.

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

During the year ended December 31, 2018, adjustments to the purchase price allocation were not material. The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date has been final as of September 30, 2018. The following table summarizes the final allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$16.4
Accounts receivable	38.6
Inventories	43.5
Other current assets	0.3
Property, plant & equipment	2.1
Intangible assets	165.0
Accounts payable	(56.2)
Accrued liabilities	(17.4)
Identifiable net assets acquired	$192.3
Goodwill	321.0
Total fair value of net assets	$513.3
Less: fair value of equity method investment	(258.0)
Less: elimination of unrealized profits on inventory	(5.3)
Net purchase consideration	$250.0

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

Acquisition of R.H. Sheppard Co., Inc.

On September 18, 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for cash consideration of $165.2 million, excluding cash acquired of $17.1 million, resulting in net cash paid of $148.1 million. During the first quarter of 2018, the purchase price was adjusted under the purchase agreement for an additional cash payment of $6.4 million, bringing the total purchase price to $165.2 million. Sheppard is a supplier of steering technologies, precision-engineered engine pumps and remanufacturing services for commercial vehicles.

The allocation of the purchase consideration to the assets acquired and liabilities assumed as of the acquisition date has been final as of September 30, 2018. During the year ended December 31, 2018, the Company made adjustments to the purchase price allocation, to increase property, plant and equipments and other liabilities by $17.4 million and $8.0 million, respectively, and to decrease inventories, intangible assets, accrued expenses and deferred tax liabilities by $3.3 million, $2.8 million, $0.5 million and $3.2 million, respectively. This resulted in a total net decrease of $0.6 million to goodwill, considering the increase to the purchase price of $6.4 million mentioned above. The following table summarizes the allocation of the net purchase consideration:

(Amounts in millions)
Cash & cash equivalents	$17.1
Accounts receivable	17.5
Inventories	21.4
Other current assets	1.1
Property, plant & equipment	66.4
Intangible assets	23.1
Other assets acquired	4.8
Trade payables	(4.3)
Accrued expenses	(4.2)
Deferred tax liabilities	(22.6)
Other Liabilities	(8.0)
Identifiable net assets acquired	$112.3
Goodwill	52.9
Net purchase consideration	$165.2

The intangible assets include amounts recognized for the fair value of customer-based assets and developed technology. The fair value of intangible assets was determined based on an income and cost approach. The intangible assets are being amortized over a weighted-average useful life of approximately 14 years. The goodwill generated is primarily attributable to expected synergies and is not deductible for tax purposes. The transaction-related costs were expensed as incurred and were recorded within operating expenses. The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented and as a result, no pro forma financial statements have been presented.

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

NOTE 23. Subsequent Events

Subsequent to December 31, 2018, the General Court issued a judgment to annul the Decision of the European Commission, which had previously declared the Belgium EPR regime as illegal and incompatible with European State Aid law. As of December 31, 2018, the Company had recorded an unrecognized tax benefit of $32.9 million for the remaining EPR deductions.  The Company anticipates the European Commission to announce its intention whether to appeal the judgment during 2019, at which time we will reassess this unrecognized tax benefit.

NOTE 24. Quarterly Data (Unaudited)

	Year 2018
(Amounts in millions)	First	Second	Third	Fourth
Sales	$1,003.3	$1,001.2	$914.8	$911.6
Cost of sales	694.3	690.9	639.7	633.5
Gross profit	309.0	310.3	275.1	278.1
Income before income taxes	133.0	132.8	93.3	104.6
Income tax expense/(benefit)	26.3	23.5	13.5	(14.0)
Net income attributable to Company	$100.7	$104.4	$74.5	$114.5
Net income per common share
Basic	$1.87	$1.96	$1.42	$2.21
Diluted	$1.87	$1.95	$1.41	$2.20

	Year 2017
(Amounts in millions)	First	Second	Third	Fourth
Sales	$747.3	$795.0	$827.8	$934.1
Cost of sales	507.1	547.5	578.2	657.5
Gross profit	240.2	247.5	249.6	276.6
Income before income taxes	99.6	105.5	88.7	358.8
Income tax expense	15.3	14.0	14.4	186.1
Net income attributable to Company	$80.7	$87.2	$69.8	$168.3
Net income per common share
Basic	$1.49	$1.62	$1.30	$3.13
Diluted	$1.48	$1.61	$1.30	$3.12

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young Bedrijfsrevisoren BCVBA/Reviseurs d'Entreprises SCCRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited WABCO Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, WABCO Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in the Index at Item 15(a) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

Diegem, Belgium
February 15, 2019

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2018, 2017 and 2016
(Amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Expense	Deductions	Foreign Currency Translation Effects	Balance End of Period
2018:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	9,358	2,205	(390)	(438)	10,735
2017:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	6,479	2,460	(445)	864	9,358
2016:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	5,895	1,591	(830)	(177)	6,479

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

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.2 to the Company’s Form 10-K (File No. 001-33332), filed on July 19, 2018 and herein incorporated by reference).

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

10.4
Amended and Restated WABCO Holdings Inc.2009 Omnibus Incentive Plan (previously filed as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 19, 2013 and herein incorporated by reference).**

10.5
Amendment No. 1 to the Amended and Restated WABCO Holdings Inc.2009 OmnibusIncentive Plan (previously filed as Exhibit 10.1 the Company's Form 10-Q (File No. 001-33332), filed on April 21, 2017 and herein incorporated by reference).**

10.6
Amended and Restated WABCO Holdings Inc. Omnibus Incentive Plan (previously filed as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 12, 2018 and herein incorporated by reference).**

10.7
Form of Indemnification Agreement for executive officers and members of the Board of Directors (previously filed as Exhibit 10.6 to the Company's Form 10-12B, as amended (File No. 001-33332), filed on May 23, 2007 and herein incorporated by reference).**

10.8
Form of WABCO Holdings Inc. Stock Option Grant Agreement for U.S. Employees (previously filed as Exhibit 10.7 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.9
Form of WABCO Holdings Inc. Stock Option Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.8 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.10
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for U.S. Employees (previously filed as Exhibit 10.9 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.11
Form of WABCO Holdings Inc. Restricted Unit Grant Agreement for Non-U.S. Employees (previously filed as Exhibit 10.10 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.12
Form of WABCO Holdings Inc 2009 Omnibus Incentive Plan Performance-Based Restricted Unit Grant Agreement (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on July 28, 2011 and herein incorporated by reference).**

10.13
Form of Director Deferred Stock Unit Award Agreement under the WABCO Holdings Inc 2009 Omnibus Incentive Plan (previously filed as Exhibit 10.2 to the Company's Form 10-Q (File No. 001-33332), filed on July 26, 2013 and herein incorporated by reference).**

10.14
WABCO Holdings Inc. Change of Control Severance Plan (previously filed as Exhibit 10.11 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.15
Amendment No. 1 to WABCO Holdings Inc. Change of Control Severance Plan, (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on July 14, 2008 and herein incorporated by reference).**

10.16
Amendment No. 2 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.14 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.17
Amendment No. 3 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of January 1, 2012 (previously filed as Exhibit 10.17 to the Company's Form 10-K, as amended (File No. 001-33332), filed on February 17, 2012 and herein incorporated by reference).**

10.18
Amendment No. 4 to WABCO Holdings Inc. Change of Control Severance Plan, effective as of November 30, 2012 (previously filed as Exhibit 10.18 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

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

10.10	WABCO Holdings Inc. Supplemental Savings Plan (previously filed as Exhibit 10.20 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).**

10.22
Amendment to WABCO Holdings Inc. Supplemental Savings Plan, effective as of December 31, 2008 (previously filed as Exhibit 10.18 to the Company's Form 10-K (File No. 001-33332), filed on February 24, 2009 and herein incorporated by reference).**

10.23
Non-Qualified Deferred Compensation Program for Belgian Executives (Summary of French Language Program Document) (previously filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 001-33332), filed on May 7, 2009 and herein incorporated by reference).**

10.24
Management Agreement, effective as of January 1, 2012 between WABCO Europe SPRL/BVBA and Jacques Esculier (previously filed as Exhibit 10.31 to the Company’s Form 10-K (File No. 001-33332), filed on February 15, 2013 and herein incorporated by reference).**

10.25
Long-Term Incentive Award Agreement effective as of February 6, 2018 between WABCO Holdings Inc. and Jacques Esculier (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on April 19, 2018 and herein incorporated by reference). **

10.26
Management Agreement effective January 1, 2012 between WABCO Europe SPRL/BVBA and Nick Rens (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on October 20, 2016 and herein incorporated by reference).**

10.27
Management Agreement effective July 1, 2014 between WABCO Europe SPRL/BVBA and Nicolas Bardot (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on July 20, 2017 and herein incorporated by reference).**

10.28
Management Agreement effective January 1, 2012 between WABCO Europe SPRL/BVBAand Jorge Solis (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 20, 2017 and herein incorporated by reference).**

10.29	Settlement Agreement effective November 28, 2018 between WABCO Europe SPRL/BVBA and Jorge Solis. **

10.30	Employment Agreement and Benefits Letter effective December 28, 2018 between WABCO Global GmbH and Alexander De Bock.**

10.31
Management Agreement effective April 5, 2018 between WABCO Europe SPRL/BVBA and Roberto Fioroni (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on April 19, 2018 and herein incorporated by reference).**

10.32
Stock Purchase Agreement, made on February 12, 2014, among Creafund Transics Shares Stille Maatschap, Ludwig Lemenu, Walter Mastelinck, Cassel BVBA, Uniholding SA and WABCO Europe BVBA (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33332), filed on April 25, 2014 and herein incorporated by reference).

10.33
Note Purchase Agreement, dated May 8, 2015, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33332), filed on May 11, 2015 and herein incorporated by reference).

10.34
Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 24, 2015 (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33332), filed on July 24, 2015 and herein incorporated by reference).**

10.35
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

10.36
Amendment Agreement dated June 25, 2018 relating to a $600,000,000 Amended and Restated Facility Agreement for WABCO Holdings Inc. coordinated by Citigroup Global Markets Limited and arranged by Bank of America Merrill Lynch International Limited, BNP Paribas Fortis SA/NV, Citigroup Global Markets Limited, HSBC Bank plc, Brussels Branch, ING Belgium SA/NV, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.), and UniCredit Bank AG (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on June 26, 2018 and herein incorporated by reference))

10.37
Note Purchase Agreement, dated October 17, 2016, among WABCO Holdings Inc. and each of the purchasers party thereto (previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-33332), filed on October 20, 2016 and herein incorporated by reference).

10.38
Promissory Loan Agreement in the principal amount of € 10 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

10.39
Promissory Loan Agreement in the principal amount of € 40 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

10.40
Promissory Loan Agreement in the principal amount of € 50 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

10.41
Promissory Loan Agreement in the principal amount of € 60 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

10.42
Promissory Loan Agreement in the principal amount of € 60 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

10.43
Promissory Loan Agreement in the principal amount of € 80 million, dated March 22, 2018, among WABCO Europe BVBA, UniCredit Bank AG, and WABCO Holdings Inc. (previously filed as Exhibit 10.6 to the Company’s Form 8-K (File No. 001-33332), filed on March 28, 2018 and herein incorporated by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of Ernst & Young Bedrijfsrevisoren BCVBA/Réviseurs d'Entreprises SCCRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, Dr. Juergen Gromer, Henry R. Keizer, Michael T. Smith, Thomas Gross, Jean-Paul L. Montupet and David N. ("Nick") Reilly).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings Inc.'s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on February 15, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Consolidated Financial Statements.

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 15, 2019
Jacques Esculier	(Principal Executive Officer)

/s/ Roberto Fioroni	Chief Financial Officer	February 15, 2019
Roberto Fioroni

/s/ Sean Deason	Vice President Controller and Investor Relations	February 15, 2019
Sean Deason

*	Director	February 15, 2019
Jean-Paul L. Montupet

*	Director	February 15, 2019
G. Peter D'Aloia

*	Director	February 15, 2019
Dr. Juergen Gromer

*	Director	February 15, 2019
Henry R. Keizer

*	Director	February 15, 2019
Michael T. Smith

*	Director	February 15, 2019
Thomas Gross

*	Director	February 15, 2019
David N. ("Nick") Reilly

* Signed by Attorney-in-fact

/s/ Lisa J. Brown
Lisa J. Brown Attorney-in-fact