Form 10-Q
period 2019-03-31
WABCO Holdings Inc.
filed 2019-04-26
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8481962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Giacomettistrasse 1, 3000 Bern 31, Switzerland
1220 Pacific Drive, Auburn Hills, Michigan	48326-1589
(Address of principal executive offices)	(Zip Code)
Chaussée de la Hulpe 166, 1170 Brussels, Belgium (Former name or former address)
Registrant’s telephone number, including area code +41 315 813 300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 15, 2019	51,232,761

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2019	2018
Sales	$932.9	$1,003.3
Cost of sales	660.0	694.3
Gross profit	272.9	309.0
Operating expenses:
Selling and administrative expenses	120.4	113.5
Research, development and engineering expenses	48.4	50.7
Other operating income, net	(1.1)	(2.2)
Operating income	105.2	147.0
Equity income of unconsolidated joint ventures, net	0.6	0.4
Other non-operating expense, net	(5.9)	(11.4)
Interest income/(expense), net	0.1	(3.0)
Income before income taxes	100.0	133.0
Income tax expense	12.1	26.3
Net income including noncontrolling interests	87.9	106.7
Less: net income attributable to noncontrolling interests	3.7	6.0
Net income attributable to Company	$84.2	$100.7
Net income attributable to Company per common share
Basic	$1.64	$1.87
Diluted	$1.64	$1.87
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	51,233,141	53,740,732
Diluted	51,330,942	53,890,432

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Net income including noncontrolling interests	$87.9	$106.7
Other comprehensive income:
Currency translation adjustments	14.4	23.7
Pension and post-retirement benefit plan adjustments, net	7.7	(3.2)
Total other comprehensive income	$22.1	$20.5
Comprehensive income	$110.0	$127.2
Less: comprehensive income attributable to noncontrolling interests	3.7	5.1
Comprehensive income attributable to Company	$106.3	$122.1

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$603.3	$503.8
Short-term investments	134.3	135.8
Accounts receivable, less allowance for doubtful accounts of $10.7 in 2019 and 2018	678.0	611.5
Inventories, net	357.3	319.1
Guaranteed notes receivable	55.0	44.1
Investments in repurchase agreements	56.1	85.8
Other current assets	107.1	96.8
Total current assets	1,991.1	1,796.9
Property, plant and equipment, net	558.0	553.6
Operating lease right–of–use assets	114.9	—
Goodwill	802.6	809.4
Deferred tax assets	240.7	236.7
Investments in unconsolidated joint ventures	11.1	10.4
Intangible assets, net	240.8	246.6
Other assets	89.0	85.0
TOTAL ASSETS	$4,048.2	$3,738.6
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$84.3	$—
Accounts payable	275.0	232.5
Accrued payroll	112.6	111.2
Current portion of warranties	26.5	23.3
VAT payable	19.9	15.7
Accrued expenses	76.8	73.8
Promotion and customer incentives	19.1	26.6
Accrued income tax	38.4	28.2
Other accrued liabilities	113.3	84.7
Total current liabilities	765.9	596.0
Long-term debt	829.0	845.2
Operating lease liabilities	86.9	—
Pension and post-retirement benefits	707.1	716.0
Deferred tax liabilities	76.1	75.4
Long-term income tax liabilities	156.9	156.8
Other liabilities	81.9	84.0
TOTAL LIABILITIES	2,703.8	2,473.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,122,144 in 2019; 79,018,266 in 2018; and shares outstanding: 51,231,217 in 2019; 51,364,925 in 2018	0.8	0.8
Capital surplus	896.8	898.5
Treasury stock, at cost: 27,890,927 shares in 2019; 27,653,341 shares in 2018	(2,187.2)	(2,159.3)
Retained earnings	3,050.9	2,960.8
Accumulated other comprehensive loss	(510.3)	(524.0)
Total shareholders’ equity	1,251.0	1,176.8
Noncontrolling interests	93.4	88.4
Total equity	1,344.4	1,265.2
TOTAL LIABILITIES AND EQUITY	$4,048.2	$3,738.6
See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Operating activities:
Net income including noncontrolling interests	$87.9	$106.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.9	24.4
Amortization of intangibles	6.6	7.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.6)	(1.2)
Non-cash stock compensation	4.1	4.4
Non-cash interest expense and debt issuance cost amortization	2.6	6.0
Deferred income tax benefit	(10.4)	(0.4)
Pension and post-retirement benefit expense	16.4	16.4
Foreign currency effects on changes in monetary assets/liabilities	4.9	8.5
Unrealized (gain)/loss on revaluation of foreign currency forward contracts	(1.6)	3.6
Other	(0.4)	0.3
Changes in assets and liabilities:
Accounts receivable, net	(68.6)	(33.1)
Inventories, net	(40.6)	(25.7)
Accounts payable	47.3	12.9
Other accrued liabilities and taxes	17.2	2.8
Other current and long-term assets	(24.9)	(23.6)
Other long-term liabilities	(1.4)	(13.3)
Pension and post-retirement benefit contributions	(5.6)	(6.7)
Net cash provided by operating activities	58.8	89.0
Investing activities:
Purchases of property, plant and equipment	(39.1)	(19.3)
Investments in capitalized software	(1.4)	(2.0)
Purchases of short-term investments and repurchase agreements	(267.9)	(174.6)
Sales and maturities of short-term investments and repurchase agreements	298.6	58.1
Investments in unconsolidated joint ventures	(0.3)	—
Acquisition of businesses	—	(6.4)
Net cash used by investing activities	(10.1)	(144.2)
Financing activities:
Borrowings of long-term debt	—	368.5
Net borrowings/(repayments) of short-term debt	85.2	(398.9)
Purchases of treasury stock	(30.6)	(30.7)
Taxes withheld and paid on employee stock award vestings	(4.8)	(4.6)
Dividends to noncontrolling interest holders	(2.3)	(1.2)
Proceeds from noncontrolling interest holders	3.9	—
Proceeds from exercise of stock options	0.5	0.4
Net cash provided/(used) by financing activities	51.9	(66.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	18.4
Net increase/(decrease) in cash, cash equivalents and restricted cash	99.6	(103.3)
Cash, cash equivalents and restricted cash at beginning of period	504.2	1,141.5
Cash, cash equivalents and restricted cash at end of period	$603.8	$1,038.2

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$6.2	$10.9
Income taxes	$12.4	$15.8
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$9.7	$0.2

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$603.3	$1,038.2
Restricted cash, included in other assets	0.5	—
Cash, cash equivalents and restricted cash at end of period	$603.8	$1,038.2

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Total equity, beginning balance	$1,265.2	$1,201.1

Common stock and capital surplus
Balance, beginning of period	899.3	884.0
Stock options exercised	0.1	0.1
Share-based compensation	4.1	4.4
Tax withheld on stock award vestings	(4.7)	(4.5)
Changes in ownership of noncontrolling interests	(1.2)	—
Balance, end of period	897.6	884.0
Treasury stock
Balance, beginning of period	(2,159.3)	(1,861.3)
Treasury shares purchased	(30.6)	(30.6)
Treasury shares reissued	2.7	1.6
Balance, end of period	(2,187.2)	(1,890.3)
Retained earnings
Balance, beginning of period	2,960.8	2,563.2
Adoption of ASU 2018-02 (Note 2) and ASU 2016-16	8.4	5.3
Net income attributable to Company	84.2	100.7
Treasury shares reissued	(2.5)	(1.4)
Balance, end of period	3,050.9	2,667.8
Accumulated other comprehensive loss
Balance, beginning of period	(524.0)	(464.5)
Other comprehensive income	22.1	21.4
Adoption of ASU 2018-02 (Note 2)	(8.4)	—
Balance, end of period	(510.3)	(443.1)
Noncontrolling interests
Balance, beginning of period	88.4	79.7
Net income attributable to noncontrolling interests	3.7	6.0
Dividends paid	(2.3)	(1.2)
Contribution from noncontrolling interests	3.9	—
Changes in ownership of noncontrolling interests	(1.0)	—
Other comprehensive income/(loss)	0.7	(1.1)
Balance, end of period	93.4	83.4
Total equity, ending balance	$1,344.4	$1,301.8

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 1.	Basis of Financial Statement Presentation

WABCO Holdings Inc. and its subsidiaries (collectively WABCO, Company, we, or our) engineer, develop, manufacture and sell integrated systems controlling advanced braking, stability, suspension, steering, transmission automation, as well as air compression and processing primarily for commercial vehicles. WABCO’s largest selling products are pneumatic anti-lock braking systems (ABS), electronic braking systems (EBS), electronic stability control (ESC) systems, brake controls, automated manual transmission systems (AMT), air disc brakes and a large variety of conventional mechanical products such as actuators, air compressors and air control valves for medium- and heavy-duty trucks, buses and trailers. In addition, we supply commercial vehicle aftermarket distributors and service partners as well as fleet operators with replacement parts, fleet management solutions, diagnostic tools, training and other expert services. WABCO sells its products primarily to two groups of customers around the world: original equipment manufacturers (OEMs) including truck and bus, trailer, car and off-highway, and commercial vehicle aftermarket distributors of replacement parts and services as well as commercial vehicle fleet operators for management solutions and services. We also provide remanufacturing services globally.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K.

As previously announced, on March 28, 2019, WABCO entered into an Agreement and Plan of Merger (the Merger Agreement) with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). Consummation of the Merger is subject to approval by WABCO’s shareholders, customary closing conditions, and regulatory approvals and is expected to close in early 2020. Due to the pending Merger, the Company has suspended previously announced changes to its internal reporting. The Company will maintain its current internal reporting to the chief operating decision maker and continue to operate as one reportable segment.

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

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 16 to the Consolidated Financial Statements for the year ended December 31, 2018, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2019.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718), to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the guidance as of January 1, 2019. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In February 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows for certain stranded tax effects within Accumulated Other Comprehensive Income (AOCI), resulting from the U.S. Tax Cuts and Jobs Act, to be reclassified to retained earnings. ASU 2018-02 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2018–02 as of January 1, 2019. There was a one–time reclassification of $8.4 million from AOCI to retained earnings related to the remeasurement of deferred taxes recorded in other comprehensive income based on the newly enacted corporate tax rate. Refer to Note 13 for additional detail regarding the components of the reclassification.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities, which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2017–12 as of January 1, 2019. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments, collectively known as ASC 842 Leases. ASC 842 requires recognition of operating leases as lease assets and liabilities on the balance sheet and also requires the disclosure of key information about leasing arrangements. The Company has elected to adopt ASC 842 by applying the modified transition method and has elected to use the effective date of January 1, 2019 as the initial date of application. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will continue to account for existing leases in accordance with previous accounting guidance throughout the entire lease term including periods after the effective date. The remeasurement or modification of a lease after the effective date requires application of the new guidance. The Company has also elected the practical expedient under ASU 2018-01 Land Easement and will apply previous judgments under previous guidance as to the recognition of land easements as a lease.
The adoption of ASC 842 resulted in the recognition of operating lease right-of-use (ROU) assets of $110.1 million and an operating lease liabilities of $111.2 million on the effective date. The new guidance did not have a material impact on the condensed consolidated statement of operations or statement of cash flow. The accounting for finance leases under ASC 842 remained substantially unchanged from previous accounting guidance and are not material. See Note 11 for the disclosures required by ASC 842 and accounting policy information for leases.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard is effective for the Company beginning January 1, 2020 and will be applied to any annual or interim goodwill impairment assessment after that date. Early adoption is permitted for interim and annual impairment testing after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments–Credit Losses to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended March 31,
(Amount in millions)	2019	2018
OEM	$703.8	$760.8
Aftermarket	229.1	242.5
Total sales	$932.9	$1,003.3

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended March 31,
(Amount in millions)	2019	2018
United States	$219.7	$209.9
Europe	461.7	501.4
Other (1)	251.5	292.0
Total sales	$932.9	$1,003.3

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of March 31, 2019 and December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 and 2018 were not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amount in millions)	2019	2018
Foreign currency translation adjustments :
Balance at beginning of period	$(243.0)	$(177.6)
Adoption of ASU 2018-02 (Note 2)	(7.1)	—
Adjustment for the period	14.4	24.8
Balance at end of period (1)	(235.7)	(152.8)

Losses on intra-entity transactions:
Balance at beginning of period	(11.9)	(11.8)
Adjustment for the period	—	(0.1)
Balance at end of period (2)	(11.9)	(11.9)

Unrealized gains on investments:
Balance at beginning of period	—	0.1
Adjustment for the period	—	(0.1)
Balance at end of period	—	—

Unrealized losses on hedges:
Balance at beginning of period	—	(0.8)
Adjustment for the period	—	—
Balance at end of period	—	(0.8)

Pension and post-retirement plans:
Balance at beginning of period	(269.1)	(274.4)
Adoption of ASU 2018-02 (Note 2)	(1.3)	—
Other comprehensive loss/(income) before reclassifications	3.1	(7.8)
Amounts reclassified to earnings, net (3)	4.6	4.6
Balance at end of period	(262.7)	(277.6)

Accumulated other comprehensive loss at end of period	$(510.3)	$(443.1)

(1) Includes an accumulated loss of $9.7 million, net of taxes of $1.2 million as of March 31, 2019 and an accumulated loss of $50.1 million, net of taxes of $21.7 million, as of March 31, 2018 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment. This includes the one-time adjustment of currency translation related to the adoption of ASU 2018-02 of $7.1 million disclosed above.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.9 million for three month periods ended March 31, 2019 and 2018.

NOTE 5. Inventories, net

The components of inventories are as follows:

(Amounts in millions)	As of March 31, 2019	As of December 31, 2018
Finished products	$178.9	$185.2
Products in process	16.1	15.3
Raw materials	180.7	137.1
Inventories, gross	375.7	337.6
Less: inventory allowances	(18.4)	(18.5)
Inventories, net	$357.3	$319.1

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2019 and 2018 were $41.7 million and $78.9 million, respectively. Discounting fees were immaterial for the three months ended March 31, 2019 and 2018. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $55.0 million and $44.1 million as of March 31, 2019 and December 31, 2018, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of March 31, 2019 or December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Weighted average incremental shares included	97,801	149,700
Shares excluded due to anti-dilutive effect	33,655	—

NOTE 8. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	79,018,266	(27,653,341)	51,364,925	78,937,828	(25,202,342)	53,735,486
Shares issued upon exercise of stock options	8,294	16,500	24,794	6,742	9,092	15,834
Shares issued upon vesting of RSUs	38,213	6,143	44,356	32,503	7,012	39,515
Shares issued for DSUs	901	—	901	—	—	—
Shares issued upon vesting of PSUs	56,470	11,771	68,241	20,678	6,009	26,687
Shares purchased for treasury	—	(272,000)	(272,000)	—	(221,000)	(221,000)
Balance at end of period	79,122,144	(27,890,927)	51,231,217	78,997,751	(25,401,229)	53,596,522

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued, on a cumulative basis, a total of 145,245 treasury shares related to certain employee vestings under its equity incentive program through March 31, 2019.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. As of March 31, 2019 the Company has purchased 272,000 shares for $30.6 million and has $569.4 million remaining under this repurchase authorization. The Company suspended its share repurchase program due to the pending Merger.

NOTE 9. Stock-Based Compensation

The Company records stock-based compensation expense in the condensed consolidated statements of operations for stock options and RSUs based on the grant date fair value, determined by the closing market price of the Company’s common stock on the date of grant. RSUs vest in equal annual installments over three years. As of March 31, 2019, the stock option awards are fully vested.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of March 31, 2019, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2019	2018
Stock-based compensation	$4.1	$4.4

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31,
	2019		2018
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	66,877	$117.49	56,710	$140.80
PSUs Granted	66,877	$117.49	54,437	$140.71
Total Awards	133,754		111,147

The RSUs granted during the periods presented above have vesting terms as follow:

	Three Months Ended March 31,
	2019	2018
Vest in equal annual installments over three years	66,877	54,619
Vest after three years	—	2,091
Total RSUs granted	66,877	56,710

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
	€300.0

The Company paid approximately €1.1 million of debt issuance costs in connection with the Schuldschein Loans, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest under the fixed rate tranches is paid on March 31 of each year, and commenced on March 31, 2019. Interest under the floating rate tranches is paid semi-annually on March 31 and September 30 of each year, and commenced on September 30, 2018.

As of March 31, 2019, the outstanding debt balance net of unamortized debt issuance costs was €299.2 million ($335.9 million at March 31, 2019 exchange rates) of which €100.0 million ($112.3 million at March 31, 2019 exchange rates) was used for recapitalization of affiliated entities. The remaining proceeds will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of March 31, 2019.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of March 31, 2019, the outstanding debt balance net of unamortized debt issuance costs was €439.0 million ($492.8 million at March 31, 2019 exchange rates). This debt balance included a revaluation loss of $16.0 million, net of taxes of $6.1 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 4 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of March 31, 2019.

The Company also agreed to indemnify the note purchasers holding Senior EUR Notes that are subject to a swap agreement for certain potential losses associated with swap breakage resulting from a prepayment of the Senior EUR Notes or from an acceleration of the Senior EUR Notes as a result of an event of default.

Senior USD Notes

On June 25, 2015, the Company issued an aggregate amount of $500.0 million of senior unsecured notes (the Senior USD Notes). On April 30, 2018, the Company prepaid the outstanding principal amount of $500.0 million on the Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million net of taxes, of which the pretax amount, $2.6 million, was included in other non-operating expenses in the condensed consolidated statement of operations.

Revolving Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million (the 2015 Facility) to $600 million (the 2018 Facility), with an option to increase up to an additional $250.0 million. The 2018 Facility also extended the previously scheduled maturity date of September 30, 2022 for the 2015 Facility to June 28, 2023, subject to two one–year extension options. Concurrent with entering into the 2018 Facility, the Company also terminated the $100 million multi-currency five-year unsecured revolving credit facility (the 2014 Facility) that was due to expire on December 17, 2019.

On the effective date of the 2018 Facility, the Company repaid the outstanding balance of €104.0 million and €52.0 million under the 2015 Facility and 2014 Facility and commenced borrowing under the 2018 Facility. Under the 2018 Facility, the Company may borrow, on a revolving basis, outstanding loans in an aggregate principal amount at any one time not in excess of $600 million and the 2018 Facility also provides for up to $50 million for standby letters of credit and swing line loans.

At March 31, 2019, there was $84.2 million outstanding under the 2018 Facility and there were no outstanding letters of credit or swing line loans. There were no borrowings, letters of credit or swing line loans outstanding as of December 31, 2018. The proceeds from borrowings under the 2018 Facility are available to fund finance acquisitions, provide working capital and for other general corporate purposes.

Interest on loans under the 2018 Facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of March 31, 2019.

Other Debt

As of March 31, 2019, the Company's various subsidiaries had additional borrowings from banks totaling $0.4 million, of which $0.3 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements. This is in comparison to $0.5 million as of December 31, 2018 which was fully classified as long-term debt.

NOTE 11. Leases

The Company has operating leases for warehouses, corporate offices, cars, forklifts and certain equipment. On January 1, 2019, the Company adopted the accounting and transition guidance in ASC 842 for its operating leases resulting in the recognition of operating lease right-of-use (ROU) assets and lease liabilities on the effective date. The Company measures ROU assets throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Leases that include both lease and non-lease components are accounted for as a single lease component for each asset class.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the condensed consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the condensed consolidated balance sheets and the related lease expenses are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

The accounting for leases requires management to exercise judgment and make estimates in determining the applicable discount rate, lease term and payments due under a lease. If a lease does not provide an implicit rate, the Company uses the incremental borrowing rate to determine the present value of future lease payments. The incremental borrowing rate is applied to leases on a portfolio basis and is determined from a rate for borrowings with a term equal to one-half the total lease term and an amount equal to the total minimum lease payments. A Euro (EUR) and United States Dollar (USD) quote are used because these currencies represent the majority of the lease population.

The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) a lease controlled by the lessor. The Company has leases with a lease term ranging from 1 year to 15 years. Lease payments are generally comprised of fixed payments including in-substance fixed payments, payments that depend on an index or rate, any amounts payable under residual value guarantees, as well as any exercise price for a Company option to purchase the underlying asset if it is reasonably certain the Company will exercise the option. The Company generally does not provide residual value guarantees.

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases and income related to subleasing are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of March 31, 2019 .

The operating lease expense for the three months ended March 31, 2019 was $7.8 million. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases follows:

(Amount in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$7.8
ROU assets obtained in exchange for new lease liabilities	$12.0

Weighted-average remaining lease term (in years)	6.4
Weighted-average discount rate	1.6%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

(Amount in millions)
2019 (excluding three months ended March 31, 2019)	$29.4
2020	24.9
2021	16.7
2022	14.1
2023	9.4
Thereafter	27.9
Total lease payments	122.4
Less: imputed interest	7.5
Total	$114.9

Amounts recognized in the condensed consolidated balance sheet:
Current liabilities, included in other accrued liabilities	$28.0
Long-term liabilities, as operating lease liabilities	$86.9

NOTE 12. Warranties, Guarantees, Commitments and Contingencies
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

The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amount in millions)	2019	2018
Balance of warranty costs accrued, beginning of period	$43.7	$50.9
Warranty costs accrued	10.3	11.3
Warranty claims settled	(6.9)	(9.6)
Foreign exchange translation effects	(0.5)	1.2
Balance of warranty costs accrued, end of period	$46.6	$53.8
Current liability, disclosed as current portion of warranties	$26.5	$32.1
Long-term liability, included in other liabilities	$20.1	$21.7

Warranty costs accrued	$10.3	$11.3
Less: received and anticipated recoveries from suppliers	—	(0.2)
Warranty costs net of received and anticipated recoveries	$10.3	$11.1

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $29.0 million, of which $17.3 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $8.7 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 6, the Company may receive bank acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These bank acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bank acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 31, 2019 and December 31, 2018, the Company had approximately $22.8 million and $28.2 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 39.0 million including interest ($9.9 million based on March 31, 2019 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of March 31, 2019.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of March 31, 2019 was $16.5 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Merger Litigation

Following the announcement of the execution of the Merger Agreement, two putative class action complaints were filed against the Company and the Board of Directors. On April 23, 2019, the first putative class action complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Collier v. WABCO Holdings Inc., et al., No. 1:19-cv-00729 (D. Del.). On April 24, 2019, the second putative class action complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Kent v. WABCO Holdings Inc., et al., No. 1:19-cv-00735 (D. Del.). Both actions allege violations of federal securities laws and regulations due to allegedly material and misleading statements and omissions in the preliminary proxy statement filed in connection with the Merger, including with respect to the financial analyses of the Company’s financial advisors and financial projections prepared by the Company’s management. The actions seek to enjoin the special meeting and the closing, as well as damages, costs and attorneys’ fees. The defendants believe that the lawsuits are without merit.

NOTE 13. Income Taxes

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

The income tax expense was $12.1 million on pretax income of $100.0 million before adjusting for noncontrolling interest for the three months ended March 31, 2019, and $26.3 million on pretax income of $133.0 million before adjusting for noncontrolling interest for the three months ended March 31, 2018. The change in income tax expense is primarily the result of lower pre-tax income and discrete tax benefits during the three months ended March 31, 2019, the most significant of which is a $6.5 million discrete tax benefit related to a change in a permanent reinvestment assertion with respect to WABCO INDIA.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. The European Commission can and we expect will appeal that decision. In the event the European Commission decides not to appeal it still has the possibility to take an individual State Aid decision against each company that benefited from the EPR regime. The annulment of the European Commission decision; however, will result in Belgium stopping the recovery of the tax deemed to be illegal state aid from all beneficiaries, even in the event of an appeal, thus leading to a cash tax benefit for the Company as we will be able to utilize Belgium NOLs against a current year tax liability. At March 31, 2019, the Company maintained a tax reserve of $31.7 million pending further European Court developments regarding European State Aid cases.

Unrecognized tax benefits at March 31, 2019, including the $31.7 million of EPR clawback, amounted to $39.1 million, of which $33.7 million has been offset against deferred tax assets. The remaining unrecognized tax benefits of $5.4 million were classified as either a short-term or long-term liability depending on the timing of the resolution. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($51.2 million at March 31, 2019 exchange rates). In addition, a penalty assessment was issued in March of 2018 for INR 2.1 billion ($31.0 million at March 31, 2019 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, $7.7 million at March 31, 2019 exchange rates).

On March 31, 2019, the partial stay expired. The Commissioner of Income Tax directed the tax authority to recover an additional 5% percent of the assessment or INR 177.0 million ($2.6 million at March 31, 2019 exchange rates) and granted a further stay pending resolution of the appeal. As of March 31, 2019, the Company has deposited installments totaling INR 531.4 million ($7.7 million at March 31, 2019 exchange rates) for the original partial stay of demand and an additional INR 25.0 million ($0.4 million at March 31, 2019 exchange rates) for the subsequent request for payment. The Company has requested a payment plan for the remainder of the INR 177.0 million additional assessment. The assessed penalty has been held in abeyance pending the appeal.

As described in Note 2, the Company adopted the provisions of ASU 2018–02 as of January 1, 2019 which was applicable to deferred taxes on pension obligations and unrealized foreign currency losses on net investment hedges that had been previously recognized in other comprehensive income. This resulted in the reclassification of $8.4 million from accumulated other comprehensive income to retained earnings, representing the stranded tax. The Company’s policy is to follow the portfolio approach for releasing income tax effects recorded in AOCI.

NOTE 14. Streamlining Expenses

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate under the applicable accounting guidance. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs.

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of March 31, 2019, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of March 31, 2019 related to the 2014/2015 Program was $65.3 million, which approximates the total expected costs to be incurred under this program.

Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into other streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions (Other Programs). In 2019 streamlining costs incurred for Other Programs related to the relocation of corporate functions to the new global headquarters, headcount reductions and the transfer of certain product lines and business processes to best cost countries.

The following is a summary of changes in the Company’s streamlining program liabilities for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Balance at beginning of period	$26.4	$43.7
Charges	5.9	(0.3)
Payments	(8.0)	(7.8)
Foreign exchange effects	(0.4)	1.2
Balance at end of period (1)	$23.9	$36.8

Current liabilities, included in other accrued liabilities	$12.9	$18.2
Long-term liability, included in other liabilities	$11.0	$18.6

(1) Includes $5.0 million and $12.0 million related to the 2014/2015 Program as of March 31, 2019 and 2018, respectively.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended March 31,
(Amounts in millions)	2019	2018
Employee-related charges – cost of sales	$1.7	$—
Employee-related charges – selling and administrative	4.1	(0.4)
Other streamlining charges	0.1	0.1
Total streamlining costs	$5.9	$(0.3)

For the three month period ended March 31, 2019, the Company recorded $5.1 million related to headcount reductions and $0.6 million related to footprint relocation and $0.2 million related to the 2014/2015 Program. Streamlining expenses recorded for each component were individually immaterial for the three month period ended March 31, 2018.

NOTE 15. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$6.7	$0.2	$6.8	$0.2
Interest cost on the projected benefit obligation	4.1	0.1	4.2	0.1
Less: expected return on plan assets	(1.2)	—	(1.3)	—
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net loss	6.3	0.1	6.2	0.1
Pension and post-retirement benefit plan cost	$16.0	$0.4	$16.0	$0.4

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three month periods ended March 31, 2019 and 2018 were based on the rates determined as of the beginning of each of the fiscal years of 2.40% and 2.75%, respectively.

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2019, as well as payments of benefits incurred by unfunded plans, were in line with the expectations for 2019 and also in line with the contributions made during 2018.

Pension and post-retirement benefit plan cost is included in cost of sales, selling and administrative expenses and non-operating expenses on the condensed consolidated statements of operations.

NOTE 16. Derivative Instruments and Hedging Activities

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

The Company recognizes all derivative financial instruments in the condensed consolidated balance sheet at fair value using Level 2 inputs and these are classified as other current assets, other assets, other accrued liabilities or other liabilities on the condensed consolidated balance sheets. The impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the condensed consolidated statements of operations as the underlying exposure being hedged or in accumulated other comprehensive income (AOCI) for derivatives that qualify and have been designated as cash flow hedges or hedges of a net investment in a foreign operation. Any ineffective portion of a financial instrument's change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as relationship hedges.

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2019 and December 31, 2018, the Company designated Euro-denominated loans of €515.0 million (approximately $578.1 million at March 31, 2019 exchange rate) and €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) as hedges of its net investment in these subsidiaries.
For the three month periods ended March 31, 2019 and 2018, the Company recorded a gain of $8.2 million, net of taxes of $2.3 million, and a loss of $22.5 million, net of taxes of $6.3 million, respectively, in cumulative translation adjustment within AOCI.
Derivatives Not Designated as Hedges
Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2019 and December 31, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of March 31, 2019		As of December 31, 2018
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	823.0	122.1	849.0	123.4
Hong Kong Dollar	HKD	EUR	285.0	36.3	285.0	36.4
British Pound	GBP	EUR	7.5	9.8	11.7	14.9
Polish Zloty	PLN	EUR	88.0	23.0	*	*

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of March 31, 2019 and December 31, 2018, forward contracts for an aggregate notional amount of €184.1 million ($206.7 million at March 31, 2019 exchange rates) and €170.2 million ($194.8 million at December 31, 2018 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on March 28, 2019 and December 27, 2018, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $1.2 million and a non operating loss of $0.2 million for three months ended March 31, 2019 and 2018, respectively. The fair value of these derivatives was a liability of $1.0 million at March 31, 2019 and an asset of $0.6 million at December 31, 2018.

NOTE 17. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follow:

	As of March 31, 2019
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$182.3	$—		$182.3
Foreign currency derivative liabilities(b)	—	1.0	—		1.0

	As of December 31, 2018
(Amounts in millions)	Level 1	Level 2	Level 3		Total
Short-term and other investments(a)	$—	$209.4	$—	9.0	$209.4
Foreign currency derivative assets(b)	—	0.6	—		0.6

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds.The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized gains and losses on short–term and other investments still held at the reporting date were immaterial for the three-month periods ended March 31, 2019 and 2018.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of March 31, 2019 and December 31, 2018, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs. The Company also had non-marketable equity securities that do not have readily determinable fair values, the carrying amount of which amounted to $25.4 million as of March 31, 2019 and December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Our sales decreased compared to one year ago by 7.0% on a reported basis and by 0.8% excluding foreign currency translation effects. Our sales performance took place in a context of a challenging market where the global production of trucks and buses declined 2.5% and the production of trailers also decreased 7.3%.

The WABCO Operating System continued to enable fast and flexible responses to major market changes, delivering $10.6 million of materials and conversion productivity. The year over year material cost reduction for this period was limited due to the one-time supplier-related settlement of $9.1 million ($10.5 million excluding foreign currency translation effects) disclosed last year. Gross materials productivity delivered 4.0% of material savings. Commodity inflation had a negative impact of 1.2%, bringing net materials productivity to 2.8% for the first quarter of 2019. Conversion productivity represented 6.7% for the first quarter of 2019, a continued solid performance for us.

The top line decrease of $70.4 million ($7.6 million excluding foreign currency translation effects) translated into a decrease of net income attributable to Company of $16.5 million ($11.4 million excluding foreign currency translation effects). This decrease was primarily driven by several factors which, despite a flexible reaction to the changing market environment, contributed $20.9 million ($23.2 million excluding foreign currency translation effects) of higher costs for the current period: last year's one-time supplier-related settlement, increased restructuring expenses to adjust our workforce to the changing market environment, implementation costs for our new global headquarters in Switzerland, as well as expenses incurred in relation to the sell-side M&A activity discussed below. These higher costs were partially offset by an improved tax rate for the quarter.

As previously announced, on March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). Consummation of the Merger is subject to approval by WABCO’s shareholders, customary closing conditions, and regulatory approvals.

The Company suspended its share repurchase program due to the pending Merger and we do not expect to reinstate the program this year. The Company’s guidance for 2019, communicated on February 15, 2019, assumed that the Company would continue its share repurchase program through 2019. The suspension of the share repurchase program will negatively impact the Company’s earnings per share performance however, due to the pending Merger, the Company will not be updating its guidance.

Results of Operations
Approximately 76% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2019 compared with 2018 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

First Quarter Results of Operations for 2019 Compared with 2018

	Three Months Ended March 31,			Excluding foreign exchange translation *
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$932.9	$1,003.3	(7.0)%	$995.7	(0.8)%
Cost of sales	660.0	694.3	(4.9)%	703.9	1.4%
Gross profit	272.9	309.0	(11.7)%	291.8	(5.6)%

Operating expenses	167.7	162.0	3.5%	179.4	10.7%
Other non-operating expense, net	(5.9)	(11.4)	(48.2)%	(7.2)	(36.8)%
Interest income/(expense) net	0.1	(3.0)	(103.3)%	0.2	(106.7)%
Income tax expense	12.1	26.3	(54.0)%	12.8	(51.3)%

*	Amounts translated using average exchange rates for the three month period ended March 31, 2018

Sales

Our sales for the first quarter of 2019 were $932.9 million, a decrease of 7.0% (0.8% excluding foreign currency translation effects) from $1,003.3 million in 2018. Our sales performance took place in the context of a challenging environment which saw declines in the global production of new trucks and buses, trailers as well as passenger cars.

Total sales in Europe, our largest market, decreased 7.9% (increased 0.2% excluding foreign currency translation effects) for the first quarter of 2019, despite a 1.8% decrease in the production of new trucks and buses. Our sales to truck and bus OEMs declined 7.9% (0.2% excluding foreign currency translation effects), nicely outperforming the production of trucks and buses. In addition our sales to trailer customers grew despite a decrease in trailer production, and we realized strong growth to off-highway customers.

Total sales in North America increased 4.4% (5.4% excluding foreign currency translation effects) driven by a market growth of 9.2%. Our sales to truck and bus OEMs increased 11.2% (12.6% excluding foreign currency translation effects), outperforming once again the market. However, the sales to off-highway and car customers declined following a strong decline in their markets.

Total sales in South America increased 5.9% (21.9% excluding foreign currency translation effects), despite a decrease in truck and bus production of 3.6%. Our sales to truck and bus OEMs decreased by 1.3% (increased 12.9% excluding foreign currency translation effects). We outperformed the market due to a share of market gain in braking controls at a global OEM.

Total sales in Asia decreased 16.3% (10.8% excluding foreign currency translation effects) compared to an estimated 5.5% decrease in new vehicle production in the region. Total sales in China decreased 15.6% (10.5% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 11.5% (6.1% excluding foreign currency translation effects) primarily driven by the decline in truck and bus production of 2.5% as well as by continuing pricing pressure. Total sales in India decreased 24.9% (17.7% excluding foreign currency translation effects) driven by the 17.3% decrease in the production of new trucks and buses. Our sales to truck and bus OEMs declined by 27.8% (20.9% excluding foreign currency translation effects). We continue to benefit from the outperformance initiatives launched in prior quarters but those impacts were offset by a negative mix from a decline in the production of multi-axle vehicles while the production of twin-axle vehicles which typically have lower content per vehicle increased. Total sales in Korea decreased 4.0% (increased 1.7% excluding foreign currency translation effects) while the truck and bus production increased 4.2%. Our sales to truck and bus OEMs grew by 26.5% (34.9% excluding foreign currency translation effects) following a favorable vehicle model mix, offset by a decrease in aftermarket as dealers reduce stock levels in a depressed market environment. Sales in Japan decreased 2.8% (1.1% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 0.8%.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 5.5% (increased 1.2% excluding foreign currency translation effects) in the first quarter of 2019. We realized strong growth in North America, South America and Middle East of 9.2%, 0.9% and 29.5%, respectively (9.3%, 17.0% and 39.8% excluding foreign currency translation effects, respectively). This was partially offset by a 9.3% decline (2.0% excluding foreign currency translation effects) in our main market of Western Europe following the mild winter conditions this year and a 37.0% (33.9% excluding foreign currency translation effects) decline in South Korea as dealers reduce stock levels in a depressed market environment.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 6.7% of production and conversion cost savings, as well as 4.0% of gross material savings and 2.8% of net materials productivity for the first quarter of 2019. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended March 31, 2018	$694.3	$309.0

Increase/(decrease) due to:
Sales price reductions	—	(11.7)
Sales price reductions as % of sales		(1.2)%
Volume, mix and absorption	6.0	(1.8)
Material productivity	(10.7)	10.7
One-time supplier-related settlement in 2018	10.5	(10.5)
Conversion productivity	(10.4)	10.4
Labor inflation	6.3	(6.3)
Streamlining costs	2.0	(2.0)
Foreign exchange effects (1)	(51.2)	(11.7)
Other(2)	13.2	(13.2)
Net increase	(34.3)	(36.1)

Cost of sales / gross profit for the three months ended March 31, 2019	$660.0	$272.9

(1) Foreign exchange effects include both translational and transactional effects.
(2)Includes increased depreciations as well as U.S. tariffs imposed on imports.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended March 31, 2018	$162.0

Increase/(decrease) due to:
Labor inflation	5.8
Sell-side M&A activity	4.1
Employee-related costs	0.6
Headquarters relocation costs	1.8
Streamlining expenses	4.8
Foreign exchange translation	(11.7)
Investments net of savings	0.3
Net increase	5.7

Operating expenses for the three months ended March 31, 2019	$167.7

Other non-operating expense, net

Other non-operating expense, net decreased by $5.5 million to $5.9 million for the first quarter of 2019 as compared to $11.4 million for the first quarter of 2018, primarily driven by gains on short term investments in 2019, as well as unfavorable foreign exchange revaluation impacts in the first quarter of 2018.

Interest income/(expense), net

Interest income/(expense), net increased by $3.1 million to an income of $0.1 million for the first quarter of 2019 as compared to an expense of $3.0 million for the first quarter of 2018, as a result of lower interest expense due to the prepayment of the Senior USD Notes in the second quarter of 2018, as discussed in Note 10 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the first quarter of 2019 was $12.1 million on pre-tax income of $100.0 million before adjusting for noncontrolling interest, compared with an income tax expense of $26.3 million on pre-tax income of $133.0 million before adjusting for noncontrolling interest in the first quarter of 2018. The change in income tax expense is primarily the result of lower pre-tax income and discrete tax benefits during the first quarter of 2019, the most significant of which is a $6.5 million discrete tax benefit related to a change in a permanent reinvestment assertion with respect to WABCO INDIA.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. The European Commission can and we expect will appeal that decision. In the event the European Commission decides not to appeal it still has the possibility to take an individual State Aid decision against each company that benefited from the EPR regime. The annulment of the European Commission decision; however, will result in Belgium stopping the recovery of the tax deemed to be illegal state aid from all beneficiaries, even in the event of an appeal, thus leading to a cash tax benefit for the Company as we will be able to utilize Belgium NOLs against a current year tax liability. At March 31, 2019, the Company maintained a tax reserve of $31.7 million pending further European Court developments regarding European State Aid cases.

When we provided guidance for 2019, our projected results assumed an 18% effective tax rate for 2019, driven in part by the establishment of a regulated insurance company to better manage our unfunded pension liabilities. Due to the pending Merger, this initiative has been suspended. We continue to anticipate an annual effective tax rate below 20% due to other tax savings and initiatives that the Company is anticipating in 2019.

Liquidity and Capital Resources

The Company’s cash generation in the first quarter is typically affected by the build-up of working capital as well as the pay-out of cash incentive programs.  In the first quarter of 2019, these effects were further strengthened by a temporary increase in the level of working capital in certain regions as well as by the timing of our investments in property, plant and equipment.  During the quarter we also suspended our share repurchase program due to the pending Merger. We do not expect to reinstate the share repurchase program this year.
Cash Flows for the Three Months Ended March 31, 2019

Operating activities - Net cash provided by operating activities was $58.8 million and $89.0 million for the first three months of 2019 and 2018, respectively. Cash flow from operating activities for the first three months of 2019 consisted primarily of net income including noncontrolling interests of $87.9 million, increased by $47.5 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, foreign currency effects on changes in monetary assets/liabilities and stock compensation. This was partially offset by $76.6 million related to changes in operating assets and liabilities as well as pension contributions.

Cash flow from operating activities for the first three months of 2018 consisted primarily of net income including noncontrolling interests of $106.7 million, increased by $69.0 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, foreign currency effects on changes in monetary assets/liabilities, debt issuance cost amortization and stock compensation. This was partially offset by $86.7 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash used in investing activities amounted to $10.1 million in the first three months of 2019 compared to $144.2 million in the first three months of 2018.

Capital expenditures in property, plant and equipment was $39.1 million and $19.3 million in 2019 and 2018, respectively. This increase is primarily driven by the timing of investments compared to prior year. On a full year basis, we expect capital expenditures to be slightly above last year's level.

Aside from capital expenditures in tooling, equipment and software, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follows:

	Three Months Ended March 31,
	2019			2018
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$113.3	$154.6	$267.9	$—	$174.6	$174.6
Sales and redemptions	142.2	156.4	298.6	30.5	27.6	58.1
Net cash received/(invested)	$28.9	$1.8	$30.7	$30.5	$(147.0)	$(116.5)

Financing activities - Net cash provided by financing activities amounted to $51.9 million for the three months ended March 31, 2019 compared to net cash used by financing activities of $66.5 million for the first three months of 2018. The cash provided by financing activities for the three months ended March 31, 2019 primarily results from the net borrowings of short-term debt under the revolving credit facilities of $85.2 million, partially offset by the shares we repurchased for a total amount of $30.6 million. The Company suspended its share repurchase program during the quarter due to the pending Merger and we do not expect to reinstate the share repurchase program this year.

In 2018, the cash used by financing activities mainly related to the repayment of our revolving credit facilities for $398.9 million, as well as to the shares we repurchased for an amount of $30.7 million, partially offset by cash receipts from our new long term loans (the Schuldschein Loans) for $368.5 million.
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

On April 30, 2018, the Company prepaid the outstanding principal amount of $500.0 million on the Senior USD Notes, and recognized a loss on debt extinguishment of $2.3 million net of taxes, of which the pretax amount, $2.6 million, was included in other non-operating expenses in the condensed consolidated statement of operations
Credit Facilities

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

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600.0 million, of which $515.8 million was available for borrowing at March 31, 2019.

As of March 31, 2019, various subsidiaries also had other borrowings from banks totaling $0.4 million, of which $0.3 million was classified as long-term debt. The remaining $0.1 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2019 the Company designated borrowings under the revolving credit facility and Euro-denominated loans of €515.0 million ($578.1 million at March 31, 2019 exchange rates) and €440.0 million ($503.6 million at December 31, 2018 exchange rates) of Euro-denominated loans as hedges of its net investment in these subsidiaries.

For the three month periods ended March 31, 2019 and 2018, the Company recorded a gain of $8.2 million, net of taxes of $2.3 million, and a loss of $22.5 million, net of taxes of $6.3 million, respectively, in cumulative translation adjustment within AOCI.
As disclosed in our 2018 Form 10-K, the Company entered into a distribution agreement with an affiliate of Meritor Inc. (Meritor) to serve as the exclusive distributor for a certain range of WABCO’s Aftermarket products in the U.S. and Canada and its non-exclusive distributor in Mexico. As a result of the Merger Agreement, Meritor now has the option to put these distribution rights to the Company at any time until April 2021 for an exercise price between $225 million and $265 million, based on the earnings of the distribution business.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2018 disclosed in the Annual Report on Form 10-K. There have been no material changes to those obligations since December 31, 2018 except for the adoption of ASC842 Leases on January 1, 2019 resulting in the recognition of right-of-use assets and operating lease liabilities as discussed in Note 11 of Notes to Condensed Consolidated Financial Statements.
Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “strategies”, “prospects”, “intends”, “projects”, “estimates”, “continues”, “evaluates”, “forecasts”, “seeks”, “plans”, “goals”, “potential”, “may increase”, “may fluctuate” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Many important factors could cause actual results to differ materially from management’s expectations, including:

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

•	our ability to access credit markets or capital markets on a favorable basis or at all;

•	our ability to service our debt obligations;

•	changes in the environmental regulations that affect our current and future products;

•	competition in our existing and future lines of business and the financial resources of competitors;

•	our failure to comply with regulations and any changes in regulations;

•	our failure to complete potential future acquisitions, collaborations and cooperations or to realize benefits from completed acquisitions, collaborations and cooperations;

•	our inability to implement our growth plan;

•	our ability to service our pension obligations;

•	the loss of any of our senior management;

•	difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•	the success of, and costs and savings associated with, our current streamlining initiatives;

•	labor relations;

•	our ability to complete and realize the tax benefits associated with certain projects relating to the reorganization of our treasury function;

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

•	we may be unable to obtain shareholder approval as required for the Merger;

•	conditions to the closing of the Merger, including obtaining required regulatory approvals, may not be satisfied or waived on a timely basis or otherwise;

•
a governmental entity or a regulatory body may prohibit, delay or refuse to grant approval for the consummation of the Merger and may require conditions, limitations or restrictions in connection with such approvals that can adversely affect the anticipated benefits of the proposed Merger or cause the parties to abandon the proposed Merger;

•	the Merger may involve unexpected costs, liabilities or delays;

•	our business may suffer as a result of uncertainty surrounding the Merger or the potential adverse changes to business relationships resulting from the proposed Merger;

•	legal proceedings that may be initiated related to the Merger and the outcome of any legal proceedings related to the Merger, which may be adverse to us;

•	we may be adversely affected by other general industry, economic, business and/or competitive factors;

•	there may be unforeseen events, changes or other circumstances that could give rise to the termination of the Merger Agreement or affect the ability to recognize benefits of the Merger;

•	risks that the proposed Merger may disrupt current plans and operations and present potential difficulties in employee retention as a result of the Merger;

•	risks related to diverting management’s attention from WABCO's ongoing business operations; and

•
there may be other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all which may affect our business and the price of our common stock.

We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 16 of Notes to the Consolidated Financial Statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2018 made in the Company’s Annual Report on Form 10-K.

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

Beginning January 1, 2019, we implemented ASC 842 Leases. We developed new policies and trainings, and enhanced internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards. These enhancements to our internal controls are not considered significant.

There have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 12 of Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Other than as noted below, there have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The proposed Merger may not be consummated on a timely basis, or at all, and the failure to close or delays in closing the Merger could adversely affect our business, financial results and stock price.

As previously announced, on March 28, 2019, WABCO entered into an Agreement and Plan of Merger (the Merger Agreement) with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the approval of our shareholders and receipt of regulatory approvals, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay the Merger or result in the termination of the Merger Agreement.

Any delay in closing or a failure to close could have a negative impact on our business, financial results and stock price as well as our relationships with our customers, suppliers or employees, and a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. If the Merger Agreement is terminated under certain circumstances, we may be required to pay ZF a termination fee of $211 million.

Our business and financial results could be adversely impacted during the pendency of the Merger.

The Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in consummation of the Merger):

•	matters relating to the Merger may require substantial commitments of time and effort by our management, which could divert employees' attention away from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
customers, suppliers, strategic partners or other third parties that we maintain business relationships with may experience uncertainty prior to the closing of the Merger and seek alternative relationships with other third parties or seek to terminate or re-negotiate their relationships with us; and

•
the Merger Agreement restricts us from engaging in certain actions without the consent of ZF, which could delay or prevent us from realizing certain business opportunities or taking certain actions with respect to our operations that WABCO would otherwise take.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and we are required to pay many of these costs regardless of whether or not the Merger is consummated.

We could also be subject to litigation related to failure to close the Merger or to enforce our obligations under the Merger Agreement.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to make an acquisition proposal or an offer or proposal that could reasonably be expected to lead to an acquisition proposal.

Under the Merger Agreement, we are generally not permitted to solicit or discuss acquisition proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue an acquisition proposal or an offer or proposal that could reasonably be expected to lead to an acquisition proposal and, in specified circumstances, could require us to pay ZF a termination fee of $211 million. Such restrictions may discourage or deter a third party that may be willing to pay more than ZF for our common stock from considering or proposing an acquisition proposal. Notwithstanding the foregoing, in no event will the termination fee be paid to ZF more than once.

Regulatory authorities may enjoin consummation of the Merger or seek divestitures of certain interests and assets in connection with the Merger.

Pursuant to the Merger Agreement, WABCO and ZF have agreed to use their respective reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate the Merger and the other transactions contemplated by the Merger Agreement, including obtaining any requisite approvals, subject to certain specified limitations under the Merger Agreement. This includes using reasonable best efforts to obtain all requisite approvals, clearances, orders, decisions, decrees or authorizations or expirations of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and from the Committee on Foreign Investment in the United States and each member agency thereof acting in such capacity under the Defense Production Act of 1950, as amended. The Merger is also conditioned upon receipt of certain foreign approvals.

We cannot assure you that these regulatory clearances and approvals will be timely obtained or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of additional conditions on the closing of the Merger including the requirement to divest assets. In furtherance thereof, pursuant to the Merger Agreement, WABCO and ZF have also agreed to work together and use their respective reasonable best efforts to cause WABCO to divest certain interests and assets. ZF has agreed, subject to certain exceptions, to make divestitures and take remedial actions required by regulators so long as such actions do not result in a material adverse effect on the combined company, after giving effect to the Merger. ZF is not required to divest a portion of, or certain assets primarily related to, specific product lines or business divisions.

The delay or failure to obtain regulatory approvals or the imposition of conditions to obtain regulatory approvals could result in a delay or failure to close the Merger or a termination of the Merger Agreement.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. A summary of the repurchase activity for the first three months of 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2018	3,511,454	$119.60	3,511,454	$0

January 1 - January 31	208,000	$111.53	208,000	$576,800,982
February 1 - February 28	64,000	$115.62	64,000	$569,401,085
March 1 - March 31	—	-	—	$569,401,085
Total first quarter	272,000	$112.50	272,000	$569,401,085

Total through March 31, 2019	3,783,454	$119.09	3,783,454	$569,401,085

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 28, 2019, by and among WABCO Holdings Inc., ZF Friedrichshafen AG and Verona Merger Sub Corp. (previously filed as Annex A to the Company's Preliminary Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 18, 2019 and herein incorporated by reference).

3.1	Amended and Restated By-Laws of WABCO Holdings Inc.
10.1	Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 1, 2019.
10.2	Employment Agreement and Benefits Letter effective April 1, 2019 between WABCO Global GmbH and Alexander De Bock.
10.3	Employment Agreement effective March 1, 2019 between WABCO Global GmbH and Jacques Esculier.
10.4	Employment Agreement effective March 1, 2019 between WABCO Global GmbH and Roberto Fioroni.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on April 26, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Chief Financial Officer & Controller
(Principal Financial Officer and Principal Accounting Officer)
April 26, 2019