Form 10-Q
period 2019-06-30
WABCO Holdings Inc.
filed 2019-07-19
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware			20-8481962
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1 Giacomettistrasse	Bern	Switzerland	3000-31
1220 Pacific Drive	Auburn Hills	Michigan	48326-1589
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code +41 315 813-300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	WBC	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
July 10, 2019	51,244,236
WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except share and per share data)	2019	2018	2019	2018
Sales	$912.8	$1,001.2	$1,845.6	$2,004.6
Cost of sales	644.0	690.9	1,304.0	1,385.3
Gross profit	268.8	310.3	541.6	619.3
Operating expenses:
Selling and administrative expenses	120.6	119.0	241.0	232.5
Research, development and engineering expenses	45.4	47.5	93.8	98.2
Other operating expense/(income), net	0.5	(2.7)	(0.6)	(4.9)
Operating income	102.3	146.5	207.4	293.5
Equity income of unconsolidated joint ventures, net	0.5	0.4	1.0	0.8
Other non-operating expense, net	(7.4)	(11.0)	(13.3)	(22.3)
Interest income/(expense), net	0.2	(3.1)	0.3	(6.2)
Income before income taxes	95.6	132.8	195.4	265.8
Income tax expense	20.9	23.5	33.0	49.9
Net income including noncontrolling interests	74.7	109.3	162.4	215.9
Less: net income attributable to noncontrolling interests	4.1	4.9	7.9	10.9
Net income attributable to Company	$70.6	$104.4	$154.5	$205.0
Net income attributable to Company per common share
Basic	$1.38	$1.96	$3.02	$3.83
Diluted	$1.38	$1.95	$3.01	$3.82
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	51,234,648	53,335,218	51,233,899	53,536,855
Diluted	51,340,058	53,470,051	51,350,848	53,695,384

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$74.7	$109.3	$162.4	$215.9
Other comprehensive income:
Currency translation adjustments	(6.9)	(69.6)	8.2	(45.8)
Pension and post-retirement benefit plan adjustments, net	2.7	20.3	10.4	17.0
Unrealized gains on hedges, net	—	0.8	—	0.8
Total other comprehensive income	(4.2)	(48.5)	18.6	(28.0)
Comprehensive income	70.5	60.8	181.0	187.9
Less: comprehensive income attributable to noncontrolling interests	4.4	1.1	8.9	6.2
Comprehensive income attributable to Company	$66.1	$59.7	$172.1	$181.7

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$712.2	$503.8
Short-term investments	68.6	135.8
Accounts receivable, less allowance for doubtful accounts of $12.1 in 2019 and $10.7 in 2018	691.4	611.5
Inventories, net	316.5	319.1
Guaranteed notes receivable	40.2	44.1
Investments in repurchase agreements	—	85.8
Other current assets	114.4	96.8
Total current assets	1,943.3	1,796.9
Property, plant and equipment, net	562.7	553.6
Operating lease right–of–use assets	111.3	—
Goodwill	808.1	809.4
Deferred tax assets	243.4	236.7
Investments in unconsolidated joint ventures	11.9	10.4
Intangible assets, net	237.6	246.6
Other assets	94.6	85.0
TOTAL ASSETS	$4,012.9	$3,738.6
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$18.6	$—
Accounts payable	224.7	232.5
Accrued payroll	115.2	111.2
Current portion of warranties	24.5	23.3
VAT payable	19.8	15.7
Accrued expenses	75.4	73.8
Promotion and customer incentives	25.5	26.6
Accrued income tax	43.1	28.2
Other accrued liabilities	106.0	84.7
Total current liabilities	652.8	596.0
Long-term debt	839.6	845.2
Operating lease liabilities	83.6	—
Pension and post-retirement benefits	718.6	716.0
Deferred tax liabilities	71.4	75.4
Long-term income tax liabilities	148.8	156.8
Other liabilities	79.1	84.0
TOTAL LIABILITIES	2,593.9	2,473.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,132,946 in 2019; 79,018,266 in 2018; and shares outstanding: 51,242,263 in 2019; 51,364,925 in 2018	0.8	0.8
Capital surplus	900.9	898.5
Treasury stock, at cost: 27,890,683 shares in 2019; 27,653,341 shares in 2018	(2,187.2)	(2,159.3)
Retained earnings	3,121.5	2,960.8
Accumulated other comprehensive loss	(514.8)	(524.0)
Total shareholders’ equity	1,321.2	1,176.8
Noncontrolling interests	97.8	88.4
Total equity	1,419.0	1,265.2
TOTAL LIABILITIES AND EQUITY	$4,012.9	$3,738.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Operating activities:
Net income including noncontrolling interests	$162.4	$215.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.8	47.9
Amortization of intangibles	13.7	14.2
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.0)	(0.8)
Non-cash stock compensation	8.1	11.2
Non-cash interest expense and debt issuance cost amortization	5.0	9.1
Deferred income tax benefit	(16.6)	(2.6)
Pension and post-retirement benefit expense	32.9	32.1
Foreign currency effects on changes in monetary assets/liabilities	0.6	(0.3)
Unrealized (gain)/loss on revaluation of foreign currency forward contracts	(0.6)	3.1
Loss on debt extinguishment	—	2.3
Other	(0.9)	1.2
Changes in assets and liabilities:
Accounts receivable, net	(80.0)	(39.6)
Inventories, net	2.2	(27.2)
Accounts payable	0.5	(3.2)
Other accrued liabilities and taxes	12.9	(35.8)
Other current and long-term assets	(22.2)	(35.5)
Other long-term liabilities	(12.9)	(11.9)
Pension and post-retirement benefit contributions	(13.1)	(13.9)
Net cash provided by operating activities	141.8	166.2
Investing activities:
Purchases of property, plant and equipment	(67.9)	(49.6)
Investments in capitalized software	(4.3)	(5.7)
Purchases of short-term investments and repurchase agreements	(424.3)	(269.8)
Sales and maturities of short-term investments and repurchase agreements	573.5	151.1
Investments in unconsolidated joint ventures	(0.7)	(2.2)
Acquisition of businesses	—	(8.6)
Net cash provided/(used) by investing activities	76.3	(184.8)
Financing activities:
Borrowings of long-term debt	—	368.5
Repayments of long-term debt	—	(500.0)
Net borrowings/(repayments) of short-term debt	19.3	(195.1)
Purchases of treasury stock	(30.6)	(119.9)
Taxes withheld and paid on employee stock award vestings	(4.8)	(4.7)
Dividends to noncontrolling interest holders	(2.3)	(3.0)
Proceeds from noncontrolling interest holders	3.9	—
Proceeds from exercise of stock options	0.6	0.5
Net cash used by financing activities	(13.9)	(453.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.4	(13.8)
Net increase/(decrease) in cash, cash equivalents and restricted cash	208.6	(486.1)
Cash, cash equivalents and restricted cash at beginning of period	504.2	1,141.5
Cash, cash equivalents and restricted cash at end of period	$712.8	$655.4

	Six Months Ended June 30,
(Amounts in millions)	2019	2018
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$5.8	$16.1
Income taxes	$43.3	$56.5
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$10.3	$9.0

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$712.2	$654.9
Restricted cash, included in other assets	0.6	0.5
Cash, cash equivalents and restricted cash at end of period	$712.8	$655.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Total equity, beginning balance	$1,344.3	$1,301.8	$1,265.2	$1,201.1

Common stock and capital surplus
Balance, beginning of period	897.6	884.0	899.3	884.0
Stock options exercised	—	—	0.2	0.1
Tax withheld on stock award vestings	—	—	(4.7)	(4.5)
Share-based compensation	4.1	6.7	8.1	11.1
Changes in ownership of noncontrolling interests	—	—	(1.2)	—
Balance, end of period	901.7	890.7	901.7	890.7
Treasury stock
Balance, beginning of period	(2,187.2)	(1,890.3)	(2,159.3)	(1,861.3)
Treasury shares purchased	—	(89.2)	(30.6)	(119.8)
Treasury shares reissued	—	0.3	2.7	1.9
Balance, end of period	(2,187.2)	(1,979.2)	(2,187.2)	(1,979.2)
Retained earnings
Balance, beginning of period	3,050.9	2,667.8	2,960.8	2,563.2
Adoption of ASU 2018-02 (Note 2) and ASU 2016-16	—	—	8.4	5.3
Net income attributable to Company	70.6	104.4	154.5	205.0
Treasury shares reissued	—	(0.2)	(2.2)	(1.5)
Balance, end of period	3,121.5	2,772.0	3,121.5	2,772.0
Accumulated other comprehensive loss
Balance, beginning of period	(510.3)	(443.1)	(524.0)	(464.5)
Other comprehensive (loss)/income	(4.5)	(44.8)	17.6	(23.4)
Adoption of ASU 2018-02 (Note 2)	—	—	(8.4)	—
Balance, end of period	(514.8)	(487.9)	(514.8)	(487.9)
Noncontrolling interests
Balance, beginning of period	93.4	83.4	88.4	79.7
Net income attributable to noncontrolling interests	4.1	4.9	7.9	10.9
Dividends paid	—	(1.8)	(2.3)	(3.0)
Contribution from noncontrolling interests	—	—	3.9	—
Changes in ownership of noncontrolling interests	—	—	(1.0)	—
Other comprehensive income/(loss)	0.3	(3.8)	0.9	(4.9)
Balance, end of period	97.8	82.7	97.8	82.7
Total equity, ending balance	$1,419.0	$1,278.3	$1,419.0	$1,278.3

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

As previously announced, on March 28, 2019, WABCO entered into an Agreement and Plan of Merger (the Merger Agreement) with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders. Consummation of the Merger is subject to customary closing conditions and regulatory approvals and is expected to close in early 2020. Due to the pending Merger, the Company has suspended previously announced changes to its internal reporting. The Company will maintain its current internal reporting to the chief operating decision maker and continue to operate as one reportable segment.

All majority-owned subsidiaries of WABCO are included in the condensed consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO’s investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings less dividends and changes in foreign currency in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures in the condensed consolidated balance sheets. Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation.

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 16 to the Consolidated Financial Statements for the year ended December 31, 2018, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2019.

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
The adoption of ASC 842 resulted in the recognition of operating lease right-of-use (ROU) assets of $110.1 million and operating lease liabilities of $111.2 million on the effective date. The new guidance did not have a material impact on the condensed consolidated statement of operations or statement of cash flow. The accounting for finance leases under ASC 842 remained substantially unchanged from previous accounting guidance and are not material. See Note 11 for the disclosures required by ASC 842 and accounting policy information for leases.

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

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments–Credit Losses to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2019	2018	2019	2018
OEM	$692.8	$761.4	$1,396.4	$1,522.3
Aftermarket	220.0	239.8	449.2	482.3
Total sales	$912.8	$1,001.2	$1,845.6	$2,004.6

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2019	2018	2019	2018
United States	$219.1	$224.3	$434.6	$430.3
Europe	434.3	489.4	896.2	990.8
Other (1)	259.4	287.5	514.8	583.5
Total sales	$912.8	$1,001.2	$1,845.6	$2,004.6

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of June 30, 2019 and December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 and 2018 were not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2019	2018	2019	2018
Foreign currency translation adjustments :
Balance at beginning of period	$(235.7)	$(152.8)	$(243.0)	$(177.6)
Adoption of ASU 2018-02 (Note 2)	—	—	(7.1)	—
Adjustment for the period	(7.2)	(65.5)	7.2	(40.7)
Balance at end of period (1)	(242.9)	(218.3)	(242.9)	(218.3)

Losses on intra-entity transactions:
Balance at beginning of period	(11.9)	(11.9)	(11.9)	(11.8)
Adjustment for the period	—	(0.3)	—	(0.4)
Balance at end of period (2)	(11.9)	(12.2)	(11.9)	(12.2)

Unrealized gains on investments:
Balance at beginning of period	—	—	—	0.1
Adjustment for the period	—	—	—	(0.1)
Balance at end of period	—	—	—	—

Unrealized losses on hedges:
Balance at beginning of period	—	(0.8)	—	(0.8)
Adjustment for the period	—	—	—	—
Amounts reclassified to earnings, net	—	0.8	—	0.8
Balance at end of period	—	—	—	—

Pension and post-retirement plans:
Balance at beginning of period	(262.7)	(277.6)	(269.1)	(274.4)
Adoption of ASU 2018-02 (Note 2)	—	—	(1.3)	—
Other comprehensive loss/(income) before reclassifications	(1.8)	14.4	1.3	4.7
Amounts reclassified to earnings, net (3)	4.5	5.8	9.1	12.3
Balance at end of period	(260.0)	(257.4)	(260.0)	(257.4)

Accumulated other comprehensive loss at end of period	$(514.8)	$(487.9)	$(514.8)	$(487.9)

(1) Includes an accumulated loss of $14.8 million, net of taxes of $2.7 million as of June 30, 2019 and an accumulated loss of $18.5 million, net of taxes of $12.9 million, as of June 30, 2018 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment. This includes the one-time adjustment of currency translation related to the adoption of ASU 2018-02 of $7.1 million disclosed above.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.9 million and $1.7 million for the three month periods ended June 30, 2019 and 2018, respectively, and $3.6 million for both the six month periods ended June 30, 2019 and 2018.

NOTE 5. Inventories, net

The components of inventories are as follows:

(Amounts in millions)	As of June 30, 2019	As of December 31, 2018
Finished products	$162.9	$185.2
Products in process	13.9	15.3
Raw materials	158.2	137.1
Inventories, gross	335.0	337.6
Less: inventory allowances	(18.5)	(18.5)
Inventories, net	$316.5	$319.1

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first six months of 2019 and 2018 were $122.6 million and $149.7 million, respectively. The expenses related to discounting were immaterial for the three and six months ended June 30, 2019 and 2018. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $40.2 million and $44.1 million as of June 30, 2019 and December 31, 2018, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of June 30, 2019 or December 31, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average incremental shares included	105,410	134,833	116,949	158,529
Shares excluded due to anti-dilutive effect	—	54,649	33,181	—

NOTE 8. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the six month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	79,018,266	(27,653,341)	51,364,925	78,937,828	(25,202,342)	53,735,486
Shares issued upon exercise of stock options	10,689	16,609	27,298	9,465	11,459	20,924
Shares issued upon vesting of RSUs	41,163	6,226	47,389	32,948	8,326	41,274
Shares issued for DSUs	6,307	—	6,307	7,833	—	7,833
Shares issued upon vesting of PSUs	56,521	11,823	68,344	20,632	6,009	26,641
Shares purchased for treasury	—	(272,000)	(272,000)	—	(929,000)	(929,000)
Balance at end of period	79,132,946	(27,890,683)	51,242,263	79,008,706	(26,105,548)	52,903,158

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued, on a cumulative basis, a total of 145,489 treasury shares related to certain employee vestings under its equity incentive program through June 30, 2019.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. As of June 30, 2019 the Company has purchased 272,000 shares for $30.6 million and has $569.4 million remaining under this repurchase authorization. The Company suspended its share repurchase program due to the pending Merger.

NOTE 9. Stock-Based Compensation

The Company records stock-based compensation expense in the condensed consolidated statements of operations for stock options and RSUs based on the grant date fair value, determined by the closing market price of the Company’s common stock on the date of grant. RSUs vest in equal annual installments over three years. As of June 30, 2019, the stock option awards are fully vested.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of June 30, 2019, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and six month periods ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2019	2018	2019	2018
Stock-based compensation	$4.1	$6.8	$8.1	$11.2

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Six Months Ended June 30,
	2019		2018
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	67,119	$117.54	62,113	$139.23
PSUs Granted	67,119	$117.59	54,544	$140.71
DSUs Granted	6,174	$130.50	7,208	$127.77
Total Awards	140,412		123,865

The RSUs granted during the periods presented above have vesting terms as follow:

	Six Months Ended June 30,
	2019	2018
Vest in equal annual installments over three years	67,119	60,022
Vest after three years	—	2,091
Total RSUs granted	67,119	62,113

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

As of June 30, 2019, the outstanding debt balance net of unamortized debt issuance costs was €299.2 million ($340.2 million at June 30, 2019 exchange rates) of which €100.0 million ($113.7 million at June 30, 2019 exchange rates) was used for the recapitalization of affiliated entities. The remaining proceeds will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of June 30, 2019.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of June 30, 2019, the outstanding debt balance net of unamortized debt issuance costs was €439.1 million ($499.2 million at June 30, 2019 exchange rates). This debt balance included a revaluation loss of $20.9 million, net of taxes of $7.5 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 4 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of June 30, 2019.

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

Revolving Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million (the 2015 Facility) to $600 million (the 2018 Facility), with an option to increase up to an additional $250 million. The 2018 Facility also extended the previously scheduled maturity date of September 30, 2022 for the 2015 Facility to June 28, 2023, subject to two one–year extension options, of which the first one was exercised on May 28, 2019, extending the maturity date by one year to June 28, 2024.

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

At June 30, 2019, there was €15.0 million ($17.1 million at June 30, 2019 exchange rates) outstanding under the 2018 Facility and there were no outstanding letters of credit or swing line loans. There were no borrowings, letters of credit or swing line loans outstanding as of December 31, 2018. The proceeds from borrowings under the 2018 Facility are available to fund acquisitions, provide working capital and for other general corporate purposes.

Interest on loans under the 2018 Facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of June 30, 2019.

Other Debt

As of June 30, 2019, the Company's various subsidiaries had additional borrowings from banks totaling $1.7 million, of which $0.3 million was classified as long-term debt. The remaining $1.4 million supports local working capital requirements. This is in comparison to $0.5 million as of December 31, 2018 which was fully classified as long-term debt.

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

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the condensed consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the condensed consolidated balance sheets and the related lease expenses are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term and are recorded as operating expenses.

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases and income related to subleasing are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of June 30, 2019.

The operating lease expense for the three and six months ended June 30, 2019 was $7.8 million and $15.6 million, respectively. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(Amount in millions)	2019	2019
Operating Lease Expense
Cash paid for amounts included in the measurement of lease liabilities	$7.7	$15.4
ROU assets obtained in exchange for new lease liabilities	$3.5	$15.5

Weighted-average remaining lease term (in years)	6.5	6.5
Weighted-average discount rate	1.6%	1.6%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

(Amount in millions)
2019 (excluding six months ended June 30, 2019)	$15.2
2020	27.8
2021	18.8
2022	15.1
2023	11.4
Thereafter	31.1
Total lease payments	119.4
Less: imputed interest	7.8
Total	$111.6

Amounts recognized in the condensed consolidated balance sheet:
Current liabilities, included in other accrued liabilities	$28.0
Long-term liabilities, as operating lease liabilities	$83.6

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
The following is a summary of changes in the Company’s product warranty liability for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in millions)	2019	2018	2019	2018
Balance of warranty costs accrued, beginning of period	$46.6	$53.8	$43.7	$50.9
Warranty costs accrued	6.6	9.7	16.9	20.9
Warranty claims settled	(8.6)	(6.9)	(15.6)	(16.5)
Foreign exchange translation effects	0.3	(2.7)	(0.1)	(1.4)
Balance of warranty costs accrued, end of period	$44.9	$53.9	$44.9	$53.9
Current liability, disclosed as current portion of warranties	$24.5	$33.4	$24.5	$33.4
Long-term liability, included in other liabilities	$20.4	$20.5	$20.4	$20.5

Warranty costs accrued	$6.6	$9.7	$16.9	$20.9
Less: received and anticipated recoveries from suppliers	—	(0.1)	—	(0.3)
Warranty costs net of received and anticipated recoveries	$6.6	$9.6	$16.9	$20.6

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $28.9 million, of which $17.7 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $8.2 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 6, the Company may receive bank acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These bank acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bank acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 30, 2019 and December 31, 2018, the Company had approximately $17.7 million and $28.2 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.9 million including interest ($10.1 million based on June 30, 2019 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of

2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of June 30, 2019.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of June 30, 2019 was $16.9 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

Merger Litigation

Following the announcement of the execution of the Merger Agreement, two putative class action complaints and two individual complaints were filed against the Company and the Board of Directors. On April 23, 2019, the first putative class action complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Collier v. WABCO Holdings Inc., et al., No. 1:19-cv-00729 (D. Del.). On April 24, 2019, the second putative class action complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Kent v. WABCO Holdings Inc., et al., No. 1:19-cv-00735 (D. Del.). On April 29, 2019, a third complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Stein v. WABCO Holdings Inc., et al., No. 1:19-cv-00782 (D. Del.). On May 2, 2019, a fourth complaint was filed against the Company and the Board of Directors in the United States District Court for the District of Delaware under the caption Kengchoon v. WABCO Holdings Inc., et al., No. 1:19-cv-00816 (D. Del.). The complaints allege violations of federal securities laws and regulations due to allegedly material and misleading statements and omissions in the preliminary proxy statement filed in connection with the Merger, including with respect to the financial analyses of the Company’s financial advisors and financial projections prepared by the Company’s management. The complaints sought to enjoin the special meeting and seek to enjoin the closing, as well as damages, costs and attorneys’ fees. The defendants believe that the lawsuits are without merit and the defendants specifically deny all allegations that any supplemental disclosure was or is required. However, to moot certain of plaintiffs’ disclosure claims in the lawsuits, to avoid nuisance, potential expense and delay and to provide additional information to WABCO’s shareholders, on June 17, 2019, WABCO voluntarily supplemented its definitive proxy statement by publicly filing additional disclosures.

The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders.

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

The income tax expense was $20.9 million and $33.0 million on pretax income of $95.6 million and $195.4 million before adjusting for noncontrolling interest for the three and six months ended June 30, 2019, and $23.5 million and $49.9 million on pretax income of $132.8 million and $265.8 million before adjusting for noncontrolling interest for the three and six months ended June 30, 2018. The change in income tax expense for the three month period is primarily the result of lower pre-tax income in 2019 and discrete tax benefits during the second quarter of 2018 related to changes in uncertain tax positions and return to provision adjustments. The change in income tax expense for the six month period is primarily the result of lower pre-tax income in 2019 and discrete tax benefits for the six month period in 2019 in excess of the same period in 2018. The most significant discrete tax benefit in the six month period ended June 30, 2019 was a $6.5 million tax benefit related to a change in a permanent reinvestment assertion with respect to WABCO INDIA.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. The European Commission still has the possibility to take an individual State Aid decision against each company that benefited from the EPR regime. At June 30,

2019, the Company maintained a tax reserve of $31.1 million pending further European Court developments regarding European State Aid cases.

Unrecognized tax benefits at June 30, 2019, including the $31.1 million of EPR clawback, amounted to $38.5 million, of which $33.1 million has been offset against deferred tax assets. The remaining unrecognized tax benefits of $5.4 million were classified as either a short-term or long-term liability depending on the expected timing of the resolution. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($51.3 million at June 30, 2019 exchange rates). In addition, a penalty assessment was issued in March of 2018 for INR 2.1 billion ($31.1 million at June 30, 2019 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, $7.7 million at June 30, 2019 exchange rates).

On March 31, 2019, the partial stay expired. The Commissioner of Income Tax directed the tax authority to recover an additional 5% percent of the assessment or INR 175.0 million ($2.5 million at June 30, 2019 exchange rates) and granted a further stay pending resolution of the appeal. As of June 30, 2019, the Company has deposited installments totaling INR 531.4 million ($7.7 million at June 30, 2019 exchange rates) for the original partial stay of demand and an additional INR 100.0 million ($1.4 million at June 30, 2019 exchange rates) for the subsequent request for payment. The Company has requested a payment plan for the remainder of the INR 175.0 million ($2.5 million at June 30, 2019 exchange rates) additional assessment. The assessed penalty has been held in abeyance pending the appeal.

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

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of June 30, 2019, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of June 30, 2019 related to the 2014/2015 Program was $65.5 million, which approximates the total expected costs to be incurred under this program.

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

The following is a summary of changes in the Company’s streamlining program liabilities for the three and six month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Balance at beginning of period	$23.9	$36.8	$26.4	$43.7
Charges	0.2	0.6	6.1	0.3
Payments	(5.4)	(5.9)	(13.4)	(13.7)
Foreign exchange effects	0.2	(1.9)	(0.2)	(0.7)
Balance at end of period (1)	$18.9	$29.6	$18.9	$29.6
Current liabilities, included in other accrued liabilities	$7.9	$16.9	$7.9	$16.9
Long-term liability, included in other liabilities	$11.0	$12.7	$11.0	$12.7

(1) Includes $3.9 million and $8.5 million related to the 2014/2015 Program as of June 30, 2019 and 2018 respectively.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2019	2018	2019	2018
Employee-related charges – cost of sales	$1.0	$(0.1)	$2.8	$(0.1)
Employee-related charges – selling and administrative	(0.6)	0.6	3.5	0.2
Other streamlining charges	(0.2)	0.1	(0.2)	0.2
Total streamlining costs	$0.2	$0.6	$6.1	$0.3

For the three month period ended June 30, 2019, streamlining costs recorded were immaterial. For the six month period ended June 30, 2019, the Company recorded $5.8 million related to headcount reductions and footprint relocation and $0.3 million related to the 2014/2015 Program. Streamlining expenses recorded for each component were individually immaterial for the three and six month periods ended June 30, 2018.

NOTE 15. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$7.0	$0.2	$6.3	$0.2
Interest cost on the projected benefit obligation	4.1	0.1	4.1	0.1
Less: expected return on plan assets	(1.2)	—	(1.3)	—
Amortization of prior service cost	0.1	—	—	—
Amortization of net loss	5.9	0.1	6.2	0.1
Pension and post-retirement benefit plan cost	$15.9	$0.4	$15.3	$0.4

	Six Months Ended June 30,
	2019		2018
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$13.6	$0.4	$13.1	$0.4
Interest cost on the projected benefit obligation	8.4	0.2	8.3	0.2
Less: expected return on plan assets	(2.4)	—	(2.6)	—
Amortization of prior service cost	0.3	—	—	—
Amortization of net loss	12.2	0.2	12.5	0.2
Pension and post-retirement benefit plan cost	$32.1	$0.8	$31.3	$0.8

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and six month periods ended June 30, 2019 and 2018 were based on the rates determined as of the beginning of each of the fiscal years of 2.40% and 2.75%, respectively.

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2019 and December 31, 2018, the Company designated Euro-denominated loans of €455.0 million (approximately $517.3 million at June 30, 2019 exchange rate) and €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) as hedges of its net investment in these subsidiaries.
For the three month periods ended June 30, 2019 and 2018, the Company recorded a loss of $5.1 million, net of taxes of $1.4 million, and a gain of $31.5 million, net of taxes of $8.9 million, respectively, in cumulative translation adjustment within AOCI. For the six month periods ended June 30, 2019 and 2018, the Company recorded a gain of $3.1 million, net of taxes of $0.9 million, and a gain of $9.1 million, net of taxes of $2.5 million, respectively, in cumulative translation adjustment within AOCI.
Derivatives Not Designated as Hedges
Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of June 30, 2019 and December 31, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of June 30, 2019		As of December 31, 2018
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	852.0	123.9	849.0	123.4
Hong Kong Dollar	HKD	EUR	285.0	36.4	285.0	36.4
British Pound	GBP	EUR	5.9	7.5	11.7	14.9
Polish Zloty	PLN	EUR	85.0	22.7	*	*

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of June 30, 2019 and December 31, 2018, forward contracts for an aggregate notional amount of €184.5 million ($209.8 million at June 30, 2019 exchange rates) and €170.2 million ($194.8 million at December 31, 2018 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on June 27, 2019 and December 27, 2018, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized a non-operating gain of $2.3 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. The fair value of these derivatives was immaterial at June 30, 2019 and at December 31, 2018.

NOTE 17. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follow:

	As of June 30, 2019
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$152.5	$—	$152.5

	As of December 31, 2018
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$209.4	$—	$209.4
Foreign currency derivative assets(b)	—	0.6	—	0.6

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized gains and losses on short–term and other investments still held at the reporting date were immaterial for the three and six-month periods ended June 30, 2019 and 2018.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of June 30, 2019 and December 31, 2018, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs. The Company also had non-marketable equity securities that do not have readily determinable fair values, the carrying amount of which amounted to $25.4 million as of June 30, 2019 and December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

The second quarter of 2019 was affected by a slowdown in economic growth expectations across most regions, leading to a further deterioration in key markets where we operate. This impact was partially offset through agile management of our variable cost structure and discretionary operating expenses. Due to the size and speed of the drop in markets, we were unable to fully offset the market impact.

Our sales for the second quarter of 2019 decreased compared to one year ago by 8.8% on a reported basis and by 4.4% excluding foreign currency translation effects. The sales decline was driven by declines in the truck and bus and trailer markets, down 5.8% and 14.8%, respectively. Additionally the markets for off-highway vehicles and passenger cars also declined.

The WABCO Operating System continued to enable fast and flexible responses to these major market changes, delivering $18.2 million of materials and conversion productivity. Gross materials productivity delivered 4.5% of material savings. Commodity inflation had a negative impact of 0.9%, bringing net materials productivity to 3.6% for the second quarter of 2019. Conversion productivity represented 6.1% for the second quarter of 2019, a continued solid performance.

As previously announced, on March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. Consummation of the Merger is subject to customary closing conditions and regulatory approvals.

The Company suspended its share repurchase program due to the pending Merger and we do not expect to reinstate the program this year. The Company’s guidance for 2019, communicated on February 15, 2019, assumed that the Company would continue this share repurchase program through 2019. This suspension will negatively impact the Company’s earnings per share performance however, due to the pending Merger, the Company will not be updating its guidance.

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

Second Quarter Results of Operations for 2019 Compared with 2018

	Three Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$912.8	$1,001.2	(8.8)%	$957.6	(4.4)%
Cost of sales	644.0	690.9	(6.8)%	674.9	(2.3)%
Gross profit	268.8	310.3	(13.4)%	282.7	(8.9)%

Operating expenses	166.5	163.8	1.6%	174.5	6.5%
Other non-operating expense, net	(7.4)	(11.0)	(32.7)%	(8.0)	(27.3)%
Interest income/(expense) net	0.2	(3.1)	(106.5)%	0.4	(112.9)%
Income tax expense	20.9	23.5	(11.1)%	21.7	(7.7)%

*	Amounts translated using average exchange rates for the three month period ended June 30, 2018

Sales

Our sales for the second quarter of 2019 were $912.8 million, a decrease of 8.8% (4.4% excluding foreign currency translation effects) from $1,001.2 million in 2018. In the second quarter of 2019 we observed a further deterioration in the global production of new trucks and buses, trailers, off-highway vehicles as well as passenger cars.

Total sales in Europe, our largest market, decreased 11.3% (5.6% excluding foreign currency translation effects) for the second quarter of 2019 while the production of new trucks and buses decreased 2.8%. Our sales to truck and bus OEMs also declined 11.6% (6.1% excluding foreign currency translation effects), due to unfavorable customer mix as well as continued phase out of AMT at a major gearbox supplier. The production of trailers faced a major decline of 16.1% year over year. We continue to outperform this market, which resulted in a reduction of sales to trailer OEMs of 11.0% (4.5% excluding foreign currency translation effects).

Total sales in North America decreased 2.0% (1.1% excluding foreign currency translation effects). Our sales to truck and bus OEMs increased 3.5% (4.4% excluding foreign currency translation effects) following the truck and bus market growth of 6.1% in the second quarter of 2019.

Total sales in South America increased 22.1% (32.8% excluding foreign currency translation effects) while the truck and bus production increased 14.4%. Our sales to truck and bus OEMs increased by 22.3% (32.9% excluding foreign currency translation effects). Our outperformance in this market was driven by share of market gain in braking controls and further adoption of AMT technologies at a global OEM.

Total sales in Asia decreased 15.2% (10.9% excluding foreign currency translation effects) compared to an estimated 10.8% decrease in new vehicle production in the region.

Total sales in China decreased 16.4% (10.5% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 7.9% (1.4% excluding foreign currency translation effects) driven by the decline in truck and bus production of 6.3% and unfavorable customer mix due to a loss in market share at two of our key customers compensated by increased penetration of more advanced braking and stability control systems, partially offset by pricing.

Total sales in India decreased 28.5% (25.6% excluding foreign currency translation effects) driven by the 26.7% decrease in the production of new trucks and buses. Our sales to truck and bus OEMs declined by 32.5% (29.7% excluding foreign currency translation effects). We continue to benefit from the outperformance initiatives launched in prior quarters but those impacts were offset by a negative mix from a decline in the production of multi-axle vehicles while the production of twin-axle vehicles which typically have lower content per vehicle increased.

Total sales in Korea increased 25.8% (34.9% excluding foreign currency translation effects), nicely outperforming the production of trucks and buses which decreased 3.5%. Our sales to truck and bus OEMs grew by 60.4% (71.2% excluding foreign currency translation effects) following a favorable vehicle model mix. Sales in Japan decreased 2.0% (1.2% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 7.0%.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 8.2% (3.5% excluding foreign currency translation effects) in the second quarter of 2019. We realized strong growth in South America and the Middle East of 4.9% and 17.1%, respectively (14.3% and 25.0% excluding foreign currency translation effects, respectively). In addition, our continuing focus on digitization resulted into solid sales growth within our fleet management portfolio. This was more than offset by a 10.1% decline (4.1% excluding foreign currency translation effects) in Europe and a 16.9% (13.7% excluding foreign currency translation effects) decline in India. In both regions Original Equipment Systems (OES) customers and dealers are facing uncertainty in the market leading to a cautious order behavior.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated 6.1% of production and conversion cost savings, as well as 4.5% of gross material savings and 3.6% of net materials productivity for the second quarter of 2019. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended June 30, 2018	$690.9	$310.3

Increase/(decrease) due to:
Sales price reductions		(12.3)
Sales price reductions as % of sales		(1.3)%
Volume, mix and absorption	(17.7)	(13.6)
Material productivity	(9.3)	9.3
Conversion productivity	(8.9)	8.9
Labor inflation	3.9	(3.9)
Streamlining costs	1.2	(1.2)
Foreign exchange effects (1)	(32.6)	(12.2)
Other(2)	16.5	(16.5)
Net increase	(46.9)	(41.5)

Cost of sales / gross profit for the three months ended June 30, 2019	$644.0	$268.8

(1) Foreign exchange effects include both translational and transactional effects.
(2) Includes increased depreciations, U.S. tariffs imposed on imports as well as one-time positive inventory adjustments of $6.7 million in 2018.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended June 30, 2018	$163.8

Increase/(decrease) due to:
Labor inflation	4.0
Sell-side M&A activity(1)	6.1
Employee-related costs(2)	1.4
Headquarters relocation costs	0.9
Streamlining expenses	(1.5)
Foreign exchange translation	(8.0)
Savings net of investments	(0.2)
Net increase	2.7

Operating expenses for the three months ended June 30, 2019	$166.5

(1) Consists primarily of legal and financial advisory fees related to the Merger.
(2) Includes incremental employee compensation associated with the Merger.

The Company has continued to focus on controlling its operating costs during the second quarter and, excluding the effects of the Merger, has maintained a flat level of operating expenses compared to prior year despite inflationary pressures.

Other non-operating expense, net

Other non-operating expense, net decreased by $3.6 million to $7.4 million for the second quarter of 2019 as compared to $11.0 million for the second quarter of 2018, primarily driven by a $2.6 million loss on debt extinguishment resulting from the prepayment of the Senior USD Notes incurred during the second quarter of 2018, as discussed in Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest income/(expense), net

Interest income/(expense), net increased by $3.3 million to an income of $0.2 million for the second quarter of 2019 as compared to an expense of $3.1 million for the second quarter of 2018, as a result of lower interest expense due to the prepayment of the Senior USD Notes in the second quarter of 2018, as discussed in Note 10 of Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the second quarter of 2019 was $20.9 million on pre-tax income of $95.6 million before adjusting for noncontrolling interest, compared with an income tax expense of $23.5 million on pre-tax income of $132.8 million before adjusting for noncontrolling interest in the second quarter of 2018. The change in income tax expense is primarily the result of lower pre-tax income during the second quarter of 2019 and discrete income tax benefits recorded in the second quarter of 2018.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. The European Commission still has the possibility to take an individual State Aid decision against each company that benefited from the EPR regime. At June 30, 2019, the Company maintained a tax reserve of $31.1 million pending further European Court developments regarding European State Aid cases.

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

Year to Date Results of Operations for 2019 Compared with 2018

	Six Months Ended June 30,			Excluding foreign exchange translation *
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$1,845.6	$2,004.6	(7.9)%	$1,953.3	(2.6)%
Cost of sales	1,304.0	1,385.3	(5.9)%	1,378.7	(0.5)%
Gross profit	541.6	619.3	(12.5)%	574.6	(7.2)%

Operating expenses	334.2	325.8	2.6%	353.9	8.6%
Other non-operating expense, net	(13.3)	(22.3)	(40.4)%	(15.1)	(32.3)%
Interest income/(expense) net	0.3	(6.2)	(104.8)%	0.6	(109.7)%
Income tax expense	33.0	49.9	(33.9)%	34.5	(30.9)%

*	Amounts translated using average exchange rates for the six month period ending June 30, 2018

Sales

Our sales for the first six months of 2019 were $1,845.6 million, a decrease of 7.9% (2.6% excluding foreign currency translation effects) from $2,004.6 million in 2018 following the decline in the global truck and bus and trailer markets.

Total sales in Europe, our largest market, decreased 9.6% (2.6% excluding foreign currency translation effects) for the first six months of 2019, while the production of new trucks and buses decreased 2.0%. Our sales to truck and bus OEMs declined 9.7% (3.1% excluding foreign currency translation effects), driven by the phase out of AMT at a major gearbox supplier in Western Europe. Additionally our sales in Europe were negatively impacted by the significant drop in trailer production of 12.0%.

Total sales in North America increased 1.2% (2.2% excluding foreign currency translation effects) driven by a market growth of 10.4%. Our sales to truck and bus OEMs increased 7.1% (8.2% excluding foreign currency translation effects). Weakening markets for off-highway vehicles and passenger cars as indicated in the beginning of 2019 continued to negatively contribute to our sales growth year over year for the first six months of 2019.

Total sales in South America increased 13.8% (27.1% excluding foreign currency translation effects) while the truck and bus production increased 5.7%. Our sales to truck and bus OEMs increased by 10.2% (22.6% excluding foreign currency translation effects). We outperformed the market due to a share of market gain in braking controls and AMT at a global OEM.

Total sales in Asia decreased 16.3% (11.4% excluding foreign currency translation effects) compared to an estimated 8.1% decrease in new vehicle production in the region.

Total sales in China decreased 15.6% (10.1% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 9.7% (3.8% excluding foreign currency translation effects) primarily driven by the decline in truck and bus production of 4.5% as well as by continuing pricing pressure.

Total sales in India decreased 28.7% (23.8% excluding foreign currency translation effects) driven by the 21.8% decrease in the production of new trucks and buses. Our sales to truck and bus OEMs declined by 30.0% (25.0% excluding foreign currency translation effects). We continue to benefit from the outperformance initiatives launched in prior quarters but those impacts were offset by a negative mix from a decline in the production of multi-axle vehicles while the production of twin-axle vehicles which typically have lower content per vehicle increased.

Total sales in Korea increased 10.8% (18.2% excluding foreign currency translation effects) while the truck and bus production only increased 0.1%. Our sales to truck and bus OEMs grew by 44.4% (54.0% excluding foreign currency translation effects) following a favorable vehicle model mix. Sales in Japan decreased 2.4% (1.2% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 3.7%.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 6.9% (1.2% excluding foreign currency translation effects) in the first six months of 2019. Aftermarket sales grew in South America and the Middle East 3.0%

and 19.8%, respectively (15.6% and 29.4% excluding foreign currency translation effects, respectively). This was offset by a 10.5% decline (3.5% excluding foreign currency translation effects) in our main market of Europe, a 14.6% decline (8.8% excluding foreign currency translation effects) in India and flattish sales growth in North America.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity generated $28.8 million of production and conversion cost savings, as well as 4.2% of gross material savings. Commodity inflation had a negative impact of 1.0%, bringing net materials productivity to 3.2% for the first six months of 2019. Management uses conversion and materials productivity as internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the six months ended June 30, 2018	$1,385.3	$619.3

Increase/(decrease) due to:
Sales price reductions		(24.0)
Sales price reductions as % of sales		(1.2)%
Volume, mix and absorption	(11.8)	(15.5)
Material productivity	(20.0)	20.0
One-time supplier-related settlement in 2018	10.5	(10.5)
Conversion productivity	(19.3)	19.3
Labor inflation	10.2	(10.2)
Streamlining costs	3.1	(3.1)
Foreign exchange effects (1)	(83.8)	(23.9)
Other(2)	29.8	(29.8)
Net increase	(81.3)	(77.7)

Cost of sales / gross profit for the six months ended June 30, 2019	$1,304.0	$541.6

(1) Foreign exchange effects include both translational and transactional effects.
(2) Includes increased depreciations, U.S. tariffs imposed on imports as well as one-time positive inventory adjustments of $6.7 million in 2018.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the six months ended June 30, 2018	$325.8

Increase/(decrease) due to:
Labor inflation	9.8
Sell-side M&A activity (1)	10.2
Employee-related costs(2)	1.9
Headquarters relocation costs	2.7
Streamlining expenses	3.3
Foreign exchange translation	(19.7)
Investments net of savings	0.2
Net increase	8.4

Operating expenses for the six months ended June 30, 2019	$334.2

(1) Consists primarily of legal and financial advisory fees related to the Merger.
(2) Includes incremental employee compensation associated with the Merger.

Other non-operating expense, net

Other non-operating expense, net decreased by $9.0 million to $13.3 million for the first six months of 2019 as compared to $22.3 million for 2018, primarily driven by a $2.6 million loss on debt extinguishment resulting from the prepayment of the Senior USD Notes incurred during the second quarter of 2018, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements, as well as gains on short term investments in 2019 and unfavorable foreign exchange revaluation impacts in the first quarter of 2018.

Interest income/(expense), net

Interest income/(expense), net increased by $6.5 million to an income of $0.3 million for the first six months of 2019 as compared to an expense of $6.2 million for 2018, as a result of lower interest expense due to the prepayment of the Senior USD Notes in the second quarter of 2018, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the six months ended June 30, 2019 was $33.0 million on pre-tax income of $195.4 million before adjusting for noncontrolling interest, compared with an income tax expense of $49.9 million on pre-tax income of $265.8 million before adjusting for noncontrolling interest for the six months ended June 30, 2018. The change in income tax expense is primarily the result of lower pre-tax income, and discrete tax benefits during the first quarter of 2019, the most significant of which is a $6.5 million discrete tax benefit related to a change in a permanent reinvestment assertion with respect to WABCO INDIA.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. The European Commission still has the possibility to take an individual State Aid decision against each company that benefited from the EPR regime. At June 30, 2019, the Company maintained a tax reserve of $31.1 million pending further European Court developments regarding European State Aid cases.

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

Liquidity and Capital Resources

The Company’s cash generation in the first quarter was affected by the build-up of working capital as well as the pay-out of cash incentive programs. During the second quarter of 2019, we leveraged our working capital, curtailed our investments in property, plant and equipment, leading to a net cash from operating activities of $83.0 million compared to $77.2 million in the second quarter of prior year. During the first quarter of 2019 we also suspended our share repurchase program due to the pending Merger, and do not expect to reinstate the share repurchase program this year.
Cash Flows for the Six Months Ended June 30, 2019

Operating activities - Net cash provided by operating activities was $141.8 million and $166.2 million for the first six months of 2019 and 2018, respectively. Cash flow from operating activities for the first six months of 2019 consisted primarily of net income including noncontrolling interests of $162.4 million, increased by $92.0 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, stock compensation and non-cash interest expense and debt issuance cost amortization. This was partially offset by $112.6 million related to changes in operating assets and liabilities as well as pension contributions, which includes $8.7 million of payments made related to the Merger.

Cash flow from operating activities for the first six months of 2018 consisted primarily of net income including noncontrolling interests of $215.9 million, increased by $117.4 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, stock compensation and non-cash interest expense and debt issuance cost amortization. This was partially offset by $167.1 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash provided by investing activities amounted to $76.3 million in the first six months of 2019 compared to net cash used by investing activities balance of $184.8 million in the first six months of 2018.

Capital expenditures in property, plant and equipment was $67.9 million and $49.6 million in 2019 and 2018, respectively. This increase is primarily driven by the timing of investments compared to prior year. On a full year basis, we expect capital expenditures to be slightly above last year's level.

Aside from capital expenditures in tooling, equipment and software, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follows:

	Six Months Ended June 30,
	2019			2018
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$113.3	$311.0	$424.3	$—	$269.8	$269.8
Sales and redemptions	198.4	375.1	573.5	30.5	120.6	151.1
Net cash received/(invested)	$85.1	$64.1	$149.2	$30.5	$(149.2)	$(118.7)

Financing activities - Net cash used by financing activities amounted to $13.9 million for the six months ended June 30, 2019 compared to $453.7 million for the first six months of 2018. The cash used by financing activities for the six months ended June 30, 2019 primarily results from the shares we repurchased for a total amount of $30.6 million, partially offset by net borrowings of short-term debt under the revolving credit facilities of $19.3 million. The Company suspended its share repurchase program during the first quarter of 2019 due to the pending Merger and we do not expect to reinstate the share repurchase program this year.

In 2018, the cash used by financing activities mainly resulted from the $500.0 million prepayment of the Senior USD Notes, the repayment of our revolving credit facilities for $195.1 million, as well as the shares we repurchased for an amount of $119.9 million, partially offset by cash receipts from our new long term loans (the Schuldschein Loans) for $368.5 million.

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
Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million (the 2015 Facility) to $600 million (the 2018 Facility), with an option to increase up to an additional $250.0 million. The 2018 Facility also extended the previously scheduled maturity date of September 30, 2022 for the 2015 Facility to June 28, 2023, subject to two one–year extension options, of which the first one was exercised on May 28, 2019, extending the maturity date by one year to June 28, 2024.

Concurrent with entering into the 2018 Facility, the Company also terminated the $100 million multi-currency five-year unsecured revolving credit facility (the 2014 Facility) that was due to expire on December 17, 2019.

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600.0 million, of which $582.9 million was available for borrowing at June 30, 2019.

As of June 30, 2019, various subsidiaries also had other borrowings from banks totaling $1.7 million, of which $0.3 million was classified as long-term debt. The remaining $1.4 million supports local working capital requirements.
Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of June 30, 2019 the Company designated borrowings under the revolving credit facility and Euro-denominated loans of €455.0 million ($517.3 million at June 30, 2019 exchange rates) and €440.0 million ($503.6 million at December 31, 2018 exchange rates) of Euro-denominated loans as hedges of its net investment in these subsidiaries.

For the three month periods ended June 30, 2019 and 2018, the Company recorded a gain of $5.1 million, net of taxes of $1.4 million, and a gain of $31.5 million, net of taxes of $8.9 million, respectively, in cumulative translation adjustment within AOCI.
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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 16 of Notes to the Consolidated Financial Statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated

Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2019.

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

There have been no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 12 and Note 13 of Notes to the Condensed Consolidated Financial Statements.

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

As previously announced, on March 28, 2019, WABCO entered into an Agreement and Plan of Merger (the Merger Agreement) with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the receipt of regulatory approvals, which is not within our control. Although WABCO’s shareholders approved the adoption of the Merger Agreement at a special meeting of shareholders on June 27, 2019, there can be no assurance as to when, or if, the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay the Merger or result in the termination of the Merger Agreement.

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

Under the Merger Agreement, we are generally not permitted to solicit or discuss acquisition proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue an acquisition proposal or an offer or proposal that could reasonably be expected to lead to an acquisition proposal and, in specified circumstances, could require us to pay ZF a termination fee of $211 million. Such restrictions may discourage or deter a third party that may be willing to pay more than ZF for our common stock from considering or proposing an acquisition proposal. Notwithstanding the foregoing, in no event will the termination fee be paid to ZF more than once. In addition, the adoption of the Merger Agreement by WABCO’s shareholders eliminated our right to terminate the Merger Agreement in response to an acquisition proposal.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. A summary of the repurchase activity for the first six months of 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2018	3,511,454	$119.60	3,511,454	$0

January 1 - January 31	208,000	$111.53	208,000	$576,800,982
February 1 - February 28	64,000	$115.62	64,000	$569,401,085
March 1 - March 31	—	-	—	$569,401,085
Total first quarter	272,000	$112.50	272,000	$569,401,085

Total through March 31, 2019	3,783,454	$119.09	3,783,454	$569,401,085

April 1 - April 30	—	-	—	$569,401,085
May 1 - May 31	—	-	—	$569,401,085
June 1 - June 30	—	-	—	$569,401,085
Total second quarter	—	-	—	$569,401,085

Total through June 30, 2019	3,783,454	$119.09	3,783,454	$569,401,085

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Management Agreement between WABCO Europe SPRL/BVBA and Lisa Brown, dated June 1, 2016.
10.2	Retention Award Agreement between WABCO Holdings Inc. and Lisa Brown, dated July 17, 2018.
10.3	Employment Agreement and Benefits Letter effective December 14, 2018 between WABCO Global GmbH and Christian Brenneke.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on July 19, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)
July 19, 2019