Form 10-Q
period 2019-09-30
WABCO Holdings Inc.
filed 2019-11-06
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
November 1, 2019	51,254,686

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except share and per share data)	2019	2018	2019	2018
Sales	$798.4	$914.8	$2,644.0	$2,919.4
Cost of sales	559.5	639.7	1,863.5	2,025.0
Gross profit	238.9	275.1	780.5	894.4
Operating expenses:
Selling and administrative expenses	110.5	116.5	351.4	349.0
Research, development and engineering expenses	50.4	49.5	144.2	147.7
Other operating (income)/expense, net	(2.9)	2.1	(3.5)	(2.8)
Operating income	80.9	107.0	288.4	400.5
Equity income of unconsolidated joint ventures, net	0.5	(0.1)	1.6	0.7
Other non-operating expense, net	(4.4)	(12.9)	(17.7)	(35.3)
Interest expense, net	(0.3)	(0.7)	—	(6.8)
Income before income taxes	76.7	93.3	272.3	359.1
Income tax expense	15.9	13.5	48.9	63.3
Net income including noncontrolling interests	60.8	79.8	223.4	295.8
Less: net income attributable to noncontrolling interests	2.8	5.3	10.7	16.2
Net income attributable to Company	$58.0	$74.5	$212.7	$279.6
Net income attributable to Company per common share
Basic	$1.13	$1.42	$4.15	$5.25
Diluted	$1.13	$1.41	$4.14	$5.24
Cash dividends per share of common stock	$—	$—	$—	$—
Weighted average common shares outstanding
Basic	51,245,534	52,607,825	51,237,820	53,223,823
Diluted	51,389,008	52,773,998	51,378,982	53,403,774

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Net income including noncontrolling interests	$60.8	$79.8	$223.4	$295.8
Other comprehensive income:
Currency translation adjustments	(36.4)	(34.4)	(28.2)	(80.2)
Pension and post-retirement benefit plan adjustments, net	13.3	2.6	23.7	19.6
Unrealized gains on hedges, net	—	—	—	0.8
Total other comprehensive income	(23.1)	(31.8)	(4.5)	(59.8)
Comprehensive income	37.7	48.0	218.9	236.0
Less: comprehensive income attributable to noncontrolling interests	1.0	1.7	9.9	7.9
Comprehensive income attributable to Company	$36.7	$46.3	$209.0	$228.1

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$817.1	$503.8
Short-term investments	66.0	135.8
Accounts receivable, less allowance for doubtful accounts of $12.4 in 2019 and $10.7 in 2018	580.7	611.5
Inventories, net	341.3	319.1
Guaranteed notes receivable	34.8	44.1
Investments in repurchase agreements	—	85.8
Other current assets	105.4	96.8
Total current assets	1,945.3	1,796.9
Property, plant and equipment, net	561.1	553.6
Operating lease right–of–use assets	102.0	—
Goodwill	793.5	809.4
Deferred tax assets	237.2	236.7
Investments in unconsolidated joint ventures	12.6	10.4
Intangible assets, net	231.0	246.6
Other assets	96.1	85.0
TOTAL ASSETS	$3,978.8	$3,738.6
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$27.4	$—
Accounts payable	214.9	232.5
Accrued payroll	112.1	111.2
Current portion of warranties	26.5	23.3
VAT payable	15.9	15.7
Accrued expenses	69.0	73.8
Promotion and customer incentives	29.3	26.6
Accrued income tax	43.7	28.2
Other accrued liabilities	107.6	84.7
Total current liabilities	646.4	596.0
Long-term debt	808.2	845.2
Operating lease liabilities	75.9	—
Pension and post-retirement benefits	698.4	716.0
Deferred tax liabilities	75.1	75.4
Long-term income tax liabilities	144.7	156.8
Other liabilities	76.3	84.0
TOTAL LIABILITIES	2,525.0	2,473.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,142,874 in 2019; 79,018,266 in 2018; and shares outstanding: 51,254,164 in 2019; 51,364,925 in 2018	0.8	0.8
Capital surplus	901.2	898.5
Treasury stock, at cost: 27,888,710 shares in 2019; 27,653,341 shares in 2018	(2,187.0)	(2,159.3)
Retained earnings	3,179.4	2,960.8
Accumulated other comprehensive loss	(536.1)	(524.0)
Total shareholders’ equity	1,358.3	1,176.8
Noncontrolling interests	95.5	88.4
Total equity	1,453.8	1,265.2
TOTAL LIABILITIES AND EQUITY	$3,978.8	$3,738.6

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Operating activities:
Net income including noncontrolling interests	$223.4	$295.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71.1	73.1
Change in fair value of non-marketable equity securities	(2.2)	5.5
Amortization of intangibles	21.7	21.0
Equity in earnings of unconsolidated joint ventures, net of dividends received	(1.6)	(0.7)
Non-cash stock compensation	8.2	15.2
Non-cash interest expense and debt issuance cost amortization	7.4	10.9
Deferred income tax benefit	(17.9)	(5.6)
Pension and post-retirement benefit expense	48.0	47.5
Foreign currency effects on changes in monetary assets/liabilities	1.8	(4.4)
Unrealized (gain)/loss on revaluation of foreign currency forward contracts	(1.7)	1.9
Loss on debt extinguishment	—	2.3
Other	0.1	0.4
Changes in assets and liabilities:
Accounts receivable, net	12.1	(10.3)
Inventories, net	(32.3)	(55.4)
Accounts payable	(2.6)	—
Other accrued liabilities and taxes	20.6	(25.7)
Other current and long-term assets	(15.4)	(38.8)
Other long-term liabilities	(15.5)	(12.8)
Pension and post-retirement benefit contributions	(17.7)	(19.4)
Net cash provided by operating activities	307.5	300.5
Investing activities:
Purchases of property, plant and equipment	(107.9)	(83.8)
Investments in capitalized software	(7.4)	(9.0)
Purchases of short-term investments and repurchase agreements	(595.1)	(388.7)
Sales and maturities of short-term investments and repurchase agreements	738.6	372.7
Investments in unconsolidated joint ventures	(0.7)	(3.1)
Acquisition of businesses	—	(8.6)
Net cash provided/(used) by investing activities	27.5	(120.5)
Financing activities:
Borrowings of long-term debt	—	368.5
Repayments of long-term debt	—	(500.0)
Net borrowings/(repayments) of short-term debt	29.3	(114.3)
Purchases of treasury stock	(30.6)	(210.1)
Taxes withheld and paid on employee stock award vestings	(4.8)	(4.9)
Dividends to noncontrolling interest holders	(5.6)	(5.7)
Proceeds from noncontrolling interest holders	3.9	—
Proceeds from exercise of stock options	0.7	0.5
Net cash used by financing activities	(7.1)	(466.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14.4)	(23.0)
Net increase/(decrease) in cash, cash equivalents and restricted cash	313.5	(309.0)
Cash, cash equivalents and restricted cash at beginning of period	504.2	1,141.5
Cash, cash equivalents and restricted cash at end of period	$817.7	$832.5

	Nine Months Ended September 30,
(Amounts in millions)	2019	2018
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$9.2	$19.8
Income taxes	$65.5	$82.9
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$1.6	$10.2

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$817.1	$832.2
Restricted cash, included in other assets	0.6	0.3
Cash, cash equivalents and restricted cash at end of period	$817.7	$832.5

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Total equity, beginning balance	$1,419.0	$1,278.3	$1,265.2	$1,201.1

Common stock and capital surplus
Balance, beginning of period	901.7	890.7	899.3	884.0
Stock options exercised	—	—	0.2	0.1
Tax withheld on stock award vestings	—	—	(4.7)	(4.5)
Share-based compensation	0.1	3.8	8.2	14.9
Deferred compensation	0.2	—	0.2	—
Changes in ownership of noncontrolling interests	—	—	(1.2)	—
Balance, end of period	902.0	894.5	902.0	894.5
Treasury stock
Balance, beginning of period	(2,187.2)	(1,979.2)	(2,159.3)	(1,861.3)
Treasury shares purchased	—	(90.2)	(30.6)	(210.0)
Treasury shares reissued	0.2	—	2.9	1.9
Balance, end of period	(2,187.0)	(2,069.4)	(2,187.0)	(2,069.4)
Retained earnings
Balance, beginning of period	3,121.5	2,772.0	2,960.8	2,563.2
Adoption of ASU 2018-02 (Note 2) and ASU 2016-16	—	—	8.4	5.3
Net income attributable to Company	58.0	74.5	212.7	279.6
Treasury shares reissued	(0.1)	(0.2)	(2.5)	(1.8)
Balance, end of period	3,179.4	2,846.3	3,179.4	2,846.3
Accumulated other comprehensive loss
Balance, beginning of period	(514.8)	(487.9)	(524.0)	(464.5)
Other comprehensive loss	(21.3)	(28.2)	(3.7)	(51.6)
Adoption of ASU 2018-02 (Note 2)	—	—	(8.4)	—
Balance, end of period	(536.1)	(516.1)	(536.1)	(516.1)
Noncontrolling interests
Balance, beginning of period	97.8	82.7	88.4	79.7
Net income attributable to noncontrolling interests	2.8	5.3	10.7	16.2
Dividends paid	(3.3)	(2.7)	(5.6)	(5.7)
Contribution from noncontrolling interests	—	—	3.9	—
Changes in ownership of noncontrolling interests	—	—	(1.0)	—
Other comprehensive loss	(1.8)	(3.7)	(0.9)	(8.6)
Balance, end of period	95.5	81.6	95.5	81.6
Total equity, ending balance	$1,453.8	$1,236.9	$1,453.8	$1,236.9

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 16 to the Consolidated Financial Statements for the year ended December 31, 2018, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2019.

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

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments–Credit Losses to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for fiscal years beginning after December 15, 2019 and must be applied through a cumulative-effect adjustment to retained earnings as of the period of adoption. The Company has established a team to evaluate the application of the current expected credit loss model (CECL), as required by this standard, to its financial assets subject to credit losses. Based on the scoping and gap analysis performed for its financial assets, implementation efforts are primarily focused on the application of CECL to trade accounts receivable, including incorporating CECL into the methodology, model and assumptions used in determining the allowance for doubtful accounts. The Company has not completed the analysis for determining the impact that this new guidance will have on the condensed consolidated financial statements.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2019	2018	2019	2018
OEM	$578.3	$677.7	$1,974.7	$2,200.1
Aftermarket	220.1	237.1	669.3	719.3
Total sales	$798.4	$914.8	$2,644.0	$2,919.4

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2019	2018	2019	2018
United States	$215.5	$228.8	$657.9	$666.0
Europe	390.9	448.2	1,320.6	1,471.1
Other (1)	192.0	237.8	665.5	782.3
Total sales	$798.4	$914.8	$2,644.0	$2,919.4

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of September 30, 2019 and December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 and 2018 were not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2019	2018	2019	2018
Foreign currency translation adjustments :
Balance at beginning of period	$(242.9)	$(218.3)	$(243.0)	$(177.6)
Adoption of ASU 2018-02 (Note 2)	—	—	(7.1)	—
Adjustment for the period	(34.6)	(31.0)	(27.4)	(71.7)
Balance at end of period (1)	(277.5)	(249.3)	(277.5)	(249.3)

Losses on intra-entity transactions:
Balance at beginning of period	(11.9)	(12.2)	(11.9)	(11.8)
Adjustment for the period	—	0.2	—	(0.2)
Balance at end of period (2)	(11.9)	(12.0)	(11.9)	(12.0)

Unrealized gains on investments:
Balance at beginning of period	—	—	—	0.1
Adjustment for the period	—	—	—	(0.1)
Balance at end of period	—	—	—	—

Unrealized losses on hedges:
Balance at beginning of period	—	—	—	(0.8)
Adjustment for the period	—	—	—	—
Amounts reclassified to earnings, net	—	—	—	0.8
Balance at end of period	—	—	—	—

Pension and post-retirement plans:
Balance at beginning of period	(260.0)	(257.4)	(269.1)	(274.4)
Adoption of ASU 2018-02 (Note 2)	—	—	(1.3)	—
Other comprehensive loss/(income) before reclassifications	9.3	(1.8)	10.6	6.5
Amounts reclassified to earnings, net (3)	4.0	4.4	13.1	13.1
Balance at end of period	(246.7)	(254.8)	(246.7)	(254.8)

Accumulated other comprehensive loss at end of period	$(536.1)	$(516.1)	$(536.1)	$(516.1)

(1) Includes an accumulated gain of $0.5 million, net of taxes of $1.6 million as of September 30, 2019 and an accumulated loss of $23.2 million, net of taxes of $14.1 million, as of September 30, 2018 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment. This includes the one-time adjustment of currency translation related to the adoption of ASU 2018-02 of $7.1 million disclosed above.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $1.6 million and $1.8 million for the three month periods ended September 30, 2019 and 2018, respectively, and $5.2 million and $5.4 million for the nine month periods ended September 30, 2019 and 2018, respectively.

NOTE 5. Inventories, net

The components of inventories are as follows:

(Amounts in millions)	As of September 30, 2019	As of December 31, 2018
Finished products	$172.9	$185.2
Products in process	13.6	15.3
Raw materials	171.6	137.1
Inventories, gross	358.1	337.6
Less: inventory allowances	(16.8)	(18.5)
Inventories, net	$341.3	$319.1

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor. These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first nine months of 2019 and 2018 were $190.1 million and $216.1 million, respectively. The expenses related to discounting were $0.3 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.8 million, for the three and nine months ended September 30, 2018, respectively. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $34.8 million and $44.1 million as of September 30, 2019 and December 31, 2018, respectively.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of September 30, 2019 or December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average incremental shares included	143,474	166,173	141,163	179,951
Shares excluded due to anti-dilutive effect	—	—	51	—

NOTE 8. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	79,018,266	(27,653,341)	51,364,925	78,937,828	(25,202,342)	53,735,486
Shares issued upon exercise of stock options	10,689	18,582	29,271	10,795	11,459	22,254
Shares issued upon vesting of RSUs	41,361	6,226	47,587	19,198	8,326	27,524
Shares issued for deferred compensation	9,730	—	9,730	—	—	—
Shares issued for DSUs	6,307	—	6,307	7,833	—	7,833
Shares issued upon vesting of PSUs	56,521	11,823	68,344	37,712	6,009	43,721
Shares purchased for treasury	—	(272,000)	(272,000)	—	(1,669,490)	(1,669,490)
Balance at end of period	79,142,874	(27,888,710)	51,254,164	79,013,366	(26,846,038)	52,167,328

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued, on a cumulative basis, a total of 147,462 treasury shares related to certain employee vestings under its equity incentive program through September 30, 2019.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. As of September 30, 2019 the Company has purchased 272,000 shares for $30.6 million and has $569.4 million remaining under this repurchase authorization. The Company suspended its share repurchase program due to the pending Merger.

NOTE 9. Stock-Based Compensation

The Company records stock-based compensation expense in the condensed consolidated statements of operations for stock options and RSUs based on the grant date fair value, determined by the closing market price of the Company’s common stock on the date of grant. RSUs vest in equal annual installments over three years. As of September 30, 2019, the stock option awards are fully vested.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, and at levels that depend upon the achievement of three-year cumulative goals tied to earnings per share. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of September 30, 2019, the Company believes it is probable that the performance conditions will be met and has recognized compensation expense accordingly.

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

Total stock-based compensation cost recognized during the three and nine month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2019	2018	2019	2018
Stock-based compensation	$0.1	$3.9	$8.2	$15.2

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Nine Months Ended September 30,
	2019		2018
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	67,119	$117.54	66,263	$138.05
PSUs Granted	67,119	$117.59	58,694	$140.64
DSUs Granted	6,174	$130.50	7,208	$127.77
Total Awards	140,412		132,165

The RSUs granted during the periods presented above have vesting terms as follow:

	Nine Months Ended September 30,
	2019	2018
Vest in equal annual installments over three years	67,119	64,172
Vest after three years	—	2,091
Total RSUs granted	67,119	66,263

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

As of September 30, 2019, the outstanding debt balance net of unamortized debt issuance costs was €299.3 million ($327.6 million at September 30, 2019 exchange rates) of which €100.0 million ($109.5 million at September 30, 2019 exchange rates)

was used for the recapitalization of affiliated entities. The remaining proceeds will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of September 30, 2019.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of September 30, 2019, the outstanding debt balance net of unamortized debt issuance costs was €439.1 million ($480.6 million at September 30, 2019 exchange rates). This debt balance included a revaluation loss of $6.5 million, net of taxes of $3.4 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 4 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of September 30, 2019.

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

At September 30, 2019, there was €25.0 million ($27.4 million at September 30, 2019 exchange rates) outstanding under the 2018 Facility and there were no outstanding letters of credit or swing line loans. There were no borrowings, letters of credit or swing line loans outstanding as of December 31, 2018. The proceeds from borrowings under the 2018 Facility are available to fund acquisitions, provide working capital and for other general corporate purposes.

Interest on loans under the 2018 Facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20 percent of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of September 30, 2019.

Other Debt

As of September 30, 2019, the Company had no additional borrowings from banks. This is in comparison to $0.5 million as of December 31, 2018 which was fully classified as long-term debt.

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases and income related to subleasing are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of September 30, 2019.

The operating lease expense for the three and nine months ended September 30, 2019 was $7.7 million and $23.3 million, respectively. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amount in millions)	2019	2019
Operating Lease Expense
Cash paid for amounts included in the measurement of lease liabilities	$7.6	$23.1
ROU assets obtained in exchange for new lease liabilities	$0.5	$16.0

Weighted-average remaining lease term (in years)	6.4	6.4
Weighted-average discount rate	1.6%	1.6%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

(Amount in millions)
2019 (excluding nine months ended September 30, 2019)	$6.0
2020	27.8
2021	18.8
2022	14.8
2023	11.4
Thereafter	30.7
Total lease payments	109.5
Less: imputed interest	6.8
Total	$102.7

Amounts recognized in the condensed consolidated balance sheet:
Current liabilities, included in other accrued liabilities	$26.8
Long-term liabilities, as operating lease liabilities	$75.9

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
The following is a summary of changes in the Company’s product warranty liability for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in millions)	2019	2018	2019	2018
Balance of warranty costs accrued, beginning of period	$44.9	$53.9	$43.7	$50.9
Warranty costs accrued	8.2	5.1	25.1	25.9
Warranty claims settled	(4.5)	(8.4)	(20.1)	(24.7)
Foreign exchange translation effects	(1.3)	0.1	(1.4)	(1.4)
Balance of warranty costs accrued, end of period	$47.3	$50.7	$47.3	$50.7
Current liability, disclosed as current portion of warranties	$26.5	$29.9	$26.5	$29.9
Long-term liability, included in other liabilities	$20.8	$20.8	$20.8	$20.8

Warranty costs accrued	$8.2	$5.1	$25.1	$25.9
Less: received and anticipated recoveries from suppliers	—	(0.2)	—	(0.5)
Warranty costs net of received and anticipated recoveries	$8.2	$4.9	$25.1	$25.4

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $27.3 million, of which $16.4 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $7.9 million is related to other individually immaterial items.

As disclosed in our 2018 Form 10-K, the Company entered into a distribution agreement with Meritor Inc. (Meritor) to serve as the exclusive distributor for a certain range of WABCO Aftermarket products in the U.S. and Canada and also its non-exclusive distributor in Mexico. The agreement provided Meritor with the option to sell these distribution rights to the Company for an exercise price between $225 million and $265 million, based on the earnings of the distribution business, during certain time periods and under certain circumstances, including a change in control of the Company. On September 13, 2019, Meritor exercised its option to terminate the distribution agreement and sell the distribution rights to the Company due to the announcement of the Merger. The purchase price for the distribution rights is payable in cash and will result in an increase to the intangible assets balance. The Company is expected to complete the acquisition in the first quarter of 2020.

Right of Recourse

As discussed in Note 6, the Company may receive bank acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These bank acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bank acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 30, 2019 and December 31, 2018, the Company had approximately $17.5 million and $28.2 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.9 million including interest ($9.4 million based on September 30, 2019 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of September 30, 2019.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of September 30, 2019 was $15.9 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

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

The defendants believed that these four lawsuits were without merit and the defendants specifically denied all allegations that any supplemental disclosure was required. However, to moot certain disclosure claims in these lawsuits, to avoid nuisance, potential expense and delay and to provide additional information to WABCO’s shareholders, on June 17, 2019, WABCO voluntarily supplemented its definitive proxy statement by publicly filing additional disclosures.

In August 2019, each of the plaintiffs in these four lawsuits filed a notice of voluntary dismissal that reserved the right to seek an award of attorneys’ fees. While these plaintiffs have dismissed these actions, it is possible that additional lawsuits related to the Merger may be filed in the future in the same or other courts that name the same or additional defendants, in which case we could be similarly materially and adversely affected by such additional litigation. We cannot assure you as to the outcome of any future lawsuits, including the costs associated with defending such claims or any other liabilities that may be incurred in connection with litigation or settlement of such claims.

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

The income tax expense was $15.9 million and $48.9 million on pretax income of $76.7 million and $272.3 million before adjusting for noncontrolling interest for the three and nine months ended September 30, 2019, and $13.5 million and $63.3 million on pretax income of $93.3 million and $359.1 million before adjusting for noncontrolling interest for the three and nine months ended September 30, 2018. The increase in income tax expense for the three month period is primarily the result of discrete tax benefits during the third quarter of 2018 related to changes in uncertain tax positions and return to provision adjustments partially offset by lower pre-tax income in 2019. The decrease in income tax expense for the nine month period is primarily the result of lower pre-tax income in 2019.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. At September 30, 2019, the Company maintained a tax reserve of $29.3 million pending further European Court developments regarding European Union State Aid cases.

Unrecognized tax benefits at September 30, 2019, including the $29.3 million of EPR clawback, amounted to $34.4 million, of which $31.2 million has been offset against deferred tax assets. The remaining unrecognized tax benefits of $3.2 million were classified as either a short-term or long-term liability depending on the expected timing of the resolution. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($50.2 million at September 30, 2019 exchange rates). In addition, a penalty assessment was issued in March 2018 for INR 2.1 billion ($30.4 million at September 30, 2019 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments. As of September 30, 2019, the Company has deposited installments totaling INR 706.4 million ($10.0 million at September 30, 2019 exchange rates) in order to proceed with the appeal. The remaining tax demand and penalty is currently held in abeyance.

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

In the third quarter of 2015, the Company announced proposals to cease manufacturing at two production facilities to preserve the Company's global competitiveness for certain mechanical products. These proposals resulted in a workforce reduction of 316 positions and includes a smaller program initiated in the fourth quarter of 2014 (the 2014/2015 Program). As of September 30, 2019, production at both facilities has been transferred to other facilities within the Company's globally integrated supply chain. The cumulative costs incurred as of September 30, 2019 related to the 2014/2015 Program was $65.7 million, which approximates the total expected costs to be incurred under this program.

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

The following is a summary of changes in the Company’s streamlining program liabilities for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Balance at beginning of period	$18.9	$29.6	$26.4	$43.7
Charges	7.4	5.4	13.3	5.7
Payments	(3.9)	(8.0)	(17.3)	(21.7)
Foreign exchange effects	(0.9)	0.2	(0.9)	(0.5)
Balance at end of period (1)	$21.5	$27.2	$21.5	$27.2
Current liabilities, included in other accrued liabilities	$10.9	$19.3	$10.9	$19.3
Long-term liability, included in other liabilities	$10.6	$7.9	$10.6	$7.9

(1) Includes $3.3 million and $6.9 million related to the 2014/2015 Program as of September 30, 2019 and 2018 respectively.

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2019	2018	2019	2018
Employee-related charges – cost of sales	$6.8	$1.9	$9.5	$1.8
Employee-related charges – selling and administrative	0.6	2.6	4.0	2.8
Other streamlining charges	—	0.9	(0.2)	1.1
Total streamlining costs	$7.4	$5.4	$13.3	$5.7

For the three month period ended September 30, 2019, the Company recorded costs of $7.2 million related to headcount reductions and $0.2 million related to the 2014/2015 Program. For the three month period ended September 30, 2018, the Company recorded costs of $4.4 million related to headcount reductions and footprint relocation and $1.0 million related to the 2014/2015 Program.

For the nine month period ended September 30, 2019, the Company recorded costs of $12.8 million related to headcount reductions and $0.5 million related to the 2014/2015 Program and for the nine month periods ended September 30, 2018, the Company recorded costs of $4.4 million related to headcount reductions and footprint relocation and $1.3 million related to the 2014/2015 Program.

NOTE 15. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$6.0	$0.2	$6.3	$0.2
Interest cost on the projected benefit obligation	4.0	0.1	3.9	0.1
Less: expected return on plan assets	(1.2)	—	(1.2)	—
Amortization of prior service cost	0.1	—	—	—
Amortization of net loss	5.9	0.1	6.0	0.1
Pension and post-retirement benefit plan cost	$14.8	$0.4	$15.0	$0.4

	Nine Months Ended September 30,
	2019		2018
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$19.7	$0.5	$19.4	$0.6
Interest cost on the projected benefit obligation	12.3	0.3	12.2	0.3
Less: expected return on plan assets	(3.6)	—	(3.8)	—
Amortization of prior service cost	0.4	—	—	—
Amortization of net loss	18.0	0.4	18.5	0.3
Pension and post-retirement benefit plan cost	$46.8	$1.2	$46.3	$1.2

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three and nine month periods ended September 30, 2019 and 2018 were based on the rates determined as of the beginning of each of the fiscal years of 2.40% and 2.75%, respectively.

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2019 and December 31, 2018, the Company designated Euro-denominated loans of €465.0 million (approximately $509.0 million at September 30, 2019 exchange rate) and €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) as hedges of its net investment in these subsidiaries.
For the three month periods ended September 30, 2019 and 2018, the Company recorded a gain of $15.4 million, net of taxes of $4.3 million, and a loss of $4.7 million, net of taxes of $1.4 million, respectively, in cumulative translation adjustment within AOCI. For the nine month periods ended September 30, 2019 and 2018, the Company recorded a gain of $18.5 million, net of taxes of $5.2 million, and a gain of $4.3 million, net of taxes of $1.2 million, respectively, in cumulative translation adjustment within AOCI.
Derivatives Not Designated as Hedges
Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of September 30, 2019		As of December 31, 2018
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	863.0	121.1	849.0	123.4
Hong Kong Dollar	HKD	EUR	267.0	34.1	285.0	36.4
Polish Zloty	PLN	EUR	57.0	14.2	*	*
British Pound	GBP	EUR	*	*	11.7	14.9

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of September 30, 2019 and December 31, 2018, forward contracts for an aggregate notional amount of €180.3 million ($197.3 million at September 30, 2019 exchange rates) and €170.2 million ($194.8 million at December 31, 2018 exchange rates), respectively, were outstanding with average durations of less than one month. The majority of these exchange contracts were entered into on September 27, 2019 and December 27, 2018, respectively. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized non-operating gains of $3.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The fair value of these derivatives was an asset of $1.1 million and $0.6 million at September 30, 2019 and at December 31, 2018, respectively.

NOTE 17. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follow:

	As of September 30, 2019
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$200.7	$—	$200.7
Foreign currency derivative assets(b)	—	1.1	—	1.1

	As of December 31, 2018
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term and other investments(a)	$—	$209.4	$—	$209.4
Foreign currency derivative assets(b)	—	0.6	—	0.6

(a) Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized gains and losses on short–term and other investments still held at the reporting date were immaterial for the three and nine month periods ended September 30, 2019 and 2018.

(b) Fair value of derivative instruments determined based on Level 2 inputs including credit ratings and other criteria observable in the market.

Other Fair Value Disclosures

As of September 30, 2019 and December 31, 2018, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs.

During the three months ended September 30, 2019, the Company increased the carrying value of one of its non-marketable equity investments by $2.2 million based on an observable price change for a similar investment of the same issuer. The Company had previously recognized an impairment of $5.5 million during the three months ended September 30, 2018 based on the estimated decline in the fair value of one of its other non-marketable equity investments. Both the upward and downward adjustments were reflected in other non-operating income/expense. There have been no other upward or downward adjustments to non-marketable equity investments. As of September 30, 2019 and December 31, 2018, the carrying amount of the non-marketable equity investments was $27.6 million and $25.4 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

The worldwide truck and bus, trailer, car and off-highway markets continued to weaken in the third quarter due to a softening global economic outlook as well as increasing geopolitical uncertainty. This slowdown in economic growth expectations affected all regions and all major markets in which we operate. We continued to partially offset the impact of this deceleration through agile management of our variable cost structure and discretionary operating expenses to protect the Company’s profitability in this environment. However due to the sustained size and speed of the drop in markets in the third quarter, we were unable to fully mitigate this headwind.

Our sales for the third quarter of 2019 decreased compared to one year ago by 12.7% on a reported basis and by 10.5% excluding foreign currency translation effects. The global production of new trucks and buses shrank by an estimated 10.5% driven by significant decreases in India, down 61.9% and Europe, down 7.4%. The global trailer market also experienced a significant decline, down 24.3% in the third quarter.

We continued to leverage the WABCO Operating System to drive fast and flexible responses to these major market changes and delivered strong materials and conversion productivity during the third quarter, a continued solid performance for us. Operating expenses for the quarter also dropped by $10.1 million, reflecting the mitigating actions taken to address the drop in the markets. We remain committed to our operating framework and continue to increase our investment in engineering to ensure the successful execution of the Company's long-term strategy.

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

The Company suspended its share repurchase program due to the pending Merger, and we do not expect to reinstate the program this year. The Company’s guidance for 2019, communicated on February 15, 2019, assumed that the Company would continue this share repurchase program through 2019. This suspension will negatively impact the Company’s earnings per share performance however; due to the pending Merger, the Company will not be updating its guidance.

On September 13, 2019, Meritor, our exclusive distributor for a certain range of WABCO aftermarket products in the U.S. and Canada, and our non-exclusive distributor in Mexico, exercised an option, triggered by the announcement of the Merger, to terminate the distribution agreement and sell the distribution rights back to WABCO. The Company will acquire the distribution rights from Meritor at an exercise price ranging from $225 million to $265 million, depending on the earnings of the distribution business. The purchase price for the distribution rights is payable in cash and will result in an increase to the intangible assets balance. The Company is expected to complete the acquisition in the first quarter of 2020.

Results of Operations
Approximately 73% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2019 compared with 2018 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

Third Quarter Results of Operations for 2019 Compared with 2018

	Three Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$798.4	$914.8	(12.7)%	$818.8	(10.5)%
Cost of sales	559.5	639.7	(12.5)%	572.6	(10.5)%
Gross profit	238.9	275.1	(13.2)%	246.2	(10.5)%

Operating expenses	158.0	168.1	(6.0)%	163.4	(2.8)%
Other non-operating expense, net	(4.4)	(12.9)	(65.9)%	(4.9)	(62.0)%
Interest expense, net	(0.3)	(0.7)	(57.1)%	(0.3)	(57.1)%
Income tax expense	15.9	13.5	17.8%	15.8	17.0%

*	Amounts translated using average exchange rates for the three month period ended September 30, 2018

Sales

Our sales for the third quarter of 2019 were $798.4 million, a decrease of 12.7% (10.5% excluding foreign currency translation effects) from $914.8 million in 2018, as a result of a further deceleration in truck and bus and trailer markets as well as an economic slowdown in all our key regions.

Total sales in Europe, our largest market, decreased 12.8% (9.0% excluding foreign currency translation effects) for the third quarter of 2019 while the production of new trucks and buses decreased 7.4%. Our sales to truck and bus OEMs also declined 14.2% (10.3% excluding foreign currency translation effects) due to unfavorable customer mix and continued phase out of AMT at a major gearbox supplier. The production of trailers in Europe dropped by 25.9% year over year, however our sales were down 18.2% (15.0% excluding foreign currency translation effects), outperforming this market.

Total sales in North America decreased 5.9% (5.3% excluding foreign currency translation effects). Our sales to truck and bus OEMs decreased 2.6% (2.0% excluding foreign currency translation effects). Although the truck and bus market grew by 3.7%, we were not able to offset the headwinds from an unfavorable customer mix and insourcing of a product at a major OEM. We were also impacted by a decline in the production of passenger cars in the U.S. as well as a weakening off-highway market.

Total sales in South America increased 13.2% (13.3% excluding foreign currency translation effects) while the truck and bus production increased 6.7%. Our sales to truck and bus OEMs increased by 14.0% (14.4% excluding foreign currency translation effects). Our outperformance in this market included a share of market gain in braking controls at a global OEM.

Total sales in Asia decreased 23.9% (22.8% excluding foreign currency translation effects) compared to an estimated 17.6% decrease in new vehicle production in the region.

Total sales in China decreased 22.4% (19.9% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 13.0% (10.2% excluding foreign currency translation effects) while the production of new trucks and buses decreased 1.5%. The decline in sales was primarily due to the impact from lower pricing and an unfavorable customer mix.

Total sales in India decreased 53.4% (53.2% excluding foreign currency translation effects) driven by a 61.9% decrease in vehicle production. The production of new trucks and buses dropped due to continued economic uncertainty in India driven by access to liquidity, reduced truck utilization and record levels of truck inventory at OEMs. Our sales to truck and bus OEMs declined by 62.0% (61.8% excluding foreign currency translation effects).

Total sales in Korea increased 7.0% (12.7% excluding foreign currency translation effects), nicely outperforming the production of trucks and buses which increased 0.1%. Our sales to truck and bus OEMs grew by 23.1% (29.0% excluding foreign currency translation effects) driven by a safety stock accumulation for a new platform launch at a major OEM. Sales in Japan increased 10.4% (6.6% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 7.6% supported by a favorable model mix and a share of market gain in braking controls at a major OEM.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 7.1% (4.7% excluding foreign currency translation effects) in the third quarter of 2019. Our aftermarket sales in Europe declined by 10.4% (6.8% excluding foreign currency translation effects) on a year over year basis, which was a result of overall market drop as well as one time campaign in 2018. We are also facing a decline in India of 13.0% (12.6% excluding foreign currency translation effects) due to the sharp economic decline in the country, resulting in overstocking at distributors. Softening U.S. market conditions contributed to a decline in North America of 3.3% (3.3% excluding foreign currency translation effects). The overall decline in market conditions was partially offset by a solid sales growth of 5.8% within our fleet management portfolio.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity continued to deliver a strong performance for the third quarter of 2019. Management uses material productivity as one of the internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended September 30, 2018	$639.7	$275.1

Increase/(decrease) due to:
Sales price reductions		(11.6)
Sales price reductions as % of sales		(1.4)%
Volume, mix and absorption	(59.5)	(24.9)
Material productivity	(10.0)	10.0
Labor inflation	4.2	(4.2)
Streamlining costs	5.3	(5.3)
Foreign exchange effects (1)	(18.4)	(2.0)
Warranty accruals	4.1	(4.1)
Other (2)	(5.9)	5.9
Net decrease	(80.2)	(36.2)

Cost of sales / gross profit for the three months ended September 30, 2019	$559.5	$238.9

(1) Foreign exchange effects include both translational and transactional effects.
(2) Includes conversion productivity realized partially offset by U.S. tariffs imposed on imports.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended September 30, 2018	$168.1

Increase/(decrease) due to:
Labor inflation	4.4
Sell-side M&A activity(1)	3.9
Employee-related costs	(2.6)
Headquarters relocation costs	1.1
Streamlining expenses	(2.9)
Environmental reserve reduction	(3.8)
Foreign exchange translation	(5.4)
Savings net of investments	(4.8)
Net decrease	(10.1)

Operating expenses for the three months ended September 30, 2019	$158.0

(1) Consists primarily of legal and financial advisory fees related to the Merger.

Other non-operating expense, net

Other non-operating expenses decreased by $8.5 million from $12.9 million for the third quarter of 2018 to $4.4 million for the third quarter of 2019. The decrease results from an upward fair value adjustment to a non-marketable equity investment of $2.2 million during the third quarter of 2019. This compares to an impairment of a non-marketable equity investment of $5.5 million during the third quarter of 2018. Non-marketable equity investments are recorded at cost and adjusted for changes in observable prices at each reporting period less any impairment, as discussed in Note 17 of Notes to Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense, net decreased by $0.4 million to $0.3 million for the third quarter of 2019 as compared to $0.7 million for the third quarter of 2018. The decrease in interest expense is the result of a reduction in borrowings for the third quarter of 2019 when compared to the third quarter of 2018.

Income Taxes

The income tax expense for the third quarter of 2019 was $15.9 million on pre-tax income of $76.7 million before adjusting for noncontrolling interest, compared with an income tax expense of $13.5 million on pre-tax income of $93.3 million before adjusting for noncontrolling interest in the third quarter of 2018. The increase in income tax expense for the three month period is primarily the result of discrete tax benefits during the third quarter of 2018 related to changes in uncertain tax positions and return to provision adjustments partially offset by lower pre-tax income in 2019.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. At September 30, 2019, the Company maintained a tax reserve of $29.3 million pending further European Court developments regarding European Union State Aid cases.

Year to Date Results of Operations for 2019 Compared with 2018

	Nine Months Ended September 30,			Excluding foreign exchange translation *
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$2,644.0	$2,919.4	(9.4)%	$2,772.2	(5.0)%
Cost of sales	1,863.5	2,025.0	(8.0)%	1,951.4	(3.6)%
Gross profit	780.5	894.4	(12.7)%	820.8	(8.2)%

Operating expenses	492.1	493.9	(0.4)%	517.3	4.7%
Other non-operating expense, net	(17.7)	(35.3)	(49.9)%	(20.1)	(43.1)%
Interest (expense)/income net	—	(6.8)	(100.0)%	0.3	(104.4)%
Income tax expense	48.9	63.3	(22.7)%	50.3	(20.5)%

*	Amounts translated using average exchange rates for the nine month period ending September 30, 2018

Sales

Our sales for the first nine months of 2019 were $2,644.0 million, a decrease of 9.4% (5.0% excluding foreign currency translation effects) from $2,919.4 million in 2018 following the continued downturn in the global truck and bus and trailer markets, as well as a contraction in car and off-highway markets.

Total sales in Europe, our largest market, decreased 10.6% (4.6% excluding foreign currency translation effects) for the first nine months of 2019, while the production of new trucks and buses decreased 3.9%. Our sales to truck and bus OEMs declined 11.1% (5.3% excluding foreign currency translation effects), driven by the phase out of AMT at a major gearbox supplier in Western Europe. The trailer market deteriorated 14.7% year over year which also contributed to the sales decline in the region.

Total sales in North America decreased 1.3% (0.5% excluding foreign currency translation effects). Our sales to truck and bus OEMs increased 3.8% (4.8% excluding foreign currency translation effects) while the production of new trucks and buses increased 11.1%. The sales decline in North America was driven by a major OEM insourcing production as well as continued weakness in the passenger car and off-highway markets.

Total sales in South America increased 13.6% (22.6% excluding foreign currency translation effects) while the truck and bus production increased 5.7%. Our sales to truck and bus OEMs increased by 11.4% (19.9% excluding foreign currency translation effects). This included share of market gains in braking controls and AMT at a major OEM.

Total sales in Asia decreased 18.5% (14.8% excluding foreign currency translation effects) compared to an estimated 10.9% decrease in new vehicle production in the region.

Total sales in China decreased 17.5% (12.8% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 10.6% (5.4% excluding foreign currency translation effects) primarily driven by the decline in truck and bus production of 3.7%, continued pricing pressure and an unfavorable customer mix.

Total sales in India decreased 35.8% (32.3% excluding foreign currency translation effects) driven by the 34.4% decrease in the production of new trucks and buses. Our sales to truck and bus OEMs declined by 39.9% (36.4% excluding foreign currency translation effects). We continue to benefit from the outperformance initiatives launched in prior quarters, but those impacts were offset by a negative mix from a decline in the production of multi-axle vehicles, while the production of twin-axle vehicles which typically have lower content per vehicle, increased.

Total sales in Korea increased 9.5% (16.3% excluding foreign currency translation effects) while the truck and bus production only increased 0.7%. Our sales to truck and bus OEMs grew by 36.3% (44.6% excluding foreign currency translation effects) following a favorable vehicle model mix. Sales in Japan increased 1.7% (1.3% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 5.0%.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 7.0% (2.3% excluding foreign currency translation effects) in the first nine months of 2019. Aftermarket sales grew in South America and the Middle East 3.6% and 9.4%, respectively (11.9% and 16.3% excluding foreign currency translation effects, respectively). This was offset by a 10.5% decline (4.6% excluding foreign currency translation effects) in our main market of Europe, a 16.4% decline (12.4% excluding foreign currency translation effects) in India and flattish sales growth in North America. In these regions dealers are facing uncertainty in the market leading to cautious order behavior. The overall decline in market conditions was partially offset by a solid sales growth of 5.9% within our fleet management portfolio.

Cost of Sales and Gross Profit

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. Our continued focus on productivity continued to deliver a strong performance for the first nine months of 2019. Management uses materials productivity as one of the internal measures of our cost reduction efforts.

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the nine months ended September 30, 2018	$2,025.0	$894.4

Increase/(decrease) due to:
Sales price reductions		(35.5)
Sales price reductions as % of sales		(1.3)%
Volume, mix and absorption	(71.4)	(40.4)
Material productivity	(30.0)	30.0
One-time supplier-related settlement in 2018	10.5	(10.5)
Labor inflation	14.4	(14.4)
Streamlining costs	8.4	(8.4)
Foreign exchange effects (1)	(102.2)	(25.9)
Other(2)	8.8	(8.8)
Net decrease	(161.5)	(113.9)

Cost of sales / gross profit for the nine months ended September 30, 2019	$1,863.5	$780.5

(1) Foreign exchange effects include both translational and transactional effects.
(2) Includes increased depreciations, U.S. tariffs imposed on imports as well as a one-time positive inventory adjustment of $6.7 million in 2018, partially offset by conversion productivity realized.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the nine months ended September 30, 2018	$493.9

Increase/(decrease) due to:
Labor inflation	14.2
Sell-side M&A activity (1)	14.2
Employee-related costs	(3.8)
Headquarters relocation costs	3.9
Streamlining expenses	0.3
Environmental reserve reduction	(3.8)
Foreign exchange translation	(25.2)
Savings net of investments	(1.6)
Net decrease	(1.8)

Operating expenses for the nine months ended September 30, 2019	$492.1

(1) Consists primarily of legal and financial advisory fees related to the Merger.

Other non-operating expense, net

Other non-operating expense, net decreased by $17.6 million from $35.3 million for the first nine months of 2018 to $17.7 million for the first nine months of 2019. The decrease essentially results from an upward fair value adjustment to a non-marketable equity investment of $2.2 million during the third quarter of 2019 compared to an impairment loss recognized on a non-marketable equity investment of $5.5 million during the third quarter of 2018. The decrease from the prior year also reflects a favorable impact from fluctuations in foreign exchange rates of $3.7 million during the first nine months of 2019 and considers that the Company recognized a $2.6 million loss on debt extinguishment during the first nine months of 2018 from prepayment of the Senior USD Notes, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense approximated interest income for the first nine months of 2019 compared to interest expense, net of $6.8 million for the first nine months of 2018. Interest expense decreased the first nine-months of 2019 as borrowings declined when compared to the prior year. Interest expense in the prior year also included the interest amounts due under the Senior USD Notes up through the date of prepayment in the second quarter of 2018, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The income tax expense for the nine months ended September 30, 2019 was $48.9 million on pre-tax income of $272.3 million before adjusting for noncontrolling interest, compared with an income tax expense of $63.3 million on pre-tax income of $359.1 million before adjusting for noncontrolling interest for the nine months ended September 30, 2018. The decrease in income tax expense is primarily the result of lower pre-tax income in 2019.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. At September 30, 2019, the Company maintained a tax reserve of $29.3 million pending further European Court developments regarding European Union State Aid cases.

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

Liquidity and Capital Resources

The Company’s cash generation in the first quarter was affected by the build-up of working capital as well as the pay-out of cash incentive programs. During the second and third quarter of 2019, we leveraged our working capital by enhancing our collections from customers. This helped us offset the impacts of the first quarter and achieve a net cash from operating activities of $307.5 million for the nine months ended September 30, 2019 compared to $300.5 million in the prior year, despite a lower net income in 2019. During the first quarter of 2019 we also suspended our share repurchase program due to the pending Merger, and do not expect to reinstate the share repurchase program this year.

The Company was notified that it will be required to purchase the distribution rights from Meritor for WABCO aftermarket products in the United States and Canada for an amount between $225 million and $265 million, payable in cash in early 2020. The Company believes its available cash on-hand and availability under its existing credit facilities adequately provide for the funding of this acquisition.

Cash Flows for the Nine Months Ended September 30, 2019

Operating activities - Net cash provided by operating activities was $307.5 million and $300.5 million for the first nine months of 2019 and 2018, respectively. Cash flow from operating activities for the first nine months of 2019 consisted primarily of net income including noncontrolling interests of $223.4 million, increased by $134.9 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, change in fair value of non-marketable equity securities, stock compensation and non-cash interest expense and debt issuance cost amortization. This was partially offset by $50.8 million related to changes in operating assets and liabilities including $9.4 million of payments made related to the Merger, as well as post-retirement benefit payments.

Cash flow from operating activities for the first nine months of 2018 consisted primarily of net income including noncontrolling interests of $295.8 million, increased by $167.1 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, change in fair value of non-marketable equity securities, stock compensation and non-cash interest expense and debt issuance cost amortization. This was partially offset by $162.4 million related to changes in operating assets and liabilities as well as pension contributions.

Investing activities - Net cash provided by investing activities amounted to $27.5 million in the first nine months of 2019 compared to net cash used by investing activities balance of $120.5 million in the first nine months of 2018.

Capital expenditures in property, plant and equipment was $107.9 million and $83.8 million in 2019 and 2018, respectively. This increase is primarily driven by the timing of investments compared to prior year. On a full year basis, we expect capital expenditures to be slightly above last year's level.

Aside from capital expenditures in tooling, equipment and software, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follows:

	Nine Months Ended September 30,
	2019			2018
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$113.3	$481.8	$595.1	$—	$388.7	$388.7
Sales and redemptions	198.4	540.2	738.6	135.3	237.4	372.7
Net cash received/(invested)	$85.1	$58.4	$143.5	$135.3	$(151.3)	$(16.0)

Financing activities - Net cash used by financing activities amounted to $7.1 million for the nine months ended September 30, 2019 compared to $466.0 million for the first nine months of 2018. The cash used by financing activities for the nine months ended September 30, 2019 primarily results from the shares we repurchased for a total amount of $30.6 million, partially offset by net borrowings of short-term debt under the revolving credit facilities of $29.3 million. The Company suspended its share repurchase program during the first quarter of 2019 due to the pending Merger, and we do not expect to reinstate the share repurchase program this year.

In 2018, the cash used by financing activities mainly resulted from the $500.0 million prepayment of the Senior USD Notes, the repayment of our revolving credit facilities for $114.3 million, as well as the shares we repurchased for an amount of $210.1 million, partially offset by cash receipts from other long term loans (the Schuldschein Loans) for $368.5 million.

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

Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600.0 million, of which $572.6 million was available for borrowing at September 30, 2019.

As of September 30, 2019, the Company had no additional borrowings from banks. This is in comparison to $0.5 million as of December 31, 2018 which was fully classified as long-term debt.
Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of September 30, 2019 the Company designated borrowings under the revolving credit facility and Euro-denominated loans of €465.0 million ($509.0 million at September 30, 2019 exchange rates) and €440.0 million ($503.6 million at December 31, 2018 exchange rates) of Euro-denominated loans as hedges of its net investment in these subsidiaries.

For the three month periods ended September 30, 2019 and 2018, the Company recorded a gain of $15.4 million, net of taxes of $4.3 million, and a loss of $4.7 million, net of taxes of $1.4 million, respectively, in cumulative translation adjustment within AOCI. For the nine month periods ended September 30, 2019 and 2018, the Company recorded a gain of $18.5 million, net of taxes of $5.2 million, and a gain of $4.3 million, net of taxes of $1.2 million, respectively, in cumulative translation adjustment within AOCI.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2018 disclosed in the Annual Report on Form 10-K. Subsequent to December 31, 2018, the Company adopted ASC 842, Leases on January 1, 2019 resulting in the recognition of right-of-use assets and operating liabilities as discussed in Note 11 of the Condensed Consolidated Financial Statements. The Company also received notice that it will be required to purchase the distribution rights held by Meritor in early 2020 for an amount between $225 million and $265 million, as discussed in Note 12 of the Condensed Consolidated Financial Statements. There have been no other material changes to the contractual obligations of the Company since December 31, 2018.
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

•
our inability to complete the acquisition of the North American aftermarket distribution rights from Meritor within the timeframe called for under the contract and on the terms required under the contract;

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 16 of Notes to the Consolidated Financial Statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2019.

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

There have been no other changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. A summary of the repurchase activity for the first nine months of 2019 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2018	3,511,454	$119.60	3,511,454	$0

January 1 - January 31	208,000	$111.53	208,000	$576,800,982
February 1 - February 28	64,000	$115.62	64,000	$569,401,085
March 1 - March 31	—	-	—	$569,401,085
Total first quarter	272,000	$112.50	272,000	$569,401,085

Total through March 31, 2019	3,783,454	$119.09	3,783,454	$569,401,085

April 1 - April 30	—	-	—	$569,401,085
May 1 - May 31	—	-	—	$569,401,085
June 1 - June 30	—	-	—	$569,401,085
Total second quarter	—	-	—	$569,401,085

Total through June 30, 2019	3,783,454	$119.09	3,783,454	$569,401,085

July 1 - July 31	—	-	—	$569,401,085
August 1 - August 31	—	-	—	$569,401,085
September 1 - September 30	—	-	—	$569,401,085
Total third quarter	—	-	—	$569,401,085

Total through September 30, 2019	3,783,454	$119.09	3,783,454	$569,401,085

(a)	Relates to the approved share repurchase program as discussed above.

All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on November 6, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)
November 6, 2019