Form 10-K
period 2019-12-31
WABCO Holdings Inc.
filed 2020-02-21
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
Commission file number 1-33332
WABCO Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware			20-8481962
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1 Giacomettistrasse	Bern	Switzerland	3000-31
1220 Pacific Drive	Auburn Hills	Michigan	48326-3511
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code +41 315 813-300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	WBC	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.8 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
February 12, 2020	51,270,513	shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2019.

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
Year ended December 31, 2019

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

On March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders. The European Commission and the United States Department of Justice cleared the Merger on January 23, 2020. In connection with the Department of Justice's review of the Merger, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. Consummation of the Merger is subject to customary closing conditions and remaining regulatory approvals.

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

Fleet Management Solutions

In a drive to make the transport sector leaner, greener and safer, WABCO further supplies commercial vehicle aftermarket distributors and service partners as well as fleet operators with quality replacement parts, advanced fleet management solutions (FMS), diagnostic tools, training and expert services.

WABCO offers replacement parts across the original equipment, remanufactured and quality budget segments through its ProVia brand, supported by an extensive service network of distributors and workshops globally. Diagnostic tools from WABCO support improved workshop efficiency while its advanced global training courses have, up to today, enabled over 190,000 transport sector trainees globally to improve their daily operational efficiency and safety record.

In addition, WABCO’s advanced FMS as well as its Internet of Things (IoT) enabled and cloud based capabilities support transport operators globally in their drive for new levels of safety and efficiency.

With WABCO’s TX-TRAILERGUARD™ and TX-SKY™, customers continuously obtain data from onboard mission-critical systems. All of this information is simultaneously integrated onto the fleet manager’s displays via the TX-CONNECT™ web-based back-office technology. By translating this data into actionable management insights,  fleets can enhance their overall efficiency, meet regulatory and environmental requirements and improve their safety records.

WABCO further expanded its global FMS offering by completing the acquisition of Asset Trackr in 2018, an innovative FMS provider based in Bangalore, India and expanding its advanced FMS expertise into India.

WABCO and G7, a technology leader in China’s fleet logistics industry, continued to grow the joint venture they established in 2017. G7 is dedicated to implementing telematics, artificial intelligence and big-data algorithms in the logistics industry. That same year “Smart Trailer FMS,” a jointly developed breakthrough trailer FMS connected with WABCO’s Intelligent Trailer Program was launched. The solution sets new standards for cargo transportation safety, efficiency and connectivity in China.

WABCO launched TRAXEE™ FMS in 2018 which offers smaller fleet operators several business-critical functions without incurring large capital investment or management overhead expenses. Launched as a scalable and rapid pay-back solution, TRAXEE enables operators to better coordinate fleet capacity; providing real-time status updates on vehicles, tachograph-based legal compliance for Europe and Turkey, driver activity management and improved administrative efficiency.

In 2019 WABCO kicked off sales for its TX-FUELCOMPASS™, a software platform that provides a complete view of fleet fuel and refueling costs. The solution accesses a large volume of data from different sources and brings these Big Data sets together in transparent graphs and dashboard views. Combined with TX-SKY or TX-GO 2™, TX-FUELCOMPASS allows fleets to evaluate and improve their refueling behavior without any extra or special hardware investment.

The company also launched its sales drive for TX-DIAGNOSTIX™ in 2019, which enables a detailed and remote assessment of the technical health of any European truck brand. Co-developed with WABCOWÜRTH, a joint venture between WABCO and the Wurth Group delivering multi-brand technology diagnostic systems, TX-DIAGNOSTIX reads out all fault codes and translates them into actionable data on root cause analysis and problem solving.

Also in 2019, WABCO unveiled its new advanced trailer monitoring and remote diagnostics solution, TX-TRAILERPULSE™, a trailer-focused IoT connectivity solution which combines real-time track and trace functionality with additional remote trailer health and diagnostic information. The first of its kind, it combines both trailer tracking and advanced remote diagnostic in one solution across all trailer types, improving fleet operational insight and efficiency.

In 2019, WABCO also signed a strategic partnership agreement with TIP Trailer Services, one of Europe’s and Canada’s leading equipment service providers, to upgrade its trailers with advanced trailer telematics and digital fleet management services, delivering data-driven insights and new levels of efficiency for its 70,000 strong mixed trailer fleet. The deal further expands WABCO’s large fleet customer base after it signed a major agreement with Girteka Logistics, Europe’s leading asset-based transport company, to equip its extensive fleet with telematics and associated services in 2018, re-enforcing its position as a trusted partner in this segment.

Steering Technologies

Steering technology was integrated into the WABCO product portfolio with the 2017 acquisition of R.H. Sheppard Co., Inc. (Sheppard), a leading North America steering manufacturer.

As mentioned earlier, on March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The European Commission and the United States Department of Justice cleared the Merger on January 23, 2020.  In connection with the Department of Justice's review of the Merger, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020.

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

With over 7.4 million single-piston ADB systems sold, including more than 1.8 million systems proven in the field for 30,000 Nm heavy-duty applications, WABCO is the well-established global market leader for this advanced technology. WABCO’s fifth generation range of single-piston ADB technology is suitable for all types of light, medium and heavy-duty vehicles. Superbly engineered, MAXX’s new lighter weight, high-performance and low drag-torque design further boosts fuel efficiency and enables increased transport payloads.

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

WABCO has accelerated its single-piston ADB technology leadership in China with the launch of a joint venture for vehicle control systems in 2018. This joint venture with FAW Jiefang Automotive Company is designed to advance the safety and efficiency of commercial vehicles in China. A major focus of the joint venture are heavy-duty trucks given WABCO’s mastery of single-piston ADB technology for 30,000 Nm applications which have a compact, lightweight design with fewer components and are proven to deliver the highest standards of safety, performance and reliability. WABCO’s industry-leading, high-performance single-piston ADB technology is best suited for all types of commercial vehicles - light, medium and heavy-duty platforms.

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

WABCO is the global industry supplier of collision mitigation systems and ADAS to OEMs with more than 600,000 OnGuard safety systems sold world-wide. The scalable and modular architecture of OnGuard solutions offer a number of powerful differentiating benefits for OEMs. WABCO was the first supplier of advanced emergency braking systems (AEBS) homologated in Europe in accordance with European Union regulations. WABCO's OnGuardACTIVE™ AEBS for trucks and buses complies with European Union regulations that came into effect at the tail end of 2015. It detects moving, stopping and stationary vehicles ahead. It alerts the driver via acoustic, visual and haptic signals. OnGuardACTIVE autonomously applies the brakes and can bring the vehicle to a complete stop, helping to prevent or mitigate rear-end collisions.

Autonomous Driving

Taking the next step towards autonomous driving solutions and to further complement our ADAS technology, WABCO signed an MOU in 2018 with Baidu and in 2019 continues to collaborate on developing a best-in-class, cost-effective and highly standardized suite of solutions for Level 4 Autonomous Driving in hub-to-hub highway applications for commercial vehicles. This is a cornerstone of an open platform allowing OEMs and fleets to utilize WABCO’s and Baidu’s core safety and AI technologies while providing them an opportunity to develop customized, differentiated solutions. Baidu brings the power of Apollo, its open autonomous driving software platform, proven in the passenger car segment, while WABCO provides access to its own ADOPT™ (Autonomous Driving Open Platform Technology) ecosystem to simplify entry into WABCO’s world of advanced technologies for the commercial vehicle industry. WABCO and Baidu continue to work together to combine the required content of Baidu’s Apollo software platform, integrating all the safety and redundancy protocols necessary for road release in order to develop turnkey, hub-to-hub, Level 4 highway solutions for the commercial vehicle world. Our goal is to be able to commercialize these solutions over the next three years.

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

We have made investments in electrification, the most recent being our investment in Nikola Motor Company, a leader in design and manufacturing of hydrogen-electric vehicles, vehicle components, energy storage systems and electric vehicle drivetrains.

We believe customers value how WABCO has been laying the foundations of autonomous driving for commercial vehicles as well as WABCO's extensive track record for mobilizing vehicle intelligence. This has made WABCO a leading partner of choice globally for the development and systems integration of sensor, control and actuation technology alongside its expertise in local product applications.

WABCO is a member of the ENSEMBLE consortium and industry group focused on the development of advanced safety technologies for multi-brand platooning on roads in Europe. Jointly funded as a public and corporate initiative, the ENSEMBLE consortium is expected to demonstrate multi-brand truck platooning on public roads in 2021 and to assess the impact of platooning on infrastructure, road safety and traffic flow. WABCO will support the ENSEMBLE consortium’s development and testing of multi-brand platooning by delivering platooning algorithm and connectivity enhancements for WABCO’s OnGuard autonomous emergency braking systems (AEBS), active cruise control (ACC) and WABCO’s electronic braking system (EBS).

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

A fundamental driver of demand for our products is commercial truck and bus production. The number of new commercial vehicles built fluctuates from year to year in different regions of the world. Nonetheless, over the last five years, we have demonstrated our ability to outperform the market by increasing the amount of WABCO content on board each vehicle. During the five year period through 2019, WABCO's European sales to truck and bus (T&B) OEM customers, excluding the impact of foreign currency exchange rates, outperformed the rate of European T&B production by an average of over 1% per year.

Year to Year Change	2015	2016	2017	2018	2019
Sales to European T&B OEMs (at a constant FX rate)	8%	8%	6%	3%	(9)%
European T&B Production	6%	1%	8%	2%	(8)%

Customers

We sell our products primarily to five groups of customers around the world:

•	Truck and bus OEMs;

•	Commercial vehicle aftermarket distributors for replacement parts and services and commercial vehicle fleet operators for management solutions and services;

•	Trailer OEMs;

•	Major car manufacturers, and

•	Manufacturers of heavy duty, off-highway vehicles in agriculture, construction, mining and similar industries.

Our largest customers are Daimler and Volvo and account for approximately 13% and 12% of our sales, respectively. Other key customers include Ashok Leyland, TRATON, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Paccar and TATA Motors. For the fiscal years ended December 31, 2019, 2018 and 2017, our top 10 customers accounted for approximately 48%, 49% and 44% of our sales, respectively.

The largest group of our customers, representing approximately 54% of sales (55% in 2018), consists of truck and bus OEMs who are large, increasingly global and few in number due to industry consolidation, as well as a smaller number of off-highway (agricultural and construction) OEMs. As truck and bus OEMs grow globally, they expect suppliers to expand with them beyond their traditional markets and become reliable partners, especially in the development of new technologies. WABCO has a strong reputation for technological innovation and collaborates closely with major OEM customers to design, develop and deliver technologies used in their products. Our products play an important role in enabling further vehicle safety and efficiency. At the same time, there are few other suppliers who compete across the breadth of products that we supply globally.

The second largest group, representing approximately 26% of sales (25% in 2018), consists of the aftermarket distributor network that provides commercial vehicle operators with replacement parts as well as a range of services. This distributor network is a fragmented and diverse group of customers, covering a broad spectrum from large OEM-affiliated or OEM-owned distributors to small independent local distributors. The increasing number of trucks, buses and trailers on the road worldwide that are equipped with our products continuously increases market demand for replacement parts and services which, in turn, generates a growing stream of recurring aftermarket sales. In addition, we continue to develop an array of service offerings - such as diagnostics, training and fleet management solutions - for repair shops and fleet operators that further enhance our presence and growth in the commercial vehicle aftermarket.

The next largest group, representing approximately 10% of sales (10% in 2018), consists of trailer manufacturers. This is a particularly fragmented group of local and regional players that are widely diverse in business size, focus and operation. Smaller trailer manufacturers are highly dependent on suppliers such as WABCO to provide technical expertise and product knowledge. Similar to truck and bus OEMs, trailer manufacturers rely significantly on WABCO products for safety and efficiency functions through superior technologies and customized technology applications.

The remaining two groups, passenger car and SUV manufacturers and off-highway (agricultural and construction) OEMs each represent approximately 5% of sales (5% in 2018). We supply passenger car and SUV manufacturers with our electronic air suspension systems and vacuum pumps. Electronic air suspension is a luxury feature with increasing penetration that exceeds market growth. Vacuum pumps are used with diesel and gasoline direct injection (GDI) engines. These customers are typically large, global and sophisticated; they demand high quality products and services.

We support our customers through our global sales force. It is organized around key accounts and customer groups and interfaces with product marketing and management to identify opportunities and meet customer needs across our product portfolio and throughout the world.

Europe represented approximately 48% of our sales in 2019 (49% in 2018), with the remainder coming primarily from Asia and the Americas. Our products are manufactured in Europe, Asia and the Americas.

WABCO SALES
By Geography	FY 2019 % of Sales	FY 2018 % of Sales	By Major End-Market	FY 2019 % of Sales	FY 2018 % of Sales
Europe	48%	49%	Truck & Bus Products (OEMs)	54%	55%
Asia	22%	24%	Aftermarket	26%	25%
North America	24%	23%	Trailer Products	10%	10%
South America	4%	3%	Car Products	5%	5%
Other	2%	1%	Off Highway Products	5%	5%

Additional information on the geographic distribution of our sales and our long-lived assets for the past three years may be found in Note 20 ("Geographic Information") of Notes to the Consolidated Financial Statements.

Backlog

Information on our backlog is set forth under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlog” of this annual report.

Seasonality

Information on the seasonality of our business is set forth under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality” of this annual report.

Growth Strategy

In 2019, WABCO continued its three-pillar growth strategy - technology leadership, globalization, and excellence in execution - which further differentiates WABCO within the global commercial vehicle industry. Key drivers of excellence in execution are set out in “Manufacturing and Operations” below.

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

We continue to expand our technology portfolio by introducing new product applications and functionalities, and by improving the market penetration of our existing technologies. Advanced products and functionalities are typically developed and adopted first in Europe and then migrated to North America and emerging economies. Examples include the adoption of ABS and automated transmission systems. These technologies were first widely adopted in European markets before starting to penetrate North America as well as China, India and other emerging markets. In terms of commitment to innovation, WABCO's net expenditures for product engineering, including research activities and product development amounted to approximately $193.2 million in 2019.

We are also focused on long-term opportunities as WABCO continues to anticipate and fulfill our industry's constant search for technology that advances vehicle safety and efficiency in mature and emerging markets on a cost-competitive basis.

WABCO safety technologies encompass braking systems, stability control, collision mitigation, steering systems as well as accident mitigation and prevention. In 2019 - among other major accomplishments - we formed multiple new alliances, announced breakthrough technologies and further strengthened existing partnerships. We also continued to expand and enrich our portfolio of differentiated capabilities that improve the safety, efficiency and connectivity of commercial vehicles.

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

In 2019, WABCO continued to increase adoption of our breakthrough MAXX ADB the industry’s lightest and highest performing single-piston ADB for commercial vehicles. Compactly engineered, MAXX braking technology fits virtually every wheel size for commercial trucks, buses and trailers around the globe. In particular, WABCO continued to expand ADB market penetration for trucks in North America, Europe and China where major customers value MAXX differentiators such as shorter stopping distances compared with drum brakes.

WABCO efficiency technologies deliver fuel economy, emissions reduction, energy recovery, weight reduction, lower maintenance costs and increased driver capability. In 2019, WABCO increased adoption of OptiDrive systems at original equipment makers in emerging economies such as India and China. As of 2019, over 5 million WABCO AMT systems have been sold, including our OptiDrive™ system - our modular automated manual transmission technology - which increases fuel economy up to 5% through optimized gear shifting. OptiRide™ is an ECAS technology that identifies axle overload, provides automatic load transfer and improves traction, which helps to reduce vehicle wear-and-tear and other operational costs. WABCO’s OptiRide delivers fuel savings up to 3% under certain conditions, while providing optimal ride performance. In 2019, WABCO continued to expand the use of the OptiFlow™ product range offering efficiency to trailer builders and major fleets through aerodynamic devices. Aerodynamic products reduce air drag of commercial trucks traveling long distances at highway speeds, thereby lowering fuel consumption by up to 7% as well as reducing CO2 emissions.

Globalization

Americas

WABCO’s regional headquarters for the Americas is located Auburn Hills, Michigan. North America remains a long-term growth market for WABCO, particularly in the United States, due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In prior years, we participated in this market through our North American joint venture, Meritor WABCO. In October 2017, WABCO acquired the remaining ownership stake from Meritor and consolidated all products under one WABCO brand in the North American market. WABCO delivers value for our customers, including offering them seamless access to WABCO's powerful technology and services portfolio, backed by the flexibility and efficiency of an integrated global supply chain.

WABCO North America is focused on the application and delivery of WABCO’s braking and active safety systems, electronic suspension control and air management products in addition to all other technologies such as ADB, AMT and compressors in the North American market. In 2019, we increased WABCO's ADB penetration and market share and expanded adoption of high-performance ADB in North America. WABCO’s AMT also continued its successful sales penetration to Daimler Trucks North America and Volvo. WABCO also continued to develop advanced safety technologies specifically designed for electric commercial vehicles, including electronic braking systems and traction and stability controls for electric truck manufacturer, Nikola, in which WABCO made a $10 million investment in 2017.

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

China

China remains a long-term growth market for WABCO due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies. In 2019, WABCO continued to leverage its position as market leader and supplier of choice for control systems for trucks, buses and trailers in China, the world’s largest market for commercial vehicles. As the leading provider of ADAS, EBS, ESC, ADB systems in China, WABCO is well positioned for growth as new regulations related to these products are released and implemented in the coming years.

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

Additionally, WABCO continues to collaborate with Baidu on the development of a best-in-class, cost-effective and highly standardized suite of solutions for Level 4 Autonomous Driving in hub-to-hub highway applications for commercial vehicles.

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

India

Due to its expected volume of truck and bus production and the increasing adoption of vehicle safety and efficiency technologies, India remains a long-term growth market for WABCO. We participate in this market through our subsidiary WABCO INDIA, which has a market leadership position for over 56 years in conventional braking products, advanced braking systems, air-assisted products, and automated manual transmission systems. In particular, all commercial vehicle manufacturers in India relied on WABCO’s test track located in Chennai to homologate over 50 vehicle platforms - truck and trailer to comply with the new national axle load regulation that came into effect from July 2018 for trucks and trailers.

WABCO INDIA connects with global OEMs based in India and other regions of the world through five world-class manufacturing sites located in Ambattur, Jamshedpur, Mahindra World City, Pantnagar and Lucknow. In addition there are facilities in Chennai and Pune for software and application engineering. In India, over 500 engineers support the design of new products, applications and systems to meet the technical and economic needs of customers in emerging markets around the world. At the same time, they continue to contribute to global development of WABCO’s advanced technologies. Furthermore, WABCO INDIA continued in 2019 to be recognized by key customers for its excellence in innovation, quality, cost and overall performance, among other attributes that further differentiate WABCO as a leading supplier based on customer satisfaction.

WABCO INDIA remains a market leader in its domestic aftermarket through an extensive national distribution network of more than 7,000 outlets, to provide fleet customers with access to full product and service support. To enhance connectivity,

WABCO completed the acquisition of Asset Trackr in 2018, an innovative FMS provider based in Bangalore, India. Asset Trackr helps commercial fleets to track, analyze and optimize their transportation resources and assets in real time through cloud-based solutions.

Eastern Europe

Truck and bus production in Eastern Europe is mainly in the Commonwealth of Independent States (CIS), which includes Russia as its major market. This is another long-term growth market for WABCO. Headquartered in Moscow, WABCO Russia has a factory in Miass and a distribution center in the Moscow region, supplying makers of trucks, trailers and buses, as well as aftermarket customers. In 2019, WABCO delivered 100% of the braking systems (ADB, APU, ABS and all conventional valves) for the newest platforms of trucks and buses for Russia’s largest medium-duty commercial vehicle manufacturer.

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

Manufacturing and Operations

Most of our manufacturing sites and distribution centers produce and/or house a broad range of products and serve different types of customers. Currently, approximately 65% of our manufacturing workforce is located in best cost countries such as China, India, Brazil and Poland up from approximately 45% in 2007. Facilities in best cost countries have historically helped to reduce costs on more labor-intensive products, while our facilities in Western Europe are generally producing more technologically advanced products. However, the increasing need for more advanced products and systems in emerging markets leads us to expand local supply chain capabilities to progressively cover more complex manufacturing.

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

In 2018, WABCO opened a new Global Technology and Innovation Center in Hannover, Germany. Significantly expanding WABCO’s global product development and engineering capabilities, the nearly $30 million facility will play an important role in ensuring WABCO’s technology leadership is sustained through future generations of innovation within WABCO’s integrated network of product development and engineering centers that now spans four continents. This includes developing pioneering technologies to support the industry’s migration towards increasingly autonomous, connected and electric commercial vehicles.

Our global sourcing organization purchases a wide variety of components, including electrical, electro-mechanical and cast aluminum products, as well as parts containing materials such as steel, copper, rubber and plastic. These items represent a substantial portion of manufacturing costs. We source products on a global basis from three key regions: Western Europe, Central and Eastern Europe, and Asia. To support WABCO's continuing shift of manufacturing to best cost countries, we are migrating more of our sourcing to best cost regions. Under the leadership of the global sourcing organization, which is built around commodity and product groups, we identify and develop key suppliers and seek to integrate them as partners within our extended enterprise. Many of our Western European suppliers are accompanying us toward best cost countries. Since 2007, the share of our sourcing from best cost regions has increased from 36% to approximately 50%.

We have developed a strong position in the engineering, design, development and testing of products, components and systems. We are generally regarded within our global industry as a systems expert. This recognition reflects our in-depth technical knowledge and capabilities to support the development of advanced technology applications that are appropriately and optimally integrated with all of the vehicle's other systems and controls. Key customers depend on us and will typically involve us very early in the development process as they begin designing next generation platforms. We have approximately 2,903 employees - of which approximately 53% are located in best cost countries - dedicated to engineering and developing new products, components and systems as well as supporting and enhancing technology applications and manufacturing processes. These include 255 software engineers in India who support the local design of new products and systems for emerging markets and contribute to the global development of advanced technologies for commercial vehicles. They are dedicated to continuously improving the cost effectiveness and efficiency of WABCO's business processes and operations worldwide through services that are optimally leveraged and shared within our own organization and connected with suppliers, customers and others.

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

 Employees

We have 13,911 employees. Approximately 52% of our employees are salaried and 48% are hourly. Approximately 46% of our workforce is in Europe, 39% is in Asia, and the remaining 15% is in the Americas.

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements or laws at the region or country level. Currently approximately 57% of our workforce is covered by collective bargaining agreements. The employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. The collective bargaining agreements are typically renegotiated on an annual basis. Our U.S. facilities are non-union. We have maintained good relationships with our employees around the world and historically have experienced very few work stoppages.

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

Campinas, Brazil (M, L)	Jeversen, Germany (TT)	Stanowice, Poland (M)
Jinan, China (M)	Ambattur, India (M)	Wroclaw, Poland (2 plants, M)
Qingdao, China (M)	Jamshedpur, India (M)	Charleston, United States (M)
Taishan, China (M)	Mahindra World City, India (M)	Rochester Hills, United States (M)
Hannover, Germany (M)	Lucknow, India (M)	North Mankato, United States (M)
Langehagen, Germany (L)	Chennai, India (TT)	Hanover, United States (M)
Gronau, Germany (M)	Pantnagar, India (M)	Wytheville, United States (M)
Mannheim, Germany (M)	Pyungtaek, Korea (M)	Hebron, United States (M)

A number of our facilities are undertaking responsive actions to address groundwater and soil issues. Expenditures in 2019 to evaluate and remediate these sites were not material, and are also not expected to be material in 2020. Additional sites may be identified for environmental remediation in the future, including properties previously transferred and with respect to which the Company may have contractual indemnification obligations.

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

Merger with ZF Friedrichshafen AG

On March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. The European Commission and the United States Department of Justice cleared the Merger on January 23, 2020.  In connection with the Department of Justice's review of the Merger, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. Consummation of the Merger is subject to customary closing conditions and remaining regulatory approvals.

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

We conduct business through subsidiaries in many different countries, including most of the major countries of Western and Eastern Europe, Brazil, Russia, China, South Korea, India, Thailand and Japan, and fluctuations in currency exchange rates have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. In 2019, approximately 77% of our combined sales occurred outside of the United States. A significant and growing portion of our products are manufactured in best-cost countries and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in exposure to foreign currency exchange effects. Accordingly, fluctuations in the currency exchange rates could negatively impact our results of operations, especially fluctuations in the exchange rates of the currencies for the countries referred to above. Additionally, our results of operations are translated into U.S. Dollars for reporting purposes. The strengthening or weakening of the U.S. Dollar results in unfavorable or favorable translation effects as the results of foreign locations are translated into U.S. Dollars.

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

The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles relating to Base Erosion and Profit Shifting (BEPS). These changes are being adopted and implemented by many of the countries in which we do business and may increase our taxes in these countries. In addition, the European Commission has launched several initiatives to implement BEPS actions including an anti-tax avoidance directive and having a common (consolidated) corporate tax base. As BEPS initiatives are implemented in various countries, these changes could give rise to an increase in our effective tax rate.

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

While the Tax Act provides for a territorial tax system, it also includes the global intangible low-taxed income (GILTI) provision. The Company elected to account for GILTI tax in the period in which it was incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on foreign subsidiary's tangible assets. The GILTI tax expense is primarily caused by a U.S. foreign tax credit limitation which requires an allocation of interest expense to the GILTI income, effectively rendering the allocated interest expense non-deductible. The GILTI provision does not have a material impact on income tax expense for 2019.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2019, we had approximately $203.8 million in net deferred tax assets. These deferred tax assets include post-retirement and other employee benefits and net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results and expectations of future earnings and tax planning strategies. If we determine in the future that there is insufficient evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to record or further adjust a valuation allowance to revalue our deferred tax assets. Such a revaluation could result in material non-cash expense in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

The United Kingdom’s withdrawal from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

The United Kingdom exited the European Union (commonly referred to as “Brexit”) on January 31, 2020. The terms of the withdrawal and an outline of the future relationship between the United Kingdom and the European Union are contained in a treaty known as the “Agreement on the Withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community,” which was signed on January 24, 2020. However, some details about the long-term relationship are subject to ongoing negotiations which will take place over the course of an eleven-month transition period ending on December 31, 2020.

While the signing of the withdrawal agreement has reduced the uncertainty surrounding Brexit, some uncertainty remains about the details of the long-term future relationship between the United Kingdom and the European Union, and volatility in the securities markets and in currency exchange rates may continue. The effects of Brexit on the economies of the United Kingdom and the European Union are also unknown and unpredictable. It is possible that the level of economic activity in the United Kingdom and the European region will be adversely impacted and that there will be increased regulatory and legal complexities and costs.

While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict the results of the negotiations or their future effects. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of negotiations related to tariffs, tax, trade, security and other regulatory matters. The effects of Brexit could be disruptive to our operations and business relationships in the European markets and elsewhere.

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

•
our internal controls may not always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as export controls and trade sanctions, which could result in fines or criminal penalties;

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

•
in several of the countries in which we do business, we rely upon the ongoing performance of our joint venture partners who bear risks similar to our risks and also may include obligations they have under related shareholders' agreements and risk of being denied access to the capital markets which could lead to resource demands on the Company in order to maintain or advance its strategy; and

•	business interruptions resulting from the COVID-19 coronavirus or other health epidemics, which may impact our foreign operations and suppliers and the supply chains that support their operations.

The ability to manage these risks could be difficult and may limit our operations and make the manufacture and distribution of our products internationally more difficult, which could negatively affect our business and results of operations.

Increasing our financial leverage could affect our operations and profitability.

As of December 31, 2019, our total debt balance was $828.3 million compared to $845.2 million as of our prior fiscal year end. Our indebtedness could affect our business and financial condition in various ways, including:

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

Employees located in our sites in Europe, Asia and South America are subject to collective bargaining, with internal company agreements or external agreements at the region or country level. Currently approximately 57% of our workforce is covered by collective bargaining agreements. These employees' right to strike is typically protected by law and union membership is confidential information which does not have to be provided to the employer. Our U.S. facilities are non-union. Any disputes with our employee base could result in work stoppages or labor protests, which could disrupt our operations. Any such labor disputes could negatively affect our business and results of operations.

We are dependent on key customers.

We rely on several key customers. For the fiscal year ending December 31, 2019, sales to our top ten customers accounted for approximately 48% of our sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we have experienced and could experience in the future a material adverse effect on our business and results of operations if any of the following were to occur:

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

We are subject to a risk of product liability or warranty claims if our products actually or allegedly fail to perform as expected, whether or not due to defective supplier parts, or the use of our products results, or are alleged to result, in bodily injury and/or property damage. While we maintain reasonable limits of insurance coverage to appropriately respond to such exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. We may incur significant costs to defend these claims and may not be able to recover related costs from suppliers. We may also experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in recalls and exchanges of such products. In the past five years, our net warranty expense has fluctuated between approximately 0.8% and 1.0% of sales on an annual basis. Individual quarters were above or below the annual averages. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products could exceed our historical experience and have a material adverse effect on our business, financial condition and results of operations.

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

Our auditors, EY Bedrijfsrevisoren BV/Reviseurs d'Entreprises SRL, are registered with the Public Company Accounting Oversight Board (PCAOB). Our auditors, like any other independent registered public accounting firms operating in Belgium, are not yet permitted, because of Belgian regulation impediments, to be subject to inspections by the PCAOB that assess their compliance with U.S. law and professional standards in connection with performance of audits of financial statements filed with the SEC. As a result, our investors may not realize the potential benefits of such inspections.

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

Risks Relating to the Merger

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

While we have historically returned value to shareholders in the form of share repurchases and/or dividends, our ability to repurchase shares and pay dividends may be limited by available cash, contingent liabilities and surplus. Moreover, all decisions regarding the declaration and payment of dividends and share repurchases will be at the sole discretion of our Board and will be evaluated from time to time in light of our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, contractual and legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 21, 2020, our manufacturing activities, test tracks and engineering centers are located at 37 sites in 12 countries.

Site Location	Activity and Major Products Manufactured
Campinas, Brazil	Vehicle control systems
Jinan, China	Braking systems and compressors
Qingdao, China	Braking systems
Taishan, China	Foundation brakes
Shanghai, China	Engineering center
Rovaniemi, Finland	Test track
Hannover, Germany (2 sites)	Vehicle control systems and engineering center
Gronau, Germany	Compressors and hydraulics
Mannheim, Germany	Foundation brakes
Jeversen, Germany	Test track
Ambattur, India (2 sites)	Vehicle control systems and engineering center
Jamshedpur, India	Vehicle control systems
Mahindra World City, India	Vehicle control systems
Pantnagar, India	Vehicle control systems
Lucknow, India	Vehicle control systems
Chennai, India	Test track
Pune, India	Engineering center
Pyungtaek, Korea	Braking systems
Stanowice, Poland	Remanufactured products
Wroclaw, Poland (3 sites)	Vehicle control systems (2 plants) and engineering center
Miass, Russia	Actuators and foundation brakes
Chelny, Russia	Braking systems
Rayong, Thailand	Actuators and foundation brakes
Charleston, SC, United States	Air compressors and braking system components
Rochester Hills, MI, United States	Remanufactured products
North Mankato, MN, United States	Braking systems
Wytheville, VA, United States	Steering systems
Hebron, KY, United States	Braking systems
Hanover, PA, United States	Steering systems and foundry
Auburn Hills, MI, United States	Application engineering
Empalme, Mexico	Braking systems
Toronto, Canada	Aerodynamic products

We own all of the plants described above, except for the Jinan, Shanghai, Rovaniemi, Pune, Taishan, Stanowice, Miass, Chelny, Rayong, Rochester Hills, Charleston, Auburn Hills and Empalme sites which are leased. Our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business. In 2019, the manufacturing plants, taken as a whole, met our capacity needs.

We also own or lease warehouse and office space for administrative and sales staff. Our headquarters, located in Bern, Switzerland, and our executive offices, located in Auburn Hills are leased.

ITEM 3.    LEGAL PROCEEDINGS

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 17 of Notes to the Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of February 21, 2020 with respect to each person who is an executive officer of the Company:

Name	Age	Position(s)
Jacques Esculier	60	Chairman of the Board of Directors and Chief Executive Officer
Sean Deason	48	Chief Financial Officer and Controller
Lisa Brown	41	Chief Legal Officer and Secretary
Nick Rens	55	President EMEA
Mazen Mazraani	51	Chief Human Resources Officer and Vice President Communications
Nicolas Bardot	48	Chief Supply Chain Officer
Christian Brenneke	45	Chief Technology Officer

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

Sean Deason has served as our Chief Financial Officer and Controller since April 2019. Prior to this, Mr. Deason was Vice President Controller and Investor Relations since June 2015. Prior to joining WABCO, Mr. Deason spent four years with Evraz N.A. where he served as Vice President, Financial Planning & Analysis. Prior to Evraz, Mr. Deason spent twelve years with Lear Corporation where he served as Director, Finance, Corporate Business Planning & Analysis, Director, Finance, Asia Pacific Operations, Assistant Treasurer, and held various other positions of increasing responsibility from August 1999. Mr. Deason holds a Masters of International Management from Thunderbird School of Global Management and is a Certified Management Accountant.

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

Mazen Mazraani was appointed Vice President Communications in November 2019 in addition to his role as Chief Human Resources Officer, which he has held since September 2016. Prior to this, Mr Mazraani served as Interim Chief Human Resources

Officer from October 2015. Mr. Mazraani also served as our Compensation and Benefits Leader, a position he had held since November 2008, and as our Compensation & Benefits Manager from June 2007 when he joined WABCO. Before joining WABCO, Mr. Mazraani served as Head of Compensation & Benefits for Dexia, a Belgian-French Bank specialized in public financing. Before taking up his in-house roles, Mr. Mazraani worked for 7 years as a tax consultant at Coopers & Lybrand and Ernst & Young. Specializing in Journalism and Communication from Brussels University, he holds a Bachelor's degree in Business Administration and a Master's degree in Tax Management from Solvay Business School in Brussels.

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

Christian Brenneke was appointed as our Chief Technology Officer in February 2018, having served as our Vice President, Engineering, to lead WABCO’s technology innovation and new product developments since October 2015. Prior to holding this position, Dr. Brenneke was leading the Advanced Braking Systems business unit from September 2013, and took on the role of Vice President, Vehicle Dynamics and Controls, from April 2014. Prior to this, Dr. Brenneke held various management roles, including Global Project Management Leader and Team Leader for Software Development, since joining WABCO in 2008. Prior to joining WABCO, Dr. Brenneke spent several years in research, development and program management for driver assistance systems and autonomous driving at Volkswagen Group in Germany. Dr. Brenneke holds a graduate degree in electrical engineering specializing in mechatronics and a doctorate degree in engineering both from Leibniz University in Hannover, Germany. In addition, he earned an M.B.A. degree in general management from the University for Applied Sciences in Hamburg, Germany.

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

We estimate that there are approximately 300 holders of record of the Company's common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals or entities are registered in the name of a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. As of February 18, 2020, there were approximately 30,700 beneficial owners of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has approved open market stock repurchase programs consisting of the following stock repurchase program authorizations as also discussed in Note 7 of Notes to Consolidated Financial Statements.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of up to $600.0 million of common stock from January 1, 2019 through December 31, 2020. During the year ended December 31, 2019, the Company has purchased 272,000 shares for $30.6 million and suspended its share repurchase program due to the pending Merger. As of December 31, 2019, the Company had $569.4 million of availability remaining under this repurchase authorization.

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

A summary of the repurchase activity for the year ended December 31, 2019 follows.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

Total through December 31, 2018	3,511,454	$119.60	3,511,454	$0

January 1 - January 31	208,000	$111.53	208,000	$576,800,982
February 1 - February 28	64,000	$115.62	64,000	$569,401,085
March 1 - March 31	—	-	—	$569,401,085
Total first quarter	272,000	$112.50	272,000	$569,401,085

April 1 - April 30	—	-	—	$569,401,085
May 1 - May 31	—	-	—	$569,401,085
June 1 - June 30	—	-	—	$569,401,085
Total second quarter	—	-	—	$569,401,085

July 1 - July 31	—	-	—	$569,401,085
August 1 - August 31	—	-	—	$569,401,085
September 1 - September 30	—	-	—	$569,401,085
Total third quarter	—	-	—	$569,401,085

October 1 - October 31	—	-	—	$569,401,085
November 1 - November 30	—	-	—	$569,401,085
December 1 - December 31	—	-	—	$569,401,085
Total fourth quarter	—	-	—	$569,401,085

Total through December 31, 2019	3,783,454	$119.09	3,783,454	$569,401,085

(a) Relates to the approved share repurchase programs as discussed above.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder's return on our common stock from December 31, 2014 through December 31, 2019, with the Standard & Poor's 500 Index and the Standard & Poor's Auto Parts & Equipment Index. The graph and table use data supplied by S&P Capital IQ.

The comparisons reflected in the graph and table are not intended to forecast the future performance of the common stock and may not be indicative of such future performance.
Total Shareholder Returns

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
WABCO Holdings Inc.	100	97.59	101.31	136.95	102.44	129.32
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P 500 Auto Parts & Equipment Index	100	94.35	92.27	136.11	98.10	144.20

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in millions, except share and per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Sales	$3,421.4	$3,831.0	$3,304.2	$2,810.0	$2,627.5
Cost of sales	2,429.4	2,658.5	2,290.4	1,931.0	1,837.6
Gross profit	992.0	1,172.5	1,013.8	879.0	789.9
Costs and expenses:
Selling and administrative expenses	463.2	476.0	411.2	356.6	346.6
Research, development and engineering expenses	193.2	184.4	147.0	135.2	139.5
Other operating (income)/expense, net	(1.5)	(0.4)	20.6	5.3	6.7
Operating income	337.1	512.5	435.0	381.9	297.1
Equity income of unconsolidated joint ventures	2.0	1.0	23.1	24.8	32.1
Gain on remeasurement of equity investments (1)	—	—	247.7	—	—
Other non-operating expense, net	(26.2)	(42.3)	(37.2)	(24.9)	(24.6)
Interest expense, net	(0.1)	(7.5)	(16.0)	(12.7)	(7.1)
Income before income taxes	312.8	463.7	652.6	369.1	297.5
Income tax expense (2)	53.4	49.3	229.7	121.8	11.5
Net income including noncontrolling interests	259.4	414.4	422.9	247.3	286.0
Less: net income attributable to noncontrolling interests	13.6	20.3	16.8	24.3	10.8
Net income	$245.8	$394.1	$406.1	$223.0	$275.2
Per share:
Basic	$4.80	$7.46	$7.53	$4.00	$4.76
Diluted	$4.78	$7.43	$7.50	$3.98	$4.72
Average number of outstanding common shares:
Basic	51,242,913	52,846,962	53,903,938	55,695,738	57,768,018
Diluted	51,398,548	53,062,573	54,139,815	55,981,816	58,274,987
Balance Sheet Data (at end of period):
Total assets	$4,037.1	$3,738.6	$4,323.4	$3,056.0	$2,589.9
Total debt	$828.3	$845.2	$1,409.8	$959.1	$503.7
Total shareholders' equity	$1,340.2	$1,176.8	$1,121.4	$701.4	$786.7
Cash dividends per common share	$—	$—	$—	$—	$—

(1) Gain on remeasurement of equity method investments includes gains resulting from the step up of equity method investments to their acquisition date fair values. See Note 23 of Notes to the Consolidated Financial Statements for additional information.

(2) Income tax expense for the year ended December 31, 2017 included incremental income tax expense mainly resulting from the Tax Cuts and Jobs Act. See Note 18 of Notes to the Consolidated Financial Statements for additional information.

For a comparative analysis of certain line items in the Income Statement Data section of this table, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” which follows.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of WABCO during the years ended December 31, 2019, 2018 and 2017 and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein. Certain information in this discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” above. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”, “Information Concerning Forward-Looking Statements”, “Selected Financial Information”, “Liquidity and Capital Resources” and consolidated financial statements and related notes thereto included elsewhere herein.

Executive Overview

Due to the slowdown in global economic growth, as well as increasing geopolitical uncertainty, the worldwide production of new vehicles declined in 2019 compared to 2018 by 6%.

Our sales decreased compared to one year ago by 10.7% on a reported basis and by 7.0% excluding foreign currency translation effects. The global production of new trucks and buses shrank by an estimated 5.7% driven by significant decreases in India and Europe of approximately 39.7% and 8.1%, respectively. The global trailer market also declined by approximately 14.0% year over year.

We continued to leverage the WABCO Operating System to drive fast and flexible actions to counteract the challenging market environment by driving profitability projects, solidly performing in delivering strong materials and conversion productivity. We took actions to optimize our variable cost structure and to decrease operating expenses, while we continued to increase our investment in engineering ensuring the successful execution of the Company's long-term strategy.

As previously announced, on March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. The European Commission and the United States Department of Justice cleared the Merger on January 23, 2020.  In connection with the Department of Justice's review of the Merger, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. Consummation of the Merger is subject to customary closing conditions and remaining regulatory approvals.

The Company suspended its share repurchase program due to the pending Merger, and we do not expect to reinstate the program in 2020.

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

Our Markets and Our Customers

Our sales are affected by changes in truck and bus (T&B) production. Europe is our largest geographic market and sales to T&B OEMs represent our largest customer group. The table below shows the relationship between our sales to European T&B OEMs, which account for approximately 44% of our global sales to T&B OEMs, and European T&B production for the last five years. Sales data is shown at a constant Euro to U.S. Dollar exchange rate for year to year comparability and to make comparisons to unit production meaningful. Over the past five years, our sales have outperformed the rate of European T&B production by an average of over 1% per year.

Year to Year Change	2015	2016	2017	2018	2019
Sales to European T&B OEMs (at constant FX rates)	8%	8%	6%	3%	(9)%
European T&B Production	6%	1%	8%	2%	(8)%

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

Year to Year Change	2015	2016	2017	2018	2019	Average Change
Aftermarket Sales (at constant FX rates)	7%	6%	9%	18%	(3)%	7%
Distribution of WABCO's Sales by Major End-Markets, Product Types and Geography

	2019	2018	2017
OE Manufacturers:
Truck & Bus products	54%	55%	58%
Trailer products	10%	10%	9%
Car products	5%	5%	6%
Off highway	5%	5%	4%
Aftermarket	26%	25%	23%
	100%	100%	100%
Geography:
Europe	48%	49%	52%
North America	24%	23%	18%
South America	4%	3%	3%
Asia	22%	24%	26%
Other	2%	1%	1%
	100%	100%	100%

Our largest customers are Daimler and Volvo and account for approximately 13% and 12% of our sales, respectively. Other key customers include Ashok Leyland, TRATON, China National Heavy Truck Corporation (CNHTC), Cummins, Fiat (Iveco), Hino, Paccar and TATA Motors. For the fiscal years ended December 31, 2019, 2018 and 2017, our top 10 customers accounted for approximately 48%, 49% and 44% of our sales, respectively.

Results of Operations

Approximately 77% of our sales are outside the United States and therefore, changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. Dollars. Year-over-year changes in sales and expenses for 2019 compared with 2018 and 2018 compared with 2017 are presented both with and without the effects of foreign currency translation. Changes in sales and expenses excluding foreign exchange effects are calculated using current year sales and expenses translated at prior year exchange rates. Presenting changes in sales and expenses excluding the effects of foreign currency translation is not in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), but we analyze this data because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.

Management believes that presenting these non-U.S. GAAP financial measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the Company's business.

Results of Operations for 2019 Compared with 2018

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2019	2018	% change reported	2019 adjusted amount	% change adjusted
Sales	$3,421.4	$3,831.0	(10.7)%	$3,563.9	(7.0)%
Cost of sales	2,429.4	2,658.5	(8.6)%	2,526.7	(5.0)%
Gross profit	992.0	1,172.5	(15.4)%	1,037.2	(11.5)%

Operating expenses	654.9	660.0	(0.8)%	683.7	3.6%
Other non-operating expense, net	(26.2)	(42.3)	(38.1)%	(29.0)	(31.4)%
Interest expense, net	(0.1)	(7.5)	(98.7)%	0.2	(102.7)%
Income tax expense	53.4	49.3	8.3%	55.3	12.2%
Net income attributable to noncontrolling interests	13.6	20.3	(33.0)%	13.8	(32.0)%

** Amounts translated using 2018 average exchange rates for comparability

Sales

Our sales for 2019 were $3,421.4 million, a decrease of 10.7% (7.0% excluding foreign currency translation effects) from $3,831.0 million in 2018.

Total sales in Europe, our largest market, decreased 11.5% (6.4% excluding foreign currency translation effects) for the full year 2019, while the production of new trucks and buses decreased 8.1%. Our sales to truck and bus OEMs also declined 13.6% (8.6% excluding foreign currency translation effects) impacted by an unfavorable customer mix partially offset by an increased content per vehicle for EBS, E-APU and wheel end products, partially offset by continued phase out of AMT at a major gear box supplier. The production of trailers in Europe dropped by 18.1%, however our sales were down 14.0% (8.5% excluding foreign currency translation effects), outperforming this market.

Sales in North America decreased 5.3% (4.6% excluding foreign currency translation effects). Our sales to truck and bus OEMs decreased 2.8% (1.9% excluding foreign currency translation effects). Although the truck and bus market grew by 4.3%, we were not able to offset the headwinds from an unfavorable customer mix and insourcing of a product at major OEMs. Our sales in car products were impacted by a strong decline in the production of passenger cars in the U.S. and additionally impacted by a phase out of vacuum pump technology.

Total sales in South America increased 9.4% (18.3% excluding foreign currency translation effects), while the truck and bus production increased 3.1%. Our sales to truck and bus OEMs increased by 6.8% (15.2% excluding foreign currency translation effects). Our outperformance in this market included a share of market gain in braking controls and wheel end products.

Total sales in Asia decreased 17.2% (14.4% excluding foreign currency translation effects) compared to an estimated 8.3% decrease in new vehicle production in the region.

Total sales in China decreased by 12.1% (8.3% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 5.2% (0.8% excluding foreign currency translation effects) despite the overall growing production of new trucks and buses by 2.1% year over year. Although the penetration of EBS at buses increased we were not able to fully offset the impact from pricing, some market share loss at a major customer and a negative customer mix. Lower demand in the Chinese light commercial vehicle market in combination with the vacuum pump technology phase out, as well as weak off-highway and trailer markets contributed additionally to the sales decline compared to 2018.

Total sales in India decreased 39.1% (36.7% excluding foreign currency translation effects) driven by a 39.7% decrease in vehicle production, which was driven by the continued economic uncertainty, reduced truck utilization and reduction of truck inventories at OEMs. Our sales to truck and bus OEMs declined by 44.4% (41.9% excluding foreign currency translation effects).

Total sales in Korea increased 6.2% (12.0% excluding foreign currency translation effects), outperforming the production of trucks and buses which increased 0.2%. Our sales to truck and bus OEMs grew by 30.4% (37.4% excluding foreign currency translation effects) driven by a safety stock accumulation for a new platform launch at a major OEM. Sales in Japan increased 1.7% (0.4% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 8.7% supported by a favorable model mix and a share of market gain in braking controls at a major OEM.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 6.7% (2.8% excluding foreign currency translation effects) in 2019. Our aftermarket sales in Europe declined by 9.5% (4.4% excluding foreign currency translation effects) on a year over year basis, which was a result of an overall market drop as well as a one time campaign in 2018. We are also facing a decline in India of 14.5% (12.1% excluding foreign currency translation effects) due to the sharp economic decline in the country, resulting in stock reductions at distributors. Softening U.S. market conditions contributed to a decline in North America of 3.8% (3.8% excluding foreign currency translation effects).

Cost of Sales and Gross Profit

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2018	$2,658.5	$1,172.5

Increase/(decrease) due to:
Sales pricing, volume and mix	—	(267.1)
Cost of materials	(151.2)	151.2
Cost of manufacturing workforce	(7.8)	7.8
Streamlining costs	17.3	(17.3)
Warranty accruals	4.4	(4.4)
Foreign exchange translational effects	(97.3)	(45.2)
Other	5.5	(5.5)
Net decrease	(229.1)	(180.5)

Cost of sales / gross profit for the year ended December 31, 2019	$2,429.4	$992.0

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. The lower materials cost is due to lower volume, mix and cost absorption partially driven by the decrease in sales level, as well as our continued focus on materials productivity. Management uses material productivity as one of the internal measures of our cost reduction efforts.

The decrease in gross profit is mainly driven by lower sales volume and an unfavorable mix. Sales price reductions of approximately 1.3% also contributed to the decrease. These decreases were partially offset by reduced costs as discussed above.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the year ended December 31, 2018	$660.0

Increase/(decrease) due to:
Labor inflation	18.7
Sell-side M&A activity (1)	18.0
Employee-related costs	1.4
Stock compensation costs	(10.8)
Streamlining	(2.1)
Headquarters relocation costs	3.9
Environmental reserve reduction	(3.8)
Foreign exchange translation	(28.8)
Other	(1.6)
Net decrease	(5.1)

Operating expenses for the year ended December 31, 2019	$654.9

(1) Consists primarily of legal and financial advisory fees related to the Merger.

Other non-operating expense, net

The non-operating expense net decreased by $16.1 million to $26.2 million in 2019 as compared to $42.3 million in 2018. This decrease was primarily driven by the recognition of an impairment loss of $5.5 million on a non-marketable equity investment in 2018 compared to a gain of $2.2 million on another non-marketable equity investment in 2019. Other contributors to the decrease include a $2.6 million loss recognized in 2018 on the prepayment of the Senior USD Notes, as well as higher gains on marketable investments realized in 2019. See Note 9 and Note 16 of Notes to the Consolidated Financial Statements.

Interest Expense, net

The Company recorded net interest expense of $0.1 million in 2019 compared to $7.5 million in 2018. This decrease was primarily due to our prepayment of the Senior USD Notes in April 2018. See Note 16 of Notes to the Consolidated Financial Statements for further discussion.

Income Taxes

The income tax provision for 2019 was $53.4 million on $312.8 million of pre-tax income before adjusting for noncontrolling interest, compared with an income tax provision of $49.3 million on pre-tax income of $463.7 million before adjusting for noncontrolling interest in 2018. The 2019 increase in income tax expense is primarily the result of 2018 one-time tax benefits for changes to the uncertain tax position related to the Excess Profit Ruling (EPR) / Patent Income Deduction (PID) clawback and for settlement of a transfer pricing claim between Germany and Belgium of $33.3 million and $11.4 million, respectively. These benefits are partially offset by the tax effect of lower pre-tax income in 2019, and one-time income tax expenses in 2018 that do not reoccur in 2019, specifically a $5.8 million net transition tax adjustment and $5.2 million deferred tax revaluation resulting from a Belgian tax rate change.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $6.7 million to $13.6 million in 2019 as compared to $20.3 million in 2018 primarily due lower net income in certain consolidated affiliate companies.

Backlog

Backlog represents sales orders that have not yet been filled as of the end of the reporting period. This amounted to $1.2 billion at the end of 2019, a decrease of 14.3% (14.7% excluding foreign currency translation effects) from the end of 2018 following the decline in sales. Backlog is not necessarily predictive of future business as it relates only to some of our products, and customers may still change orders and future delivery dates.

Results of Operations for 2018 Compared with 2017

The following table is a summary of sales, cost of sales, gross profit, operating expenses and other selected results of operations for the periods indicated.

	Year ended December 31,			Excluding Foreign Exchange Translation **
(Amounts in millions)	2018	2017	% change reported	2018 adjusted amount	% change adjusted
Sales	$3,831.0	$3,304.2	15.9%	$3,763.7	13.9%
Cost of sales	2,658.5	2,290.4	16.1%	2,622.7	14.5%
Gross profit	1,172.5	1,013.8	15.7%	1,141.0	12.5%

Operating expenses	660.0	578.8	14.0%	644.5	11.4%
Equity in net income of unconsolidated joint ventures	1.0	23.1	(95.7)%	1.0	(95.7)%
Gain on remeasurement of equity investments	—	247.7	*	—	*
Other non operating expense, net	(42.3)	(37.2)	13.7%	(37.5)	0.8%
Interest expense, net	(7.5)	(16.0)	(53.1)%	(7.4)	(53.8)%
Income tax expense	49.3	229.7	(78.5)%	48.9	(78.7)%
Net income attributable to noncontrolling interests	20.3	16.8	20.8%	20.8	23.8%

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

WABCO's global aftermarket sales, included in the geographic numbers provided above, increased 21.4% (19.7% excluding foreign currency translation effects). This increase, excluding foreign currency translation effects, was supported by acquisitions which contributed 13.5% as well as continued success of the Company's aftermarket strategies.

Cost of Sales and Gross Profit

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the year ended December 31, 2017	$2,290.4	$1,013.8

Increase/(decrease) due to:
Sales pricing, volume and mix	—	237.2
Cost of materials	152.3	(152.3)
Cost of manufacturing workforce	24.4	(24.4)
U.S. acquisitions	145.1	77.1
Streamlining costs	(4.4)	4.4
Foreign exchange translational effects	35.9	31.5
Other	14.8	(14.8)
Net increase	368.1	158.7

Cost of sales / gross profit for the year ended December 31, 2018	$2,658.5	$1,172.5

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. The increased materials cost is primarily driven by our higher sales and partially offset through our continued focus on productivity including a supplier-related productivity settlement of $9.1 million. Inefficiencies due to supply chain constraints also contributed to increases in our costs of sales. Management uses material productivity as one of the internal measures of our cost reduction efforts.

The increase in gross profit is mainly driven by the higher sales volume, partially offset by sales price reductions of approximately 1.2%. The increase in gross profit was also partially offset by the higher cost of sales as discussed above.

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

(2) The indemnification costs relate primarily to accruals recorded in 2017 in Brazil under an indemnification agreement with Trane (formerly American Standard). See Note 17 of Notes to the Consolidated Financial Statements for further discussion.

Equity in Net Income of Unconsolidated Joint Ventures

Equity in net income of unconsolidated joint ventures decreased $22.1 million to $1.0 million in 2018 as compared to $23.1 million in 2017. This decrease was primarily driven by the acquisition and consolidation of previously unconsolidated joint ventures during the fourth quarter of 2017.

Gain on remeasurement of equity investments

The gain on remeasurement of equity method investments recorded in 2017 included gains resulting from the step up of equity method investments to their acquisition date fair values. See Note 23 of Notes to the Consolidated Financial Statements
for additional information.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $3.5 million to $20.3 million in 2018 as compared to $16.8 million in 2017 primarily due to better results in some consolidated affiliate companies.

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

Liquidity and Capital Resources

We employ several means to manage our liquidity, and we are not dependent upon any one source of funding. Our sources of financing include cash flows from operations, cash and cash equivalents, our senior unsecured debt and revolving credit facilities.

We believe the combination of expected cash flows, the funding received from our senior unsecured debt and the revolving credit facilities being committed until 2024 will provide us with adequate liquidity to support the Company's operations. The Company also has the ability to access a wide range of additional external financing instruments.

Specifically for 2020, we expect our capital spending to remain consistent with prior year. As of December 31, 2019, there were no outstanding borrowings on the revolving credit facility.

Outside of our capital expenditures, cash flows related to our senior unsecured debt, subsequent installments of the transition tax payable, acquisitions including the purchase of the distribution rights from Meritor and short term debt repayments, our overall cash flow is expected to be in line with the Company's 2019 cash flow profile. The U.S. Tax reform will provide a higher flexibility regarding the use of our foreign cash in the United States which may reduce the overall financing needs of the Company.

As of December 31, 2019, $867.2 million of the $891.8 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries. The Company considers the earnings of substantially all of its subsidiaries outside of Europe and Brazil to be permanently reinvested outside the United States. As of December 31, 2018, $491.0 million of the $503.8 million of cash and cash equivalents on the consolidated balance sheets was held by foreign subsidiaries for which earnings are no longer permanently reinvested outside the United States.

The Company was notified that Meritor has exercised their put option for WABCO to purchase the distribution rights for the aftermarket products in the United States and Canada for an amount between $225 million and $265 million, payable in cash in early 2020. The Company believes its available cash on-hand and availability under its existing credit facilities adequately provide for the funding of this acquisition.

Cash Flows for 2019 Compared with 2018

Operating activities - Net cash provided by operating activities was $439.9 million and $468.5 million for the years ended December 31, 2019 and 2018, respectively. Cash flow from operating activities consisted primarily of net income including noncontrolling interests of $259.4 million, increased by non-cash elements of $187.7 million comprising depreciation, pension and post-retirement benefit expenses, amortization, stock compensation, and deferred tax benefits. This was partially offset by $7.2 million related to changes in operating assets and liabilities, including $16.6 million of payments made related to costs associated with the Merger. Cash flow from operating activities for 2018 consisted primarily of net income including noncontrolling interests of $414.4 million, decreased by non-cash elements of $208.5 million comprising depreciation, amortization, stock compensation, deferred tax benefits, pension and post-retirement benefit expenses.

Investing activities - Net cash used in investing activities amounted to $10.4 million in 2019 compared to $246.5 million in 2018. Aside from net capital expenditures in tooling, equipment and software of $153.6 million and $132.1 million in 2019 and 2018, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2019			December 31, 2018
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$113.3	$633.2	$746.5	$161.2	$526.0	$687.2
Sales and redemptions	198.4	693.5	891.9	210.3	374.9	585.2
Net cash received/(invested)	$85.1	$60.3	$145.4	$49.1	$(151.1)	$(102.0)

In 2019, we paid $0.4 million towards the remaining payment for the 2018 acquisition of Asset Trackr. This is in comparison to to $8.6 million paid in 2018, of which $6.4 million related to additional cash paid for the 2017 acquisition of R.H. Sheppard and $2.2 million for the acquisition of Asset Trackr. We also invested $1.8 million in unconsolidated joint ventures in 2019 compared to $3.8 million in 2018.

Financing activities - Net cash used by financing activities decreased from $827.1 million in 2018 to $39.0 million in 2019. We had no net borrowings or repayments under our revolving credit facilities in 2019. We also had no additional borrowings or prepayments of long-term debt in 2019. This is compared to net repayments under the revolving credit facilities of $385.4 million in 2018, as well as prepayment of $500.0 million of the Senior USD Notes partially offset by proceeds received from the Schuldschein Loans of approximately $368.5 million. We also repurchased shares for a total of $30.6 million in 2019 compared to $300.0 million in 2018. Certain of these shares were repurchased under a 10b5-1 stock repurchase plan during the period between August 20, 2018 and December 20, 2018.

We received $1.2 million of stock option proceeds and paid $5.0 million related to employee taxes for equity award vestings in 2019 compared to $0.6 million and $5.1 million in 2018, respectively. Dividends paid to noncontrolling interests amounted to $7.4 million and $5.7 million in 2019 and 2018, respectively. In 2019, we also had $2.8 million of Net proceeds from noncontrolling interest shareholders.

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

Investing activities - Net cash used in investing activities amounted to $246.5 million for 2018 compared to $488.2 million in 2017. Aside from net capital expenditures in tooling, equipment and software of $132.1 million and $110.5 million in 2018 and 2017, respectively, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follow:

	December 31, 2018			December 31, 2017
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$161.2	$526.0	$687.2	$312.2	$223.0	$535.2
Sales and redemptions	210.3	374.9	585.2	318.4	230.0	548.4
Net cash received/(invested)	$49.1	$(151.1)	$(102.0)	$6.2	$7.0	$13.2

We also paid $6.4 million in 2018 as additional cash payment related to the 2017 acquisition of R.H. Sheppard, as well as $2.2 million to acquire Asset Trackr, and we invested $3.8 million in unconsolidated joint ventures. This is in comparison to 2017 when we paid $382.7 million net of cash acquired for the acquisition of Sheppard, Meritor WABCO and WABCO Automotive South Africa.

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

Senior Unsecured Debt
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
	€300.0
Senior Notes (EUR and USD)

On November 15, 2016, the Company issued €440.0 million in aggregate principal amount of senior unsecured notes (the Senior EUR Notes), comprised of €190.0 million of 0.84% senior unsecured notes due 2023, €80.0 million of 1.20% senior unsecured notes due 2026 and €170.0 million of 1.36% senior unsecured notes due 2028. The Company paid $1.4 million of debt issuance costs in connection with these senior unsecured notes. Interest on these notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017.

On June 25, 2015, the Company issued $500.0 million in aggregate principal amount of senior unsecured notes (the Senior USD Notes). The Company prepaid the entire outstanding principal amount on April 30, 2018. and recognized a loss on debt extinguishment of $2.3 million net of taxes, of which the pretax amount, $2.6 million, was recorded in other non-operating expenses in the consolidated statement of operations.

Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million to $600 million (the 2018 Facility), with an option to increase up to additional $250.0 million. The 2018 Facility also extended the scheduled maturity date of our revolving credit facility to June 28, 2023, subject to two one–year extension options, of which the first one was exercised on May 28, 2019 and extended the maturity date to June 28, 2024. As of December 31, 2019, there were no outstanding borrowings on the revolving credit facility.

Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2019 and 2018, the Company designated Euro-denominated loans of €440.0 million (approximately $493.5 million at December 31, 2019 exchange rate) and €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) as hedges of its net investment in these subsidiaries. For the years ended December 31, 2019 and 2018, the Company recorded a gain of $9.0 million, net of taxes of $2.5 million, and a gain of $16.8 million, net of taxes of $4.7 million, respectively, in cumulative translation adjustment within accumulated other comprehensive income.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet financial arrangements as of December 31, 2019.

Contractual Obligations

We had $32.8 million of streamlining liabilities as of December 31, 2019. While we expect approximately $14.7 million of payments to be made in 2020, we are unable to estimate the timing of all future payments. See Note 6 of Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2019. Some of the figures are based on our estimates and assumptions about these obligations. The obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments due by period
(Amounts in millions)	Total	2020	2021 and 2022	2023 and 2024	Beyond 2024
Debt obligations (1)	$876.7	$9.1	$218.1	$357.0	$292.5
Lease obligations (2)	108.1	29.4	35.5	18.0	25.2
Purchase obligations (3)	225.0	225.0	—	—	—
Pension and post-retirement contributions (4)	300.0	27.7	56.5	59.6	156.2
Purchase of distribution rights (5)	265.0	265.0	—	—	—
Transition tax payable (6)	157.7	4.0	32.4	70.7	50.6
Total	$1,932.5	$560.2	$342.5	$505.3	$524.5

(1)
Includes principal and interest payments due on our senior unsecured debt. For floating rate debt, interest payments were calculated based on the applicable interest rates as of December 31, 2019. Payment obligations denominated in a foreign currency were calculated using the local currency foreign exchange rates in effect at December 31, 2019. See Note 16 to of Notes to the Consolidated Financial Statements for additional information.

(2)	Includes future rental commitments under all non-cancelable operating leases in effect at December 31, 2019.

(3)
In the normal course of business we expect to purchase approximately $1.9 billion in 2020 of materials and services, and estimate that on average no more than approximately $225.0 million is outstanding at any one time in the form of legally binding commitments. We spent approximately $2.1 billion, $2.3 billion and $2.0 billion on materials and services in 2019, 2018 and 2017, respectively.

(4)
Amounts represent undiscounted projected benefit payments over the next ten years and represent our best estimate of future contributions to our pension and post-retirement benefit plans. The expected benefit payments have been estimated based on the same assumptions that were used to measure our accumulated benefit obligation as of December 31, 2019 and include benefits attributable to estimated future service of current employees.

(5)
Relates to the purchase of the distribution rights from Meritor for WABCO aftermarket products in the United States and Canada. The final purchase price will be determined in early 2020 and could be for an amount less than $265 million.

(6)	Includes a one-time repatriation tax resulting from the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act permits the Company to pay the tax liability interest free over a period of up to eight years.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development. Specifically for 2020, we expect our capital spending to remain at levels consistent with prior year as previously discussed.

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

Revenue Recognition - Revenue under ASC 606 Revenue from Contracts with Customers, is recognized when control of a product or service is transferred to a customer. The majority of our sales are derived from OEM customers. Revenue from the sale of serial production parts that are produced to industry standards for OEM customers is recognized at a point-in-time when control of the parts transfers to customers based on the shipping terms as these parts typically have an alternative use or the underlying contracts do not contain an enforceable right to payment prior to shipment depending on jurisdiction. In instances where customization services are performed for the OEM, and if the sales meet the over-time revenue recognition criteria, we will use the cost-to-cost method to recognize revenue. Under this method, progress is measured based in the ratio of actual costs incurred relative to the total estimated costs. Most OEM serial production contracts include a provision for volume discounts, and in certain markets, we provide customers with discounts not stated in the contract. In those instances where there is a valid expectation for the customers to receive a discount, the amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.

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

The recoverability of goodwill is performed at the entity level as the Company operates as one reportable segment and one reporting unit. The plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, the Company uses the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company's fair value has fallen below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during 2019, and the Company's goodwill was not at risk for failing the first step of its impairment test.

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
Pension and Post-Retirement Benefits - The Company has significant pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the health care cost trend rate. The Company is required to consider current market conditions, including changes in interest rates and health care costs, in making its assumptions. Changes in the related pension and post-retirement benefit costs or liabilities may occur in the future due to changes in the assumptions. The assumptions as to the expected long-term rates of return on plan assets are based upon the composition of plan assets, historical long-term rates of return on similar assets and current and expected market conditions. The discount rate used for U.S. plans reflects the market rate for high-quality fixed-income investments on the Company's annual measurement date (December 31) and is subject to change each year. The discount rate was determined by matching, on an approximate basis, the coupons and maturities for a portfolio of corporate bonds (rated AA or better) to the expected future plan benefit payments. The discount rates used for plans outside the United States are based on a combination of relevant indices regarding highly-rated corporate and government securities, the duration of the liability and appropriate judgment. See the disclosures about pension and post-retirement obligations, the composition of plan assets, assumptions and other matters in Note 15 of Notes to the Consolidated Financial Statements.

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of two years. Estimated product warranty expenses are accrued in cost of goods sold at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent we experience changes in warranty claim activity or costs associated with servicing those claims, our warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 1.0% in 2019, 0.8% in 2018 and 0.9% in 2017. We do not expect this percentage to change materially in the near future. See Note 17 of Notes to the Consolidated Financial Statements for a three-year summary of warranty costs.

Income Taxes - Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The impact of mix of U.S. versus foreign earnings may have a material impact on the effective tax rate given that tax rates in certain foreign jurisdictions (primarily Belgium, China, Germany, India, the Netherlands, Poland and Switzerland) vary from the U.S. statutory tax rate. See Note 18 of Notes to the Consolidated Financial Statements for Reconciliation of Effective Income Tax Rate.

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

Foreign Currency Exchange Rates

We conduct operations through controlled subsidiaries in most of the major countries of Western and Eastern Europe, Brazil, China, South Korea, India, Thailand and Japan as well as the United States. In addition, we conduct business in many countries through cross border sales and purchases, affiliated companies and partnerships in which we own 50% or less of the stock or partnership interest. As our financial statements are presented in U.S. Dollars, fluctuations in currency exchange rates can have a significant impact on the reported results of our operations, especially for the countries and currencies referred to above. Applying a Value-At-Risk (VAR) methodology to our foreign currency exchange rate exposure, across the translational and transactional exposures for the year 2019, the potential maximum loss in earnings is estimated to be $12 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on foreign exchange effects to commercial counterparties. See also Note 21 of Notes to the Consolidated Financial Statements.

Interest Rate Sensitivity

We are exposed to market rate risk resulting from fluctuations in variable interest rate borrowings included in our debt portfolio. Our debt portfolio includes long-term fixed and floating rate term borrowings under the €300.0 million Schuldschein Loans, long-term fixed rate term borrowings under the €440.0 million Senior EUR Notes, and short-term variable rate borrowings, if any, under our multi-currency credit facility that has a borrowing capacity up to $600.0 million. See Note 16 of Notes to the Consolidated Financial Statements for further discussion of our debt.

At December 31, 2019, we had an aggregate outstanding debt balance of $828.3 million of which $168.2 million was related to floating rate debt under our Schuldschein Loans. The floating rate component of the Schuldschein loans is based on the Euro Interbank Offered Rate (Euribor) plus 0.80% to 1.00%. There were no outstanding borrowings under the multi-currency revolving credit facility at December 31, 2019, which may incur interest based on an applicable margin that can vary from 0.30% to 0.85% based on the Company’s leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars). As of December 31, 2019, a 1% increase in interest rates within the variable portion of our debt portfolio would have the effect of increasing annualized interest expense by approximately $1.1 million. As of December 31, 2019, a 1% decrease in interest rates would have no effect due to the interest rate floor on our variable rate debt.

As of December 31, 2019, we also had $959.4 million of cash, cash equivalents and short-term investments on hand. These balances are predominantly invested in interest bearing short-term instruments. As of December 31, 2019, a 1% change of the interest rates would have the effect of increasing or decreasing net interest income by approximately $9.6 million.

Commodity Exposures

We are also exposed to fluctuations in commodity prices through the purchase of base metals and steel, mainly through contractual agreements with component suppliers. As we do not purchase these commodities directly, changes in their prices could affect our financial results with a time lag of up to 6 months.

Applying a VAR methodology to our 2019 commodity exposure, the potential maximum loss in earnings is estimated to be $19.8 million which is based on a one-year horizon and a 95% confidence level. The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that could be incurred by us, nor does it consider the potential effect of favorable changes in market factors or our ability to pass on effects to commercial counterparties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WABCO Holdings Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leasing transactions as of January 1, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02 Leases (Topic 842) and related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of the Discount Rates Used in Defined Benefit Pension Obligation

Description of the Matter
The Company's aggregate defined benefit pension obligation was $1,006.3 million as of December 31, 2019. As described in Note 15 to the consolidated financial statements, the weighted average discount rate used in estimating the net defined benefit pension plan obligation as of December 31, 2019, was 1.21%. The discount rate is estimated using indices including highly-rated bonds matching the duration of the liability.

Given the significance of the pension obligation and its sensitivity to a change in the weighted average discount rate, performing audit procedures to evaluate management’s selected discount rates for the individual pension plans, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the discount rates used. For example, we tested controls over management’s review of the appropriateness of the model used to develop the discount rates and the indices selected, the duration used, and its approval of the discount rate.

To determine the appropriateness of the discount rates used in estimating the net defined benefit pension plan obligation, we involved our actuarial specialists to assist us to perform our audit procedures. These procedures included, amongst others, evaluating management’s methodology used to develop the discount rates for consistency with prior periods. We assessed the appropriateness of the discount rates selected by management by benchmarking against discounts rates independently developed by our actuarial specialist. This included consideration of bond indices that reflect the duration of the benefit payments. We also compared the projected cash flows to the prior year projections and compared the current year benefits paid to the prior year projected cash flows.

Unrecognized Tax Benefits

Description of the Matter
As discussed in Note 18 to the consolidated financial statements, the Company had unrecognized tax benefits (including accrued interest) as of December 31, 2019 amounting to $35.3 million. The Company conducts its business globally and, as a result, is subject to audit by local taxing authorities for its various global subsidiaries and the resolution of such audits may span multiple years. Uncertainty in a tax position may arise because tax laws are complex and subject to varied interpretation. Accordingly, the ultimate outcome with respect to tax positions may differ from the amounts recognized. The Company uses significant judgment to determine whether, based on the technical merits, a tax position is more likely than not to be sustained.

Auditing management’s analysis of the Company’s unrecognized tax benefits and the related impact on the income tax expense and liability is challenging because the analysis is complex and involves significant management judgment and estimation, requiring a high degree of auditor judgment in evaluating the Company’s interpretation of, and compliance with, tax laws across its multiple subsidiaries. Each unrecognized tax benefit involves unique facts and circumstances and multiple potential outcomes that must be evaluated for multiple jurisdictions. There are many uncertainties around initial recognition including regulatory changes, litigation and examination activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to unrecognized tax benefits. For example, we tested controls over management’s identification of various unrecognized tax benefits, its assessment and interpretation of tax laws, its evaluation of which tax positions may not be sustained upon audit and projected outcome upon examination by the tax authorities.

Our audit procedures included, among others, evaluating the assumptions the Company used to determine its unrecognized tax benefits by jurisdiction. We tested the completeness and accuracy of the underlying data used by the Company to calculate its tax positions. We also assessed the historical accuracy of management’s estimates of its unrecognized tax benefits by comparing the estimates with the resolution of the related positions or upon completion of the audit by the income tax authorities. In addition, we involved our tax professionals to assist us to evaluate the Company’s interpretation and application of relevant tax laws and regulations in the Company’s various jurisdictions in determining their unrecognized tax benefits. We also evaluated management’s disclosures about its unrecognized tax benefits.

/s/ EY Bedrijfsrevisoren BV/Réviseurs d’Entreprises SRL

We have served as the Company’s auditor since 2007.

Diegem, Belgium
February 21, 2020

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Amounts in millions, except share and per share data)	2019	2018	2017
Sales	$3,421.4	$3,831.0	$3,304.2
Cost of sales	2,429.4	2,658.5	2,290.4
Gross profit	992.0	1,172.5	1,013.8
Costs and expenses:
Selling and administrative expenses	463.2	476.0	411.2
Research, development and engineering expenses	193.2	184.4	147.0
Other operating (income)/expense, net	(1.5)	(0.4)	20.6
Operating income	337.1	512.5	435.0
Equity income of unconsolidated joint ventures, net	2.0	1.0	23.1
Gain on remeasurement of equity investments	—	—	247.7
Other non-operating expense, net	(26.2)	(42.3)	(37.2)
Interest expense, net	(0.1)	(7.5)	(16.0)
Income before income taxes	312.8	463.7	652.6
Income tax expense	53.4	49.3	229.7
Net income including noncontrolling interests	259.4	414.4	422.9
Less: net income attributable to noncontrolling interests	13.6	20.3	16.8
Net income attributable to Company	$245.8	$394.1	$406.1
Net income attributable to Company per common share
Basic	$4.80	$7.46	$7.53
Diluted	$4.78	$7.43	$7.50
Cash dividends per share of common stock	$—	$—	$—
Weighted average common shares outstanding
Basic	51,242,913	52,846,962	53,903,938
Diluted	51,398,548	53,062,573	54,139,815
See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Net income including noncontrolling interests	$259.4	$414.4	$422.9
Other comprehensive (loss)/income:
Currency translation adjustments	(9.5)	(71.2)	154.2
Pensions and post-retirement benefit plan adjustments, net	(48.3)	5.0	(38.0)
Unrealized gains on hedges, net	—	0.8	0.2
Unrealized losses on investments, net	—	—	(0.1)
Total other comprehensive (loss)/income	$(57.8)	$(65.4)	$116.3
Comprehensive income	201.6	349.0	539.2
Less: Comprehensive income attributable to noncontrolling interests	12.1	14.4	20.3
Comprehensive income attributable to Company	$189.5	$334.6	$518.9

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
(Amounts in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$891.8	$503.8
Short-term investments	67.6	135.8
Accounts receivable, net	523.3	611.5
Inventories, net	292.9	319.1
Guaranteed notes receivable	35.0	44.1
Investments in repurchase agreements	—	85.8
Other current assets	103.7	96.8
Total current assets	1,914.3	1,796.9
Property, plant and equipment, net	593.0	553.6
Operating lease right-of-use assets	100.8	—
Goodwill	802.5	809.4
Deferred tax assets	275.0	236.7
Investments in unconsolidated joint ventures	11.5	10.4
Intangible assets, net	226.9	246.6
Other assets	113.1	85.0
TOTAL ASSETS	$4,037.1	$3,738.6
LIABILITIES AND EQUITY
Current liabilities:
Loans payable to banks	$—	$—
Accounts payable	185.0	232.5
Accrued payroll	108.3	111.2
Current portion of warranties	28.1	23.3
VAT payable	11.4	15.7
Accrued expenses	68.7	73.8
Promotion and customer incentives	24.8	26.6
Accrued income tax	24.1	28.2
Other accrued liabilities	121.1	84.7
Total current liabilities	571.5	596.0
Long-term debt	828.3	845.2
Operating lease liabilities	74.2	—
Pension and post-retirement benefits	821.8	716.0
Deferred tax liabilities	71.2	75.4
Long-term income tax liabilities	156.9	156.8
Other liabilities	77.1	84.0
Total liabilities	2,601.0	2,473.4
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,147,135 in 2019; 79,018,266 in 2018; and shares outstanding: 51,267,324 in 2019; 51,364,925 in 2018	0.8	0.8
Capital surplus	902.1	898.5
Treasury stock, at cost: 27,879,811 shares in 2019; 27,653,341 shares in 2018	(2,186.3)	(2,159.3)
Retained earnings	3,212.3	2,960.8
Accumulated other comprehensive loss	(588.7)	(524.0)
Total shareholders’ equity	1,340.2	1,176.8
Noncontrolling interests	95.9	88.4
Total equity	1,436.1	1,265.2
TOTAL LIABILITIES AND EQUITY	$4,037.1	$3,738.6

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Operating activities:
Net income including noncontrolling interests	$259.4	$414.4	$422.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95.1	95.8	84.8
Change in fair value of non-marketable equity securities	(2.2)	5.5	—
Amortization of intangibles	28.5	28.9	22.3
Equity in earnings of unconsolidated joint ventures, net of dividends received	0.3	(1.0)	0.8
Non-cash stock compensation	9.2	20.0	16.4
Non-cash interest expense and debt issuance cost amortization	9.9	15.4	23.1
Deferred income tax benefit	(19.4)	(23.6)	(48.2)
Pension and post-retirement benefit expense	64.7	62.2	57.5
Gain on remeasurement of equity investments	—	—	(247.7)
Foreign currency effects on changes in monetary assets/liabilities	0.3	(2.3)	(6.8)
Unrealized (gain)/loss on revaluation of foreign currency forward contracts	(0.4)	2.5	(1.7)
Loss on debt extinguishment	—	2.3	—
Other	1.7	2.8	0.6
Changes in assets and liabilities:
Accounts receivable, net	79.2	27.5	(64.3)
Inventories, net	21.2	(13.4)	(16.0)
Accounts payable	(43.2)	(23.8)	5.4
Other accrued liabilities and taxes	(8.6)	(66.8)	12.6
Other current and long-term assets	(27.8)	(40.5)	27.4
Other long-term liabilities	(4.1)	(11.5)	157.1
Pension and post-retirement benefit contributions	(23.9)	(25.9)	(24.7)
Net cash provided by operating activities	439.9	468.5	421.5
Investing activities:
Purchases of property, plant and equipment	(144.8)	(118.2)	(104.7)
Investments in capitalized software	(8.8)	(13.9)	(5.8)
Purchases of short-term investments and repurchase agreements	(746.5)	(687.2)	(535.2)
Sales and maturities of short-term investments and repurchase agreements	891.9	585.2	548.4
Cost of preferred stock investment	—	—	(10.0)
Return of investment in unconsolidated joint venture	—	—	1.8
Investment in unconsolidated joint ventures	(1.8)	(3.8)	—
Acquisitions of businesses, net	(0.4)	(8.6)	(382.7)
Net cash used by investing activities	(10.4)	(246.5)	(488.2)
Financing activities:
Borrowings of long-term debt	—	368.5	25.3
Repayments of long-term debt	—	(500.0)	(25.0)
Net borrowings/(repayments) of short-term debt	—	(385.4)	382.5
Settlement of forward contract	—	—	(0.3)
Taxes withheld and paid on employee stock award vestings	(5.0)	(5.1)	(4.9)
Purchases of treasury stock	(30.6)	(300.0)	(120.0)
Proceeds from noncontrolling interest shareholders, net	2.8	—	0.6
Dividends to noncontrolling interest holders	(7.4)	(5.7)	(7.1)
Proceeds from exercise of stock options	1.2	0.6	9.5
Net cash (used)/provided by financing activities	(39.0)	(827.1)	260.6
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(32.2)	85.1
Net increase/(decrease) in cash and cash equivalents	388.1	(637.3)	279.0
Cash and cash equivalents at beginning of period	504.2	1,141.5	862.5
Cash and cash equivalents at end of period	$892.3	$504.2	$1,141.5

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$9.2	$20.0	$20.0
Income taxes	89.1	109.0	64.1
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$2.4	$13.8	$1.8

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$891.8	$503.8	$1,141.5
Restricted cash, included in other assets	0.5	0.4	—
Cash, cash equivalents and restricted cash at end of period	$892.3	$504.2	$1,141.5

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in millions)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non Controlling Interests	Total
Balance at December 31, 2016	$0.8	$861.2	$(1,744.4)	$2,161.1	$(577.3)	$65.9	$767.3
Net income		—	—	406.1	—	16.8	422.9
Other comprehensive income	—	—	—	—	112.8	3.5	116.3
Treasury stock purchased	—	—	(120.0)	—	—	—	(120.0)
Stock options exercised	—	9.5	—	—	—	—	9.5
Treasury stock reissued	—	0.9	3.1	(4.0)	—	—	—
Stock-based compensation	—	11.6	—	—	—	—	11.6
Dividends paid	—	—	—	—	—	(7.1)	(7.1)
Proceeds from minority interest shareholders	—	—	—	—	—	0.6	0.6
Balance at December 31, 2017	$0.8	$883.2	$(1,861.3)	$2,563.2	$(464.5)	$79.7	$1,201.1
Adoption of ASU 2016–16	—	—	—	5.3	—	—	5.3
Net income	—	—	—	394.1	—	20.3	414.4
Other comprehensive loss	—	—	—	—	(59.5)	(5.9)	(65.4)
Treasury stock purchased	—	—	(300.0)	—	—	—	(300.0)
Stock options exercised	—	0.6	—	—	—	—	0.6
Treasury stock reissued	—	(0.2)	2.0	(1.8)	—	—	—
Stock-based compensation	—	14.9	—	—	—	—	14.9
Dividends paid	—	—	—	—	—	(5.7)	(5.7)
Balance at December 31, 2018	$0.8	$898.5	$(2,159.3)	$2,960.8	$(524.0)	$88.4	$1,265.2
Adoption of ASU 2018-02	—	—	—	8.4	(8.4)		—
Net income	—	—	—	245.8	—	13.6	259.4
Other comprehensive loss	—	—	—	—	(56.3)	(1.5)	(57.8)
Treasury stock purchased	—	—	(30.6)	—	—	—	(30.6)
Stock options exercised	—	0.3	—	—	—	—	0.3
Treasury stock reissued	—	—	3.6	(2.7)	—	—	0.9
Stock-based compensation	—	4.2	—	—	—	—	4.2
Dividends paid	—	—	—	—	—	(7.4)	(7.4)
Changes in ownership of noncontrolling interests	—	(0.9)	—	—	—	(1.1)	(2.0)
Proceeds from minority interest shareholders	—	—	—	—	—	3.9	3.9
Balance at December 31, 2019	$0.8	$902.1	$(2,186.3)	$3,212.3	$(588.7)	$95.9	$1,436.1

See Notes to the Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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

On March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. The European Commission and the United States Department of Justice cleared the Merger on January 23, 2020. In connection with the Department of Justice's review of the Merger, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. The consummation of the Merger remains subject to customary closing conditions and remaining regulatory approvals. The Company has incurred $18.0 million of Merger related costs for the year ended December 31, 2019 primarily for legal and financial advisory services that are included in selling, general and administrative expenses.

NOTE 2.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. The more significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, recoverability of long-lived assets, warranties, pension and post-retirement benefits, goodwill, income taxes, non-marketable equity investments and provisions for loss contingencies.

Principles of Consolidation and Presentation - All majority owned or controlled subsidiaries of WABCO are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation. WABCO investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as investments in unconsolidated joint ventures on the consolidated balance sheets. Certain amounts in the prior year's financial statement footnotes have been reclassified to conform with the current year presentation.

Reportable Segment - The Company announced a new organizational structure in the prior year managed by business region, whereby the Company was in the implementation phase of this new structure including defining its revised internal reporting to the chief operating decision maker. These changes to the Company's internal reporting have been suspended due to the Merger discussed in Note 1 and the financial reporting to the Company's chief operating decision maker remains unchanged from prior year. Based on the organizational structure of the Company, as well as the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations, the Company has concluded that WABCO has one reportable segment as of December 31, 2019.

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

Revenue Recognition - The Company adopted Accounting Standards Update (ASU) 2014–09 Revenue from Contracts with Customers, together with its amendments collectively referred to as ASC 606, as of January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of the date of adoption. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the accounting policy for revenue recognition prior to the adoption of ASC 606.

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
Certain serial production parts may require specific customization. The Company performs these customization services in order to obtain the LTSA. In some instances, the Company receives reimbursement for a portion of the pre-production cost incurred from the OEM. These reimbursements are not within the scope of ASC 606 and are accounted for under the guidance in ASC 340, Other Assets and Deferred Costs, and are offset against capitalized costs or research and development expenses depending on the terms of the contract. Revenue for serial production contracts requiring customization is recognized at a point in time as most customized serial production parts have an alternative use in that they may be sold in the aftermarket. Serial production contracts also generally do not provide for an enforceable right for full recovery under the LTSA that would be necessary for over-time revenue recognition. Revenue for serial production contracts is recognized when the control of the parts transfers to the customer based on the shipping terms. If any sales were to meet the over-time recognition criteria, the Company has elected to recognize revenue as it produces the specified units, using a “cost-to-cost” method, which is an appropriate method under ASC 606-10-50-18 to measure progress towards completion of the performance obligation to deliver the parts to the customer. The Company believes that this method better reflects its efforts to satisfy its performance obligation as the cost incurred (resources consumed, labor hours expended, time elapsed and machine hours used) is proportionate to its progress in satisfying the performance obligation.
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

Rebates and sales incentives - The Company records cooperative advertising allowances, rebates and other forms of sales incentives as a reduction of sales at the later of the date of the sale or the date the incentive is offered. For these costs, the Company recorded $44.3 million, $51.8 million and $48.6 million in 2019, 2018 and 2017, respectively, in the accompanying consolidated statements of operations.
Cash and Cash Equivalents - Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. Restricted cash balances are classified as either other current assets or other assets depending upon the nature of the restriction.

Marketable Investments - Investments in marketable securities may consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company classifies its marketable investments as either short-term or long-term based on the contractual maturity of each underlying instrument, its availability of use in current operations and the Company's holding intention. Prior to the adoption of ASU 2016–01, marketable securities were accounted for as available-for-sale securities with changes in market value included in other comprehensive income. Subsequent to the adoption of ASU 2016–01 effective January 1, 2018, the net unrealized change in the market value of investments in marketable securities is recorded in other non–operating expense, net in the consolidated statement of operations. As of December 31, 2019, the Company had marketable securities of $67.6 million classified as short-term investments and $2.8 million included in other assets on the consolidated balance sheets. As of December 31, 2018, the Company had marketable securities of $135.8 million classified as short-term investments and $2.8 million included in other assets on the consolidated balance sheets.

The Company monitors its marketable securities for indications of impairment and recognizes an impairment loss when it is determined the fair value is less than the carrying value. The Company did not recognize any impairment loss on its marketable securities during the years ended December 31, 2019, 2018 or 2017.

Accounts receivable, net - Accounts receivable are recorded at invoiced amounts less the allowance for doubtful accounts.The Company performs ongoing credit evaluations of its customers and records an allowance to reduce receivables to the amount reasonably expected to be collected. In determining the allowance for doubtful accounts WABCO analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness, availability of credit insurance and current economic trends. The allowance for doubtful accounts was $12.3 million and $10.7 million at December 31, 2019 and 2018, respectively.

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

The Company may receive customer notes in settlement of accounts receivable, primarily in the Asia Pacific region. The collection of such customer notes receivables are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Notes receivable held by the Company that are secured by bank guarantees are classified as guaranteed note receivable. The Company also accepts unsecured notes in settlement of accounts receivable from certain customers. Notes receivable may be held by the Company until maturity, transferred to suppliers to settle liabilities, or sold to third party financial institutions in exchange for cash.  As of December 31, 2019 and 2018, there was $35.0 million and $44.1 million of guaranteed notes receivable outstanding, respectively, and $2.1 million and $2.2 million of unguaranteed notes receivable outstanding, respectively. See Note 13 for additional information on guaranteed notes receivable.

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

Leases - The Company has operating leases for warehouses, corporate offices, cars, forklifts and certain equipment. On January 1, 2019, the Company adopted the accounting and transition guidance in ASC 842 for its operating leases resulting in the recognition of operating lease right-of-use (ROU) assets and lease liabilities on the effective date. The Company measures ROU assets throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Leases that include both lease and non-lease components are accounted for as a single lease component for each asset class.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the consolidated balance sheets and the related lease expenses are recognized in the consolidated statements of operations on a straight-line basis over the lease term and are recorded as operating expenses.

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases and income related to subleasing are immaterial to the consolidated financial statements. There were no lease transactions with related parties as of December 31, 2019.

Equity Method and Non-Marketable Investments - The Company uses the equity method of accounting for equity investments in instances where the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of operations. The carrying value of equity method investments of $11.5 million and $10.4 million at December 31, 2019 and 2018, respectively, is reported in the consolidated balance sheets as investments in unconsolidated joint ventures, and is adjusted for the Company's proportionate share of net earnings and losses, as well as dividends. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate a loss in value of the investment may be other than temporary. This evaluation considers the investee financial condition as well as investee historical and projected results of operations and cash flows. If the actual outcomes for an investee are significantly different from projections, the Company may impair its investment. See Note 19 for additional information on equity method investments.

The Company has elected the measurement alternative for its investments in equity securities without a readily determinable fair value. Under the measurement alternative, the Company measures its non-marketable investments at cost, less impairment and adjusted for observable price changes for identical or similar investments of the investee. At each reporting period the Company performs a qualitative assessment, considering impairment indicators, to evaluate whether its non–marketable investments are impaired. If the fair value of a non–marketable investment is less than its carrying value, an impairment loss is recognized in an amount equal to the difference between the fair value and the carrying value. See Note 22 for additional information on non–marketable investments.

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

Warranties - Products sold by WABCO are covered by a basic limited warranty with terms and conditions that vary depending upon the product and country in which it was sold. The limited warranty covers the equipment, parts and labor (in certain cases) necessary to satisfy the warranty obligation generally for a period of 2 years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on warranty claims experience and specific customer contracts. Warranty expenses include accruals for basic warranties for product sold, as well as accruals for product recalls, service campaigns and other related events when they are known and estimable, less costs recoverable from suppliers related to warranty claims. To the extent WABCO experiences changes in warranty claim activity or costs associated with servicing those claims, its warranty accrual is adjusted accordingly. Warranty accrual estimates are updated based upon the most current warranty claims information available. The Company's warranty costs net of recoveries as a percentage of sales totaled 1.0% in 2019, 0.8% in 2018 and 0.9% in 2017. See Note 17 for additional information on warranties.

Pension and Post-retirement Benefits - Pension and post-retirement pension benefits are provided for substantially all employees of WABCO, both in the United States and abroad through plans specific to each of WABCO's legal entities. Defined benefits pension plans are primarily concentrated in Germany, United Kingdom, Austria, Switzerland and Belgium. In the United States, certain employees receive post-retirement health care and life insurance benefits. The impact of Health Care Reform legislation in the United States is immaterial to the Company. All pension and post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. WABCO measures the defined benefit and post-retirement plan assets and obligations for purposes of determining their funded status as of the end of the Company's fiscal year, and recognizes changes in the funded status in comprehensive income in the year in which the changes occur. The costs of the benefits provided under these plans are included in the accompanying consolidated financial statements. See Note 15 for additional disclosures.

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

As of December 31, 2019 and 2018, the carrying amount of cash, accounts receivable, accounts payable and short-term borrowings approximated their fair-value due to their short-term nature. The carrying value of short-term investments, investment in repurchase agreements, derivative instruments and long-term debt was determined to approximate fair value based on observable Level 2 inputs. The fair value of short-term investments and investments in repurchase agreements are based on pricing sources for identical instruments in less active markets. The fair value of the guaranteed notes receivable is based on Level 2 inputs, including credit ratings and other criteria observable in the market. The fair value of derivative instruments is determined using model-based valuation techniques for which significant assumptions are observable in the market. The fair value of long-term debt is based upon observable Level 2 inputs regarding interest rates available to the Company at each reporting period.

Derivative Instruments and Hedging Activities - The Company enters into derivative instruments to manage its exposure to movements in currency exchange rates and recognizes derivative assets and liabilities at fair value on the consolidated balance sheets. The Company uses Euro–denominated debt and foreign currency contracts to partially hedge its net investment in Euro–denominated wholly–owned subsidiaries. Foreign currency gains and losses on Euro–denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment are included in accumulated other comprehensive income on the consolidated balance sheets. The change in fair value of foreign currency contracts that are not designated as hedging instruments are recorded to the same line item as the hedged item, as non–operating expense/income in the consolidated statements of operations. See Note 21 for additional information on derivative instruments.

Research, Development and Engineering Expenses - Research, development and engineering costs include research activities, product development and product engineering, and are expensed as incurred. Research, development and engineering costs were approximately $193.2 million in 2019, $184.4 million in 2018 and $147.0 million in 2017.

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

	Year Ended December 31,
	2019	2018	2017
Weighted average incremental shares included in diluted EPS	155,635	215,611	235,877
Shares excluded due to anti-dilutive effect on earnings per share	—	70	1,626

Comprehensive Income - Comprehensive income consists of net income, foreign currency translation adjustments (including translation on intercompany transactions of a long-term investment nature and net investment hedges), pension and post-retirement liability adjustments, unrecognized gains or losses on pensions and post-retirement benefit plans and unrecognized gains or losses on hedges, and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income.

Stock-Based Compensation - WABCO measures and recognizes in its consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors including stock options, RSUs, PSUs, DSUs and restricted stock grants based on their estimated fair value.

There were no stock options granted to employees during the years ended December 31, 2019, 2018 or 2017. RSUs granted to certain executives and employees and DSUs granted to non–management directors are time–based awards where the stock based compensation expense is measured based on the grant date fair value determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. Compensation expense for time-based RSU is amortized using graded vesting over the service period. The fair value of the PSUs is based on the grant date fair value of the number of awards expected to vest based on the Company's best estimate of the ultimate performance against respective targets.

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

NOTE 3.Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (ASC 718), to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the guidance as of January 1, 2019. There was no material impact on the consolidated financial statements resulting from the adoption of this guidance.

In February 2018, the FASB issued ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASC 220). The standard allows for certain stranded tax effects within accumulated other comprehensive income (AOCI), resulting from the U.S. Tax Cuts and Jobs Act, to be reclassified to retained earnings. ASU 2018-02 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2018–02 as of January 1, 2019. There was a one–time reclassification of $8.4 million from AOCI to retained earnings related to the remeasurement of deferred taxes recorded in other comprehensive income based on the newly enacted corporate tax rate. Refer to Note 18 for additional detail regarding the components of the reclassification.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities (ASC 815), which aims at improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. The Company adopted the provisions of ASU 2017–12 as of January 1, 2019. There was no material impact on the consolidated financial statements resulting from the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments, collectively known as Topic 842 Leases (ASC 842). ASC 842 requires recognition of operating leases as lease assets and liabilities on the balance sheet and also requires the disclosure of key information about leasing arrangements. The Company has elected to adopt Topic 842 by applying the modified transition method and has elected to use the effective date of January 1, 2019 as the initial date of application. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will continue to account for existing leases in accordance with previous accounting guidance throughout the entire lease term including periods after the effective date. The remeasurement or modification of a lease after the effective date requires application of the new guidance. The Company has also elected the practical expedient under ASU 2018-01 Land Easement and will apply previous judgments under previous guidance as to the recognition of land easements as a lease.

The adoption of ASC 842 resulted in the recognition of operating lease right-of-use (ROU) assets of $110.1 million and operating lease liabilities of $111.2 million on the effective date. The new guidance did not have a material impact on the consolidated statement of operations or statement of cash flow. The accounting for finance leases under ASC 842 remained substantially unchanged from previous accounting guidance and are not material. See Note 12 for the disclosures required by ASC 842 and accounting policy information for leases.

Pending Adoption of Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes (ASC740). This ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments - changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim period in fiscal 2021; however, early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In November 2019, the FASB issued ASU 2019-08 Compensation - Stock Compensation (ASC 718) and Revenue from Contracts with Customers (ASC 606). This ASU requires an entity measure and classify share-based payment awards granted to a customer by applying the guidance in ASC 718. The amount of the share-based payment award that is recorded as a reduction of the transaction price is required to be measured at the grant-date fair value in accordance with ASC 718. The amendments in this update are effective for the Company for annual and interim periods beginning in fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (ASC 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The ASU requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for the Company for annual and interim period in fiscal 2021. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (ASC 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU also requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance is effective the Company for annual and interim periods beginning in fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning in fiscal 2020 and will be applied to any annual or interim goodwill impairment assessment after that date. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments–Credit Losses (Topic 326) which replaces the incurred loss model with a current expected credit loss model (CECL) for financial assets measured at amortized cost. The Company adopted this guidance effective January 1, 2020 using a modified retrospective approach and is in the process of finalizing certain key assumptions related to its CECL model and methodologies. The adoption is expected to result in an immaterial decrease to the allowance for doubtful accounts that will be recorded as a one-time adjustment, net of tax, to retained earnings. The Company does not expect the application of CECL to have a material impact on any other financial asset held at amortized cost on the transition date. The estimated impacts related to the application of CECL may change as the Company completes its implementation with the ongoing impact of CECL dependent upon changes in economic conditions and forecasts.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Year Ended December 31,
(Amount in millions)	2019	2018	2017
OEM (1)	$2,524.1	$2,868.9	$2,511.8
Aftermarket	897.3	962.1	792.4
Total sales	$3,421.4	$3,831.0	$3,304.2

(1)	Sales until the third quarter of 2017 include sales to the Meritor WABCO joint venture, which was acquired in the fourth quarter of 2017 and consolidated from that date.

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Year Ended December 31,
(Amount in millions)	2019	2018	2017
United States	$785.1	$830.6	$579.6
Europe	1,656.1	1,872.6	1,705.3
Other (1)	980.2	1,127.8	1,019.3
Total sales	$3,421.4	$3,831.0	$3,304.2

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of December 31, 2019 and 2018.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amounts of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 and 2018 were not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 5.	Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss, net of taxes and noncontrolling interests, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Amount in millions)	2019	2018	2017
Foreign currency translation adjustments :
Balance at beginning of period	$(243.0)	$(177.6)	$(328.7)
Adoption of ASU 2018-02 (Note 3)	(7.1)	—	—
Comprehensive loss before reclassification, net	(7.8)	(65.4)	152.9
Remeasurement of equity investments	—	—	(1.8)
Balance at end of period (1)	(257.9)	(243.0)	(177.6)

Loss on intra-entity transactions :
Balance at beginning of period	(11.9)	(11.8)	(11.4)
Comprehensive (loss)/income before reclassification, net	(0.2)	(0.1)	(0.4)
Balance at end of period (2)	(12.1)	(11.9)	(11.8)

Unrealized gains on investments:
Balance at beginning of period	—	0.1	0.2
Adjustments for the period	—	(0.1)	(0.1)
Balance at end of period	—	—	0.1

Unrealized losses on hedges:
Balance at beginning of period	—	(0.8)	(1.0)
Comprehensive income before reclassification, net	—	—	0.2
Amounts reclassified to earnings, net	—	0.8	—
Balance at end of period	—	—	(0.8)

Pension and post-retirement plans:
Balance at beginning of period	(269.1)	(274.4)	(236.4)
Adoption of ASU 2018-02 (Note 3)	(1.3)	—	—
Comprehensive loss before reclassification, net	(66.5)	(12.2)	(56.2)
Amounts reclassified to earnings, net (3)	18.2	17.5	18.2
Balance at end of period	(318.7)	(269.1)	(274.4)

Accumulated other comprehensive loss at end of period	$(588.7)	$(524.0)	$(464.5)

(1)
Includes an accumulated loss of $9.0 million, net of taxes of $1.0 million as of December 31, 2019 and an accumulated loss of $10.8 million, net of taxes of $10.7 million, as of December 31, 2018 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment. This includes the one-time adjustment of currency translation related to the adoption of ASU 2018-02 of $7.1 million disclosed above.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension expenses within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $7.2 million, $7.0 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 15 for further discussion.

NOTE 6.	Streamlining

The Company accounts for employee-related streamlining charges as either a one-time benefit arrangement or an ongoing benefit arrangement as appropriate under the applicable accounting guidance. From time to time the Company also has streamlining charges that are not related to employees, such as facility exit costs. Based on the Company’s efforts to maintain our global footprint, the Company has periodically entered into streamlining programs as deemed necessary which may include workforce reductions, site closures and rotation of manufacturing footprint to low cost regions.

The following is a summary of changes in the Company’s streamlining program liabilities for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Amounts in millions)	2019	2018
Balance at beginning of period	$26.4	$43.7
Charges	27.7	14.0
Payments	(21.0)	(30.3)
Foreign exchange effects	(0.3)	(1.0)
Balance at end of period	$32.8	$26.4
Current liabilities, included in other accrued liabilities	$14.7	$14.8
Non-current liabilities, included in other liabilities	$18.1	$11.6

A summary of the streamlining costs is as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Employee-related charges – cost of sales	$19.6	$3.2	$7.1
Employee-related charges – selling and administrative	8.1	7.5	4.5
Other streamlining charges	—	3.3	0.4
Total streamlining costs	$27.7	$14.0	$12.0

Streamlining costs for the years ended December 31, 2019, 2018 and 2017 include charges related to headcount reductions, site closures and footprint relocations including the move of the Company's corporate headquarters and the transfer of certain product lines and business processes to best cost countries including India and Poland. In 2019, due to prevailing market conditions, the streamlining costs were primarily around workforce reduction due to reduced demand globally in addition to continued cost optimization.

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Headcount reduction	$26.5	$8.7	$5.9
Site closures and footprint relocation	1.2	5.3	6.1
Total streamlining costs	$27.7	$14.0	$12.0

NOTE 7.	Capital Stock

The following is a summary of common stock issued, treasury stock and common stock outstanding for the years ending December 31, 2019, 2018 and 2017.

	Number of Shares of Common Stock
	Issued	Treasury Stock	Outstanding
Balance, December 31, 2016	78,701,273	(24,209,355)	54,491,918
Shares issued upon exercise of stock options	161,687	28,840	190,527
Shares issued upon vesting of RSUs	44,419	3,998	48,417
Shares issued upon vesting of PSUs	24,525	7,175	31,700
Shares issued for DSUs	5,924	—	5,924
Shares purchased for treasury	—	(1,033,000)	(1,033,000)
Balance, December 31, 2017	78,937,828	(25,202,342)	53,735,486
Shares issued upon exercise of stock options	14,964	12,999	27,963
Shares issued upon vesting of RSUs	36,126	8,447	44,573
Shares issued upon vesting of PSUs	21,515	6,009	27,524
Shares issued for DSUs	7,833	—	7,833
Shares purchased for treasury	—	(2,478,454)	(2,478,454)
Balance, December 31, 2018	79,018,266	(27,653,341)	51,364,925
Shares issued upon exercise of stock options	13,304	27,481	40,785
Shares issued upon vesting of RSUs	43,007	6,226	49,233
Shares issued for deferred compensation	9,730	—	9,730
Shares issued upon vesting of PSUs	56,521	11,823	68,344
Shares issued for DSUs	6,307	—	6,307
Shares purchased for treasury	—	(272,000)	(272,000)
Balance, December 31, 2019	79,147,135	(27,879,811)	51,267,324

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued a total of 156,361 shares from treasury stock related to certain employee vestings under its equity incentive program.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million from January 1, 2019 through December 31, 2020. During the year ended December 31, 2019, the Company repurchased 272,000 shares for $30.6 million. As of December 31, 2019, the Company had $569.4 million of availability remaining under this repurchase authorization. The Company suspended its share repurchase program due to the pending Merger.

NOTE 8.	Stock-Based Compensation

The Company's Certificate of Incorporation authorizes the Company to issue up to 400,000,000 shares of common stock, par value $0.01 per share and 4,000,000 shares of preferred stock, par value $0.01 per share.

The Company paid no dividends on its common stock in 2019, 2018 and 2017.

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

As of December 31, 2019, a total of 332,470 stock options, RSUs, PSUs and DSUs were outstanding and there were 2,692,070 shares remaining available for grant under the 2009 Restated Omnibus Plan.

The PSUs granted as part of the Company's equity incentive awards vest at levels ranging from none to 200% of the number of granted PSUs depending upon the achievement of three-year cumulative earnings per share goals as approved by the Compensation, Nominating and Governance Committee of the Board of Directors. The Company assesses the expected achievement levels at the end of each reporting period. As of December 31, 2019, the Company has accrued for compensation expense on the PSUs based on the expected achievement levels for the outstanding awards.

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

Total stock-based compensation cost recognized in selling and administrative expenses during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Stock-based compensation	$9.2	$20.0	$16.4

The following tables summarize the stock options, RSUs, PSUs and DSUs activity for each of the periods presented:

	Underlying Shares			Weighted - Average Exercise Price
	WABCO employees	Trane employees	Total
Options Outstanding December 31, 2016	246,566	40,965	287,531	$45.07
Options Granted	—	—	—	$—
Options Exercised	(152,419)	(40,882)	(193,301)	$50.90
Options Forfeited	(394)	(83)	(477)	$44.15
Options Outstanding December 31, 2017	93,753	—	93,753	$33.04
Options Granted	—	—	—	$—
Options Exercised	(29,081)	—	(29,081)	$25.50
Options Forfeited	(1,080)	—	(1,080)	$58.85
Options Outstanding December 31, 2018	63,592	—	63,592	$36.05
Options Granted	—	—	—	$—
Options Exercised	(44,863)	—	(44,863)	$27.94
Options Forfeited	—	—	—	$—
Options Outstanding December 31, 2019	18,729	—	18,729	$55.49

Exercisable at December 31, 2019	18,729	—	18,729	$55.49

	Underlying Shares	Weighted - Average Grant Date Fair Value
RSUs Outstanding December 31, 2016	160,310	$101.27
RSUs Granted	81,116	$118.72
RSUs Vested	(75,887)	$102.67
RSUs Forfeited	(13,358)	$106.32
RSUs Outstanding December 31, 2017	152,181	$109.43
RSUs Granted	68,908	$137.04
RSUs Vested	(66,979)	$107.40
RSUs Forfeited	(7,892)	$120.99
RSUs Outstanding December 31, 2018	146,218	$122.74
RSUs Granted	67,224	$117.54
RSUs Vested	(67,522)	$112.23
RSUs Forfeited	(17,003)	$118.71
RSUs Outstanding December 31, 2019	128,917	$126.07

	Underlying Shares	Weighted - Average Grant Date Fair Value
PSUs Outstanding December 31, 2016	175,690	$101.31
PSUs Granted	72,163	$115.85
PSUs Vested	(48,357)	$103.41
PSUs Forfeited	(25,589)	$103.14
PSUs Outstanding December 31, 2017	173,907	$106.48
PSUs Granted	57,110	$139.93
PSUs Vested	(41,436)	$115.88
PSUs Forfeited	(9,766)	$110.74
PSUs Outstanding December 31, 2018	179,815	$114.70
PSUs Granted	95,496	$109.76
PSUs Vested	(92,339)	$91.35
PSUs Forfeited	(16,301)	$111.76
PSUs Outstanding December 31, 2019	166,671	$123.91

	Underlying Shares	Weighted - Average Grant Date Fair Value
DSUs Outstanding December 31, 2016	17,083	$95.93
DSUs Granted	7,752	$118.75
DSUs Issued	(5,924)	$105.51
DSUs Outstanding December 31, 2017	18,911	$102.28
DSUs Granted	7,208	$127.77
DSUs Issued	(7,833)	$109.85
DSUs Outstanding December 31, 2018	18,286	$109.09
DSUs Granted	6,174	$130.50
DSUs Issued	(6,307)	$127.77
DSUs Outstanding December 31, 2019	18,153	$109.88

The table below shows the vesting schedule of the RSUs granted for each of the periods presented:

	Vesting Schedule
	Equal installments over 3 years	After 3 years	Total
RSUs granted in 2017	69,253	11,863	81,116
RSUs granted in 2018	65,190	3,718	68,908
RSUs granted in 2019	67,224	—	67,224

As discussed above, the PSUs granted in each of the years ended December 31, 2019, 2018 and 2017 vest, if at all, and at levels depending upon, the achievement of certain three-year cumulative earnings per share goals. To the extent that the PSUs vest at a level greater (or lesser) than 100% as a result of the final performance achievement, the Company considers the increment (or reduction) in shares vested as additional grants (or forfeitures) in the year of vesting.

The DSUs granted in each of the years ended December 31, 2019, 2018 and 2017 vest immediately upon grant.

As of December 31, 2019, all outstanding stock option awards were fully vested and had a total aggregate intrinsic value of $1.5 million. Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company's common stock on December 31, 2019, multiplied by the number of shares per each option.

The total intrinsic value of options exercised was $4.3 million, $3.1 million and $13.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total fair value of shares vested was $19.7 million, $15.9 million and $15.1 million for the years ended December 31, 2019, 2018 and 2017 respectively. Unrecognized compensation cost for the 295,588 of unvested RSUs and PSUs as of December 31, 2019 is $20.2 million, to be recognized over a weighted average period of 2.2 years.

The contractual life of all options is 10.0 years. The weighted average remaining contractual life of options outstanding as of December 31, 2019 was 1.4 years. The tax benefit from stock options exercised was immaterial for the years ended December 31, 2019, 2018 and 2017.

NOTE 9.	Other Operating and Non-Operating (Income) / Expense, Net

The components of other operating and non-operating (income) / expense, net, are as follow:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Other operating (income)/expense, net
Indemnification costs	$—	$0.7	$16.1
Bank charges	1.2	1.3	1.1
Miscellaneous taxes	4.8	5.0	6.1
Release of contingent consideration	—	(3.1)	—
Government subsidy	(2.6)	(2.8)	(1.6)
Environmental reserve reduction	(3.8)	—	—
Other income, net	(1.1)	(1.5)	(1.1)
	$(1.5)	$(0.4)	$20.6

Other non-operating expense/(income), net
Pension and post-retirement benefit costs	$37.5	$36.1	$36.0
Guaranteed notes receivable discount fees	1.7	2.2	2.3
Foreign exchange gains, net	(4.2)	(1.8)	(1.2)
Change in fair value of non-marketable equity securities	(2.2)	5.5	—
Loss on debt extinguishment	—	2.6	—
Gains on marketable investments	(6.1)	(2.6)	—
Other (income)/expense, net	(0.5)	0.3	0.1
	$26.2	$42.3	$37.2

NOTE 10. Inventories, Net

The components of inventories are as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018
Finished products	$153.9	$185.2
Products in process	11.9	15.3
Raw materials	143.1	137.1
Inventories, gross	308.9	337.6
Less: inventory reserve	16.0	18.5
Inventories, net	$292.9	$319.1

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties. For inventories valued using the LIFO method, the current replacement cost approximated the LIFO carrying cost for 2019 and 2018. Reserves for LIFO amounted to $0.5 million and $1.3 million for the years ended December 31, 2019 and 2018.

Inventory reserves amounted to $16.0 million and $18.5 million as of December 31, 2019 and 2018, respectively. The decrease in the reserve balance for 2019 was primarily attributable to reduced inventory levels and foreign exchange impacts ($1.5 million and $0.3 million, respectively), while the decrease in the reserve balance for 2018 was mainly driven by foreign exchange impacts ($0.8 million).

NOTE 11. Property, Plant and Equipment, Net

The components of property, plant and equipment, at cost, are as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018
Land	$29.1	$26.8
Buildings	215.9	222.9
Machinery and equipment	1,125.8	1,088.4
Improvements in progress	35.1	38.7
Gross property, plant and equipment	1,405.9	1,376.8
Less: accumulated depreciation	812.9	823.2
Property, plant and equipment, net	$593.0	$553.6

Depreciation expense for the year ended December 31, 2019 was $95.1 million. Depreciation expense, including expense related to assets under capital leases, for the years ended December 31, 2018 and 2017 was $95.8 million and $84.8 million, respectively.

Property, plant and equipment, net includes tooling investments of $90.6 million and $80.0 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 12. Leases

The operating lease expense for the year ended December 31, 2019 was $31.9 million. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases is as follows:

Year Ended December 31,
(Amounts in millions)	2019
Operating Lease Expense
Cash paid for amounts included in the measurement of lease liabilities	$31.2
ROU assets obtained in exchange for new lease liabilities	$20.1

Weighted-average remaining lease term (in years)	6.2
Weighted-average discount rate	1.4%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

(Amounts in millions)
2020	$29.4
2021	19.9
2022	15.6
2023	11.9
2024	6.1
Thereafter	25.2
Total lease payments	108.1
Less: imputed interest	5.8
Total	$102.3

Amounts recognized in the consolidated balance sheet:
Current liabilities, included in other accrued liabilities	$28.1
Long-term liabilities, as operating lease liabilities	$74.2

NOTE 13. Guaranteed Notes Receivable

The Company's receivables available for financing include sales to reputable state owned and public enterprises in China that are settled through bankers acceptance drafts which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the original trade debtor. These guaranteed notes are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the years ended December 31, 2019, 2018 and 2017 was $236.3 million, $281.6 million and $261.8 million, respectively. Expenses related to discounting these notes amounted to $1.7 million, $2.2 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in other non-operating expense, net. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $35.0 million and $44.1 million as of December 31, 2019 and 2018, respectively.

The Company monitors the credit quality of both the drawers of the draft and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. Since the Company has not experienced any historical losses nor is the Company expecting future credit losses based on a review of the various credit quality indicators described above, we have not established a loss provision against these receivables as of December 31, 2019 or 2018.

NOTE 14. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(Amounts in millions)	2019	2018
Balance of goodwill, beginning of year	$809.4	$834.7
Acquisitions	—	(3.2)
Foreign exchange translation	(6.9)	(22.1)
Balance of goodwill, end of year	$802.5	$809.4

Intangible assets for the years ended December 31, 2019 and 2018 are as follow:

	Year ended December 31,
	2019			2018
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Net Book Value	Gross carrying amount	Accumulated amortization	Net Book Value
Capitalized software	$125.7	$(100.3)	$25.4	$120.5	$(92.0)	$28.5
Customer relationships	161.8	(49.2)	112.6	161.9	(38.0)	123.9
Trade names	81.1	(6.9)	74.2	81.2	(4.8)	76.4
Other intangible assets	55.8	(41.1)	14.7	58.7	(40.9)	17.8
Intangible assets, net	$424.4	$(197.5)	$226.9	$422.3	$(175.7)	$246.6

Amortization expense for intangible assets was $28.5 million, $28.9 million and $22.3 million for the years ended December 31, 2019, 2018 and 2017. The Company expects to incur between $23.0 million and $26.0 million of amortization expense for each of the next five fiscal years excluding any amortization that may arise from future acquisitions.

NOTE 15. Pension and Post-retirement Benefits

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

Benefits under defined benefit pension plans on a worldwide basis are generally based on years of service and either employee compensation during the last years of employment or negotiated benefit levels. WABCO recognizes in its consolidated balance sheets an asset for a defined benefit post-retirement plan's overfunded status or a liability for a plan's underfunded status. The long-term liability of $821.8 million on the consolidated balance sheet as of December 31, 2019 is primarily due to the underfunded plan in Germany, where the majority of the Company's prior and current employees are based.

The following table provides a reconciliation of the changes in pension and retirement health and life insurance benefit obligations and fair value of assets for the years ending December 31, 2019 and 2018, and a statement of the funded status as of December 31, 2019 and 2018.

	Year Ended December 31,
	2019		2018
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of benefit obligation:
Obligation at beginning of year	$11.8	$889.6	$12.4	$889.7
Service cost	0.7	26.5	0.8	25.3
Interest cost	0.5	16.4	0.5	16.4
Participant contributions	—	0.3	—	0.4
Settlements	—	(3.2)	—	—
Actuarial (gain)/loss (1)	(7.7)	112.2	(0.7)	24.4
Plan amendments (2)	—	—	—	3.6
Benefit payments	(0.8)	(27.8)	(1.1)	(28.6)
Foreign exchange effects	—	(9.4)	(0.1)	(40.1)
Other	(0.1)	1.7	—	(1.5)
Obligation at end of year	$4.4	$1,006.3	$11.8	$889.6

(1)
For the year ended December 31, 2019, the actuarial gains for health and life insurance benefits were primarily due to a decrease in the number of eligible plan participants, while the actuarial losses for pension benefits were primarily due to decreases in discount rates across all pension plans.

(2)	Plan amendments relate to the UK court ruling in 2018 relating to the Guaranteed Minimum Pension (GMP) equalization.

	Year Ended December 31,
	2019		2018
(Amounts in millions)	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$164.7	$—	$180.4
Actual gain/(loss) on assets	—	7.4	—	(2.2)
Employer contributions	0.8	23.1	1.1	24.8
Participant contributions	—	0.3	—	0.4
Settlements	—	(3.1)	$—	$—
Benefit payments	(0.8)	(27.8)	(1.1)	(28.4)
Foreign exchange effects	—	4.4	—	(8.6)
Other	—	—	—	(1.7)
Fair value of plan assets at end of year	$—	$169.0	$—	$164.7
Funded status at December 31	$(4.4)	$(837.3)	$(11.8)	$(724.9)

Amounts recognized in the balance sheet:
Noncurrent assets (included in other assets)	$—	$—	$—	$—
Current liabilities (included in accrued payroll)	(0.5)	(19.4)	(0.9)	(19.5)
Noncurrent liabilities	(3.9)	(817.9)	(10.9)	(705.4)
Net amounts recognized in balance sheet:	$(4.4)	$(837.3)	$(11.8)	$(724.9)

Cumulative amounts recognized in other comprehensive income consist of:
Prior service cost	$—	$4.0	$—	$4.4
Net actuarial loss	0.1	450.8	8.3	369.4
Total (before tax effects)	$0.1	$454.8	$8.3	$373.8

 $30.6 million of the amount in other comprehensive income as of December 31, 2019 is expected to be recognized as pension and post-retirement costs in 2020.

The following table provides a summary of pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets as of December 31:

	Year Ended December 31,
(Amounts in millions)	2019	2018
For plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$949.3	$826.1
Fair value of plan assets	111.9	101.3
For plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$720.2	$635.2
Fair value of plan assets	35.0	35.6

Total pension and post-retirement costs are shown below:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Foreign pensions	$62.9	$60.4	$55.8
Health & Life insurance benefits	1.8	1.8	1.7
Total pension and post-retirement benefit costs	$64.7	$62.2	$57.5

The components of pension and post-retirement costs are broken out in the tables below:

Pension Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Service cost - benefits earned during period	$26.5	$25.3	$20.8
Interest cost on projected benefit obligation	16.4	16.4	14.5
Less: assumed return on plan assets	(4.8)	(5.4)	(5.2)
Amortization of prior service cost	0.5	0.1	0.1
Amortization of net loss	23.7	24.7	26.1
Settlement	0.6	—	—
Gain on curtailment	—	(0.7)	(0.5)
Pension benefit costs	$62.9	$60.4	$55.8

Other Post-Retirement Benefit Costs

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Service cost - benefits earned during period	$0.7	$0.8	$0.7
Interest cost on projected benefit obligation	0.5	0.5	0.5
Amortization of net loss	0.6	0.5	0.5
Other post-retirement benefit costs	$1.8	$1.8	$1.7

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

Major assumptions used in determining the benefit obligation and net cost for post-retirement plans are presented below as weighted averages:

Benefit Obligation at December 31	2019 Health & Life Ins. Benefits	2019 Foreign Pension Plans	2018 Health & Life Ins. Benefits	2018 Foreign Pension Plans
Discount rate	2.95%	1.21%	4.30%	1.90%
Salary growth	N/A	3.66%	N/A	3.71%
Net Periodic Pension Cost for the year
Discount rate	4.30%	1.90%	3.55%	1.87%
Salary growth	N/A	3.71%	N/A	2.85%
Expected return on plan assets	N/A	2.93%	N/A	2.40%

The discount rate assumption in this chart changed from 2018 to 2019, resulting in a change in the pension benefit obligation. In the chart above that reconciles the change in benefit obligations for the year, the impact of the discount rate change is included in the actuarial loss/(gain) line item. The discount rate noted for foreign pension plans is a weighted average rate based on each of the applicable country's discount rate.

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

Asset Allocation	2019	2018	2019 Target	2018 Target
Debt securities (issued by non-U.S. government agencies)	6%	6%	16%	12%
Mutual funds	37%	32%	23%	27%
Insurance contracts	41%	47%	46%	47%
Investments in collective foundations	15%	14%	15%	14%
Cash	1%	1%	—%	—%

All assets are measured at the current fair value. The fair value of the Company's plan assets as of December 31, 2019 and 2018, for each class of assets, is as follows:

	December 31, 2019	Fair Value Hierarchy
(Amounts in millions)		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$10.5	10.5	$—	$—
Mutual funds	62.9	—	62.9	—
Insurance contracts	69.9	—	—	69.9
Investments in collective foundations	24.7	—	—	24.7
Cash	1.0	1.0	—	—
Total plan assets	$169.0	$11.5	$62.9	$94.6

	December 31, 2018	Fair Value Hierarchy
(Amounts in millions)		Level 1	Level 2	Level 3
Debt securities (issued by non-U.S. government agencies)	$8.9	8.9	$—	$—
Mutual funds	53.4	—	53.4	—
Insurance contracts	77.3	—	—	77.3
Investments in collective foundations	23.8	—	—	23.8
Cash	1.3	1.3	—	—
Total plan assets	$164.7	$10.2	$53.4	$101.1

The reconciliation of the fair value of the plan assets measured using significant unobservable (Level 3) inputs for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018
Beginning balance	$101.1	$111.5
Actual loss on assets	(1.6)	(0.4)
Contributions to assets	3.5	3.4
Benefit payments from assets	(7.8)	(7.4)
Transfers	(2.9)	(1.2)
Foreign exchange effects	2.3	(4.8)
Ending balance	$94.6	$101.1

WABCO makes contributions to funded pension plans that at a minimum, meet all statutory funding requirements. Contributions, including payment of benefits incurred by unfunded plans and health and life insurance benefits, totaled $23.9 million in 2019 compared to $25.9 million in 2018. Contributions in 2020 are expected to be in line with the contributions made during 2019.

Expected future benefit payments from our pension and retirement health and life insurance benefit plans are shown in the table below:

(Amounts in millions)	2020	2021	2022	2023	2024	2025-2029
Domestic plans without subsidy	$0.5	$0.5	$0.5	$0.4	$0.4	$1.4
Foreign pension plans	27.2	27.7	27.8	28.9	29.9	154.8

The weighted average annual assumed rate of increase in the health care cost trend rate was 6.8% for 2018, 6.5% for 2019 and is assumed to reach 6.5% in 2020 and then gradually decline to 4.75% by 2027. The health care cost trend rate assumption has the following effect:

(Amounts in millions)	1% Increase	1% Decrease
Effect on the health care component of accumulated post-retirement obligation	$0.3	$(0.3)
Effect on total of service and interest cost components of net periodic post-retirement health care benefit costs	N/A	N/A

NOTE 16. Debt

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
	€300.0

The Company paid approximately €1.1 million of debt issuance costs in connection with the Schuldschein Loans, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest under the fixed rate tranches is paid annually on March 31 of each year, commencing March 31, 2019. Interest under the floating rate tranches are paid semi-annually on March 31 and September 30 of each year, and commenced on September 30, 2018.

As of December 31, 2019, the outstanding debt balance net of unamortized debt issuance costs was €299.4 million ($335.8 million at December 31, 2019 exchange rates). The proceeds from the Schuldschein Loans were used for the recapitalization of affiliated entities. The remaining proceeds will be utilized to meet general financing requirements.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of December 31, 2019.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440.0 million of senior unsecured notes (collectively, the Senior EUR Notes).

(Amounts in EUR millions)	Face value	Coupon	Maturity Date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced July 1, 2017. As of December 31, 2019, the outstanding debt balance, net of unamortized debt issuance costs, was €439.1 million ($492.5 million at December 31, 2019 exchange rates). This debt balance included a revaluation loss of $15.7 million, net of taxes of $6.0 million, related to these notes that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 21 for further discussion.

The proceeds from the Senior EUR Notes were utilized to repay outstanding balances on our revolving credit facilities, fund our share repurchase program prior to announcement of the Merger, finance acquisitions and meet general financing requirements.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. We were in compliance with all of the covenants as of December 31, 2019.

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

Revolving Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million to $600 million (the 2018 Facility), with an option to increase up to an additional $250.0 million. The 2018 Facility also extended the scheduled maturity date of our revolving credit facility to June 28, 2023, subject to two one–year extension options of which the first one was exercised on May 28, 2019 and extended the maturity date to June 28, 2024.

As of December 31, 2019 and 2018, there were no outstanding borrowings on the revolving credit facility and the incremental ability to borrow was $600.0 million.

Under the 2018 Facility, the Company may borrow, on a revolving basis, outstanding loans in an aggregate principal amount at any one time not in excess of $600 million. The proceeds from borrowings under the 2018 Facility will be made available to fund the share repurchase program, finance acquisitions, provide working capital and for other general corporate purposes. Up to $50 million under the 2018 Facility may be used for issuing letters of credit, which was fully unused as of December 31, 2019, and up to $50 million is available in the form of swing line loans, all $50 million of which was available for use as of December 31, 2019.

Interest on loans under the 2018 Facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20% of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of December 31, 2019.

Other Debt

As of December 31, 2019, the Company's various subsidiaries had no outstanding borrowings from banks. This is in comparison to $0.5 million as of December 31, 2018, all of which was classified as long-term debt.

The following table summarizes maturities of long-term debt outstanding as of December 31, 2019.

(Amounts in millions)
2020	$—
2021	67.3
2022	134.6
2023	347.7
2024	—
Thereafter	280.3
Less: unamortized debt issuance fees	(1.6)
Total long-term debt	$828.3

NOTE 17. Warranties, Guarantees, Commitments and Contingencies

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

The following is a summary of changes in the Company’s product warranty liability for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Balance of warranty costs accrued, beginning of period	$43.7	$50.9	$49.3
Warranty costs accrued	35.3	31.3	32.5
Warranty claims settled	(29.7)	(36.4)	(36.0)
Foreign exchange translation effects	(0.7)	(2.1)	5.1
Balance of warranty costs accrued, end of period	$48.6	$43.7	$50.9
Current liability, included in current portion of warranties	28.1	23.3	29.5
Long-term liability, included in other liabilities	20.5	20.4	21.4

Warranty costs accrued	35.3	31.3	32.5
Less: received and anticipated recoveries from suppliers	(0.8)	(0.5)	(2.0)
Warranty costs net of received and anticipated recoveries	$34.5	$30.8	$30.5

Guarantees and Commitments

The Company has uncollateralized bank guarantees totaling $27.9 million of which $17.0 million is related to statutorily-required guarantees for tax and other litigation, $3.0 million is related to letters of credit, and $7.9 million is related to other individually immaterial items.

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

Right of Recourse

As discussed in Note 13, the Company may receive guaranteed notes receivable in the form of bankers acceptance drafts from its customers in China as payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date against the original debtor. As of December 31, 2019 and 2018, the Company had approximately $15.8 million and $28.2 million, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.9 million including interest ($9.7 million based on December 31, 2019 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of December 31, 2019.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of December 31, 2019 was $15.9 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 18. Income Taxes

Income before income taxes and the applicable provision for income taxes were:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Income before income taxes:
Domestic	$46.1	$36.2	$227.3
Foreign	266.7	427.5	425.3
	312.8	463.7	652.6
Provision/(benefit) for income taxes:
Current:
Domestic	4.3	1.5	(9.8)
Domestic Transition Tax	—	5.9	196.4
Foreign	68.5	65.5	91.3
	72.8	72.9	277.9
Deferred:
Domestic	2.9	4.6	(30.0)
Foreign	(22.3)	(28.2)	(18.2)
	(19.4)	(23.6)	(48.2)

Total provision	$53.4	$49.3	$229.7

Our effective tax rate (ETR) of 17.1% for the year ended December 31, 2019 included the following non-recurring items which resulted in our ETR being significantly lower than our statutory rate of 21%:

•	During 2019, we recorded a $6.5 million income tax benefit as a result of a change in the permanent reinvestment assertion for WABCO INDIA, reducing the ETR by 2.1%;

•
During 2019, the Company reorganized and eliminated its hybrid financing structure in response to draft Dutch tax legislation. This restructuring resulted in a net $5.0 million income tax benefit as a result of recognizing a tax amortizable step-up in the fair market value of intercompany loans, reducing the ETR by 1.6%.

In addition, during 2019, our ETR continues to benefit from the availability of various tax incentives and programs in foreign jurisdictions including the Belgium Patent Income Deduction (PID) and the China High & New Technology Enterprise (HNTE). We recorded a current year tax benefit of $21.5 million, reducing the ETR by 6.9% for the Belgium PID, which is due to expire in June 2021.

Belgium Excess Profit Ruling

The Belgian Tax Code contained provisions to reduce the taxable base of companies, through rulings granted by the Belgian Government under the excess profit ruling (EPR) program. WABCO qualified for the EPR program in 2012. On January 11, 2016, the European Commission ruled that the EPR program permitted under Belgian law is illegal and incompatible with European State Aid law (hereinafter referred to as the Decision). As a result, the European Commission required Belgium to stop applying the EPR program and to recover all past tax benefits received by applicable companies under the program (i.e. a clawback). The Company recorded an income tax provision of $69.3 million during 2016 with respect to the clawback of all the tax benefits obtained under the EPR program for tax years 2012 to 2014. This income tax provision did not have any cash impact because the Company had net operating losses (NOLs) available to deduct against the incremental taxable profit. The Company together with the Belgian State and a number of other impacted Belgian taxpayers appealed the Decision before the General Court of the European Union (the General Court). As a result of the Decision, the Company previously sought and obtained an alternative tax relief for 2015 and future years under the Belgium PID program and requested approval to apply the PID for years 2013-14.

In the fourth quarter of 2018, we received confirmation from the Belgian Tax authorities that our request for PID benefits, applicable for years 2013-14, was approved by the Recovery Team of the European Commission and as a result we recorded a tax benefit of $33.3 million. The remaining unrecognized tax benefit related to the EPR program is $30.1 million and includes cumulative translation adjustments of $2.4 million and a cumulative decrease of $8.3 million for revaluation resulting from 2017 Belgium tax reform.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. At December 31, 2019, the Company maintained a tax reserve of $30.1 million pending further European Court developments regarding European Union State Aid cases.
The Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes a reduction in the corporate tax rate to 21%, from 35%, implementing a territorial tax system, a one-time transition tax on unrepatriated earnings of foreign subsidiaries at reduced tax rates regardless of whether the earnings are repatriated and the modification or repeal of many business deductions and credits. The reduction in corporate tax rate from 35% to 21% significantly impacts the reconciliation of effective income tax rate as most foreign jurisdictions in which we have significant operations have a statutory tax rate higher than 21% but less than 35%. At December 31, 2019, the remaining transition tax payable is $157.7 million of which $4.0 million and $153.7 million is classified as short-term and long-term, respectively

While the Tax Act provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (GILTI) provision. The Company elected to account for GILTI tax in the period in which it is incurred. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on foreign subsidiary's tangible assets. The GILTI tax expense is primarily caused by a U.S. foreign tax credit limitation which requires an allocation of interest expense to the GILTI income, effectively rendering the allocated interest expense non-deductible. The GILTI provision does not have a material impact on income tax expense for 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

Belgium Tax Reform

 On December 25, 2017, Belgium enacted tax legislation including a reduction in the corporate tax rate, decreasing from 33.99% to 29.58% in 2018 and then to 25.00% beginning in 2020. During 2019, 2018 and 2017, the Company recognized income tax expense of $1.7 million, $5.2 million, and $13.8 million, respectively, related to the remeasurement of our net deferred tax assets at the tax rate the underlying items are expected to be realized.

Reconciliation of Effective Income Tax Rate

A reconciliation between the actual income tax expense provided and the income taxes computed by applying the statutory federal income tax rate of 21.0% in 2019 and 2018 and 35.0% in 2017 to the income before income taxes is as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Tax provision at statutory rate	$65.7	$97.4	$228.3
State income taxes, net	(0.6)	(2.6)	8.9
Foreign earnings taxed at other than statutory rate	29.8	33.2	(21.6)
Decrease in valuation allowance	(0.1)	(10.6)	(1.8)
Unremitted foreign earnings	(6.5)	—	—
2013-14 PID claim	—	(33.3)	—
Patent Income Deduction	(21.5)	(22.9)	(21.7)
High & New Technology Enterprise (HNTE)	(6.2)	(8.7)	(10.5)
Fair market value step-up in assets	(5.0)	—	—
Hybrid financing structure	—	(11.4)	(11.5)
Belgium tax rate change	1.7	5.2	13.8
U.S. tax rate change	—	2.0	(32.4)
Net U.S. transition tax	—	5.8	100.0
Other, net	(3.9)	(4.8)	(21.8)
Total provision	$53.4	$49.3	$229.7

The effective income tax rates for 2019, 2018 and 2017 were 17.1%, 10.6% and 35.2%, respectively.

The Company has operations and a taxable presence in countries outside the United States and all of these countries have a tax rate that is different than the rate in the U.S. The countries in which the Company has a material presence and where the foreign earnings are taxed at a rate significantly different than 21% include Belgium, Brazil, China, Germany, India, the Netherlands, Poland and Switzerland. The tax effect of foreign earnings taxed at other than the statutory rate is an increase of $29.8 million and $33.2 million and a decrease of $21.6 million in 2019, 2018 and 2017, respectively. The increase in 2019 and 2018 is largely due to the change in the U.S. statutory rate from 35% to 21% beginning from January 1, 2018.

Deferred Tax Assets and Liabilities

The following table details the gross deferred tax liabilities and assets and the related valuation allowances:

	Year Ended December 31,
(Amounts in millions)	2019	2018
Deferred tax liabilities:
Facilities (accelerated depreciation, capitalized interest and purchase accounting differences)	$14.7	$17.6
Basis difference in subsidiaries	60.5	65.0
Intangibles	10.0	12.5
	85.2	95.1

Deferred tax assets:
Net operating losses and tax credits	6.8	8.5
Post-retirement and other employee benefits	179.2	149.3
Capitalized assets	73.1	69.2
Inventory	1.4	1.6
Warranties	3.4	2.1
Unrealized foreign exchange losses	10.6	10.0
Other	16.2	17.5
	290.7	258.2

Valuation allowances	(1.7)	(1.8)
Net deferred tax assets	$203.8	$161.3

As at December 31, 2019, management considered new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At December 31, 2018 the Company had a valuation allowance recorded against Belgian deferred tax assets related to a transfer pricing arbitration claim between Germany and Belgium. During the fourth quarter of 2018, the Company successfully settled the arbitration claim and Belgium accepted an additional tax deduction of $38.6 million. As a result, the Company reversed the associated valuation allowance of $11.4 million. The amount was offset by other valuation allowance changes of $0.8 million resulting in a net benefit of $10.6 million.

Management has determined that $1.7 million of its deferred tax assets in certain jurisdictions will not be realized since evidence such as historical operating profits resulted in a lack of taxable earnings during the most recent three-year period ended December 31, 2019, and the lack of projected earnings provided sufficient negative evidence to record a valuation allowance against such deferred tax assets related to carryforwards for net operating losses.

Tax Loss Carryforwards

As of December 31, 2019, the Company has $174.7 million of net operating loss carry forwards (NOLs) available for utilization in future years. Approximately $130.6 million of such NOLs have an unlimited life and the remainder of $44.1 million is available for periods of up to 20 years. The net operating loss carryforwards include $123.2 million for which unrecognized tax benefits of $32.1 million have been recorded at December 31, 2019.

Unrecognized Tax Benefits

The Company conducts business globally and, as a result, it files income tax returns in the U.S. federal, state and local, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world and has significant presence in the following jurisdictions: Belgium, Brazil, China, Germany, India, the Netherlands, Poland, Switzerland and the U.S. With no material exceptions, the Company is no longer subject to examinations by tax authorities for years before 2009. However, the Belgium and U.S. federal income tax returns are no longer subject to examination through years 2012 and 2015, respectively.

Unrecognized tax benefits as of December 31, 2019 amounted to $35.3 million of which $32.1 million has been offset against deferred tax assets as stated above. The Company is currently unable to estimate the timing of payment of the remaining unrecognized tax benefits of $3.2 million. Total accrued interest as of December 31, 2019, 2018 and 2017 was approximately $0.4 million, $0.6 million and $0.4 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending balances of unrecognized tax benefits (exclusive of interest) is as follows:

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Beginning balance, January 1	$39.6	$71.6	$69.4
Additions for tax positions related to current year	0.2	—	1.7
Additions for tax positions related to prior years	—	3.4	4.2
Reductions for tax positions related to prior years	(3.0)	(35.4)	(3.4)
Cash settlements	(1.9)	—	(0.2)
Expirations of statute of limitations	—	—	(0.1)
Ending balance, December 31	$34.9	$39.6	$71.6

During 2019, the Company reduced its unrecognized tax benefit by a net $3.0 million, which is primarily related to the EPR clawback of $2.8 million, as a result of revaluation of the EPR losses at the Belgian tax rate they would be realized. During 2019, the Company settled a tax audit in Germany covering tax years 2008 to 2012, for which an unrecognized tax benefit of $1.9 million was previously recorded.

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

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($49.7 million at December 31, 2019 exchange rates). In addition, a penalty assessment was issued in March for INR 2.1 billion ($30.1 million at December 31, 2019 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no unrecognized tax benefit has been recorded. The Company appealed both the tax and penalty assessments during March 2018. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, equivalent to $7.5 million at December 31, 2019 exchange rates). On March 31, 2019, the partial stay expired. The Commissioner of Income Tax directed the authority to recover an additional five percent of the assessment or INR 175.0 million ($2.4 million at December 31, 2019 exchange rates) and granted a further stay pending resolution of the appeal. As of December 31, 2019, the Company has deposited installments totaling INR 706.4 million ($9.9 million at December 31, 2019 exchange rates) which are recorded in other assets on the consolidated balance sheet. The assessed penalty has been held in abeyance pending the appeal.

As of December 31, 2019 and 2018, there were $34.9 million and $39.6 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.

Indefinite Reinvestment of Foreign Earnings

Income taxes are provided for the amount of financial reporting over tax basis in foreign subsidiaries not deemed to be indefinitely reinvested. Income taxes have not been provided for the amount of financial reporting over tax basis in foreign subsidiaries that are indefinitely reinvested of $15.9 million as of December 31, 2019. Prior to the Tax Act, the Company had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries. While the transition tax and GILTI provision resulted in a reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, any remaining amount of financial reporting over tax basis after such reduction could be subject to additional taxes, if repatriated.  At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable because of the complexities of the hypothetical calculation related to how income basis differences would be repatriated.

NOTE 19. Related Party Transactions

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

The equity method investments held by the Company and its respective ownership interests at December 31, 2019 include the following:

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

WABCO received $1.7 million of dividends from its equity method investees for the year ended December 31, 2019. There were no dividends received for the year ended December 31, 2018 and $22.6 million of dividends were received for the year ended December 31, 2017.

The Company's sales and purchases with related parties were immaterial for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017 the Company had sales of $156.8 million and $4.7 million to Meritor WABCO Vehicle Control Systems and WABCO Automotive South Africa, respectively, prior to the Company's acquisition of these joint ventures.

Company's outstanding receivables and payables with related parties were immaterial for the years ended December 31, 2019 and 2018.

 Consolidated Joint Ventures

WABCO has three fully consolidated joint ventures as of December 31, 2019. The first of these joint ventures is in Japan with Sanwa-Seiki where the joint venture distributes WABCO's products in the local market. WABCO's ownership interest in the joint venture with Sanwa-Seiki is 90%.

The second joint venture is in the United States with Cummins Engine Co. (Cummins), a manufacturing partnership formed to produce air compressors designed by WABCO. WABCO's ownership interest in the joint venture with Cummins is 70%.

The third joint venture is with FAW Jiefang (FAW), to accelerate WABCO's single-piston air disc brake technology in China. WABCO's ownership interest in the joint venture with FAW is 60%.

WABCO had a joint venture with Guangdong FUWA Heavy Industry Co., Ltd., (FUWA) to produce air disc brakes for commercial trailers in China. WABCO's ownership interest in the joint venture with FUWA was 70% until March 2019 when the Company acquired the remaining interest in this joint venture.

(Amounts in millions)	WABCO Sales to			WABCO Purchases from
Joint Venture partners	2019	2018	2017	2019	2018	2017
Sanwa-Seiki	$—	$—	$—	$20.0	$22.1	$25.6
Cummins	85.1	96.4	83.4	—	—	—
FUWA (1)	4.3	9.3	6.9	—	—	—
FAW	—	—	—	0.2	—	—

(1)	Reflects only the transactions with FUWA prior to the Company's acquisition of the remaining interest in the joint venture.

NOTE 20. Geographic Information

WABCO is a fully integrated global business with management structures established in a variety of ways, including around products, distribution channels and key customers. WABCO's plants, engineering, technical support, distribution centers and other support functions are shared among various product families and serve all distribution channels with many customers. Our largest customer is Daimler, which accounted for 13% of our sales in 2019, 14% in 2018 and 11% in 2017. Volvo, our next largest customer, accounted for 12% of our sales in 2019, 11% in 2018 and 8% in 2017.

North American sales for the years ended December 31, 2019, 2018 and 2017 accounted for 24%, 23% and 18% of total sales, respectively. European sales for the years ended December 31, 2019, 2018 and 2017 accounted for 48%, 49% and 52% of total sales, respectively. Asian sales for the years ended December 31, 2019, 2018 and 2017 accounted for 22%, 24% and 26% of total sales, respectively. We are strongly rooted in China and India and have achieved a leading position in the marketplace through increasingly close connectivity to customers. The Company continues to be strengthened in Asia through an extensive network of suppliers, manufacturing sites and engineering hubs.

Geographic Data

	Year Ended December 31,
(Amounts in millions)	2019	2018	2017
Product Sales:
OEM	$2,524.1	$2,868.9	$2,511.8
Aftermarket	897.3	962.1	792.4
Total sales	$3,421.4	$3,831.0	$3,304.2

Sales - Geographic distribution (a):
United States	$785.1	$830.6	$579.6
Europe (countries below are included in this total)	1,656.1	1,872.6	1,705.3
Germany	569.2	700.9	676.3
France	99.6	110.5	93.5
Netherlands	118.1	132.1	115.2
Sweden	202.0	226.3	214.2
Other (countries below are included in this total)	980.2	1,127.8	1,019.3
Japan	120.4	118.4	115.4
China	343.5	391.0	411.9
Brazil	128.7	115.4	88.9
India	173.1	284.4	231.3
Total sales	$3,421.4	$3,831.0	$3,304.2

(a)	Sales to external customers are classified by country of destination.

	As of December 31,
(Amounts in millions)	2019	2018	2017
Long-lived Assets (b)
Geographic distribution:
United States	$730.9	$711.9	$715.3
Europe (countries below are included in this total)	788.3	710.3	706.1
Germany	389.7	353.3	315.2
Poland	166.4	152.8	153.6
Other (countries below are included in this total)	317.1	272.4	290.2
India	129.9	113.0	106.6
China	69.0	58.1	56.5
Total long-lived assets	$1,836.3	$1,694.6	$1,711.6

(b)	Amounts are presented on a net basis and exclude deferred tax assets and investments in unconsolidated joint ventures.

NOTE 21. Derivative Instruments and Hedging Activities

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of December 31, 2019 and 2018, the Company designated Euro-denominated loans of €440.0 million (approximately $493.5 million at December 31, 2019 exchange rate) and €440.0 million (approximately $503.6 million at December 31, 2018 exchange rate) as hedges of its net investment in these subsidiaries. For the years ended December 31, 2019 and 2018, the Company recorded a gain of $9.0 million, net of taxes of $2.5 million, and a gain of $16.8 million, net of taxes of $4.7 million, respectively, in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges

Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of December 31, 2019 and 2018, the Company had the following net outstanding notional amounts related to foreign currency forward contracts:

(Amount in millions)			As of December 31, 2019		As of December 31, 2018
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	930.0	133.1	849.0	123.4
Hong Kong Dollar	HKD	EUR	267.0	34.4	285.0	36.4
Polish Zloty	PLN	EUR	45.0	11.8	*	*
British Pound	GBP	EUR	*	*	11.7	14.9

* No significant outstanding foreign currency forward contracts

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of December 31, 2019 and 2018, respectively, the aggregate notional amount of forward contracts outstanding was €180.8 million ($202.7 million at December 31, 2019 exchange rates) and €170.2 million ($194.8 million at December 31, 2018 exchange rates) with an average duration of 1 month. The fair values of the derivatives were immaterial as of December 31, 2019 and 2018.

The Company recognized a net gain on its derivative instruments of $6.4 million for the year ended December 31, 2019 and a net loss of $1.1 million for the year ended December 31, 2018. When combined with the revaluation of assets and liabilities, these foreign exchange contracts resulted in net non-operating gains of $4.7 million and $2.9 million in 2019 and 2018, respectively.

NOTE 22. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follow:

	As of December 31, 2019
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$83.1	$—	$83.1
Short-term investments	—	67.6	—	67.6
Other investments (included in other assets)	—	2.8	—	2.8

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$70.8	$—	$70.8
Short-term investments	—	135.8	—	135.8
Other investments (included in other assets)	—	2.8	—	2.8

Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized loss on short–term and other investments still held at the reporting date was immaterial for the years ended December 31, 2019 and 2018.

Other Fair Value Disclosures

As of December 31, 2019 and 2018, the carrying amount of the Company's investments in repurchase agreements, guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs.

During the year ended December 31, 2019, the Company increased the carrying value of one of its non-marketable equity investments by $2.2 million based on an observable price change for a similar investment in the same issuer. The Company recognized an impairment of $5.5 million during the year ended December 31, 2018 based on the estimated decline in the fair value of one other non-marketable equity investment. Both the upward and downward adjustments were reflected in other non-operating income/expense. There have been no other upward or downward adjustments to non-marketable equity investments. As of December 31, 2019 and 2018, the carrying amount of the non-marketable equity investments was $27.6 million and $25.4 million, respectively.

NOTE 23. Business Combinations

In 2017, the Company acquired the remaining interests in its Meritor WABCO and WABCO Automotive South Africa joint ventures for a total cash consideration of $241.0 million. Both transactions were accounted for as step-acquisitions and resulted in a net gain of $247.7 million recognized on the remeasurement of equity method investments.

As part of the acquisition of Meritor WABCO, the Company entered into a distribution agreement with Meritor Inc. (Meritor) to serve as the exclusive distributor for a certain range of WABCO Aftermarket products in the U.S. and Canada and also its non-exclusive distributor in Mexico. The agreement provided Meritor with the option to sell these distribution rights to the Company for an exercise price between $225 million and $265 million, based on the earnings of the distribution business, during certain time periods and under certain circumstances, including a change in control of the Company. As discussed in Note 17, Meritor exercised its option on September 13, 2019 to terminate the distribution agreement and sell the distribution rights to the Company. The purchase price for the distribution rights is payable in cash and will result in an increase to the intangible assets balance. The Company is expected to complete this acquisition in the first quarter of 2020.

Also in 2017, the Company acquired R.H. Sheppard Co., Inc. (Sheppard) for a net cash consideration of $148.1 million. During the first quarter of 2018, the purchase price was adjusted under the purchase agreement for an additional cash payment of $6.4 million.

In 2018, the Company acquired Asset Trackr Private Limited (Asset Trackr) for total purchase consideration of $2.9 million. The purchase consideration was paid in cash over different installments in 2018 and 2019 in accordance with the terms of the acquisition agreement.

NOTE 24. Subsequent Events

On January 30, 2020, the Company entered into a definitive agreement to sell its steering components business R.H. Sheppard Co., Inc. to Bendix Commercial Vehicle Systems LLC for $149.5 million. The transaction is subject to closing conditions and regulatory approvals, and is contingent upon the closing of the ZF acquisition of WABCO, which is expected in early 2020 following receipt of remaining regulatory approvals.

NOTE 25. Quarterly Data (Unaudited)

	Year 2019
(Amounts in millions)	First	Second	Third	Fourth
Sales	$932.9	$912.8	$798.4	$777.4
Cost of sales	660.0	644.0	559.5	565.8
Gross profit	272.9	268.8	238.9	211.6
Income before income taxes	100.0	95.6	76.7	40.6
Income tax expense/(benefit)	12.1	20.9	15.9	4.5
Net income attributable to Company	$84.2	$70.6	$58.0	$33.2
Net income per common share
Basic	$1.64	$1.38	$1.13	$0.65
Diluted	$1.64	$1.38	$1.13	$0.65

	Year 2018
(Amounts in millions)	First	Second	Third	Fourth
Sales	$1,003.3	$1,001.2	$914.8	$911.6
Cost of sales	694.3	690.9	639.7	633.5
Gross profit	309.0	310.3	275.1	278.1
Income before income taxes	133.0	132.8	93.3	104.6
Income tax expense	26.3	23.5	13.5	(14.0)
Net income attributable to Company	$100.7	$104.4	$74.5	$114.5
Net income per common share
Basic	$1.87	$1.96	$1.42	$2.21
Diluted	$1.87	$1.95	$1.41	$2.20

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

The Company's effectiveness of its internal control over financial reporting as of December 31, 2019, has been audited by EY Bedrijfsrevisoren BV/Réviseurs d'Entreprises SRL, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

WABCO Holdings Inc.

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WABCO Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited WABCO Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, WABCO Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WABCO Holdings Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects.
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

/s/ EY Bedrijfsrevisoren BV/Réviseurs d’Entreprises SRL

Diegem, Belgium
February 21, 2020

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

Description	Balance Beginning of Period	Additions Charged to Expense	Deductions	Foreign Currency Translation Effects	Balance End of Period
2019:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	10,735	2,314	(557)	(197)	12,295
2018:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	9,358	2,205	(390)	(438)	10,735
2017:
Reserve deducted from assets:
Allowance for doubtful accounts receivable	6,479	2,460	(445)	864	9,358

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

2.2
Agreement and Plan of Merger, dated as of March 28, 2019, by and among WABCO Holdings Inc., ZF Friedrichshafen AG and Verona Merger Sub Corp. (previously filed as Annex A to the Company's Preliminary Proxy Statement on Schedule 14A (File No. 001-33332), filed on April 18, 2019 and herein incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

3.2	Amended and Restated By-Laws of WABCO Holdings Inc. (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33332), filed on April 26, 2019 and herein incorporated by reference).

4.1
Certificate of Designation of Junior Participating Cumulative Preferred Stock (previously filed as Exhibit 4.2 to the Company's Form 8-K (File No. 001-33332), filed on July 18, 2007 and herein incorporated by reference).

4.2	Form of Specimen Common Stock Certificate (previously filed as Exhibit 4.4 to the Company's Form 10-Q (File No. 001-33332), filed on November 8, 2007 and herein incorporated by reference).

4.3	Description of Registrant's Securities.

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

10.44	Offer letter from WABCO Holdings Inc. to Sean Deason, dated April 1, 2019.

10.45	Employment Agreement and Benefits Letter effective April 1, 2019 between WABCO Global GmbH and Alexander De Bock.

10.46	Employment Agreement effective March 1, 2019 between WABCO Global GmbH and Jacques Esculier.

10.47	Employment Agreement effective March 1, 2019 between WABCO Global GmbH and Roberto Fioroni.

10.48	Management Agreement between WABCO Europe SPRL/BVBA and Lisa Brown, dated June 1, 2016.

10.49	Retention Award Agreement between WABCO Holdings Inc. and Lisa Brown, dated July 17, 2018.

10.50	Employment Agreement and Benefits Letter effective December 14, 2018 between WABCO Global GmbH and Christian Brenneke.

21.1	Subsidiaries of the Company.*

23.1	Consent of EY Bedrijfsrevisoren BV/Réviseurs d'Entreprises SRL.*

24.1	Powers of Attorney (G. Peter D'Aloia, Dr. Juergen Gromer, Henry R. Keizer, Michael T. Smith, Thomas Gross, Jean-Paul L. Montupet and David N. ("Nick") Reilly).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from WABCO Holdings Inc.'s Annual Report on Form 10-K for the period ended December 31, 2019, filed with the SEC on February 21, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Signatures	Title	Date

/s/ Jacques Esculier	Chief Executive Officer and Chairman of the Board of Directors	February 21, 2020
Jacques Esculier	(Principal Executive Officer)

/s/ Sean Deason	Chief Financial Officer and Controller	February 21, 2020
Sean Deason	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 21, 2020
Jean-Paul L. Montupet

*	Director	February 21, 2020
G. Peter D'Aloia

*	Director	February 21, 2020
Dr. Juergen Gromer

*	Director	February 21, 2020
Henry R. Keizer

*	Director	February 21, 2020
Michael T. Smith

*	Director	February 21, 2020
Thomas Gross

*	Director	February 21, 2020
David N. ("Nick") Reilly

* Signed by Attorney-in-fact

/s/ Lisa J. Brown
Lisa J. Brown Attorney-in-fact