Form 10-K/A
period 2019-12-31
WABCO Holdings Inc.
filed 2020-04-29
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
☒
  Yes
☐
  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
of the Exchange Act).
☐
  Yes    ☒  No
The aggregate market value of the voting stock (Common Stock) held by non-affiliates
of the registrant as of the close of business on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.8 billion based on the closing sale price of the common stock on the New York Stock Exchange on that date. The registrant does not have any non-voting
common equity.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at February 12, 2020	51,270,513 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (the “2019 Form
10-K”)
originally filed on February 21, 2020 (the “Original Filing”) by WABCO Holdings, Inc., a Delaware corporation (“WABCO,” the “Company,” “we” or “us”). We are filing this Amendment to present the information required by Part III of Form
10-K
and to
re-file
required updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form
10-K/A,
the Company is not including the individual certification pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained within this Form
10-K/A,
the Company is not required to file the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
On March 28, 2019, WABCO entered into an Agreement and Plan of Merger with ZF Friedrichshafen AG, a stock corporation organized and existing under the laws of the Federal Republic of Germany, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger is expected to close in the first half of 2020, subject to customary closing conditions, including the receipt of required regulatory approvals.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors
The company has three classes of directors. The number of directors is split among the three classes as equally as possible. The term of each directorship is three years so that one class of directors is elected each year. All directors are elected for three-year terms and until their successors are duly elected and qualified. The total number of directors established by resolution of the Board of Directors is eight. Class I directors include G. Peter D’Aloia and Jurgen W. Gromer. The terms of the Class I directors are due to expire at the 2020 annual meeting of shareholders. Class II directors include Jean-Paul Montupet, D. Nick Reilly and Michael T. Smith. The terms of the Class II directors are due to expire at the 2021 annual meeting of shareholders. Class III directors include Jacques Esculier, Thomas S. Gross and Henry R. Keizer. The terms of the Class III directors are due to expire at the 2022 annual meeting of shareholders.
Jacques Esculier—Age 60
Director since July 2007 and Chairman since May 2009
Jacques Esculier has served as our Chief Executive Officer and Director since July 2007. Since May 2009, he has also served as our Chairman of the Board. Prior to July 2007, Mr. Esculier served as Vice President of American Standard Companies Inc. and President of its Vehicle Control Systems business, a position he had held since January 2004. Prior to holding that position, Mr. Esculier served in the capacity of Business Leader for American Standard’s Trane Commercial Systems’ Europe, Middle East, Africa, India & Asia Region from 2002 through January 2004. Prior to joining American Standard in 2002, Mr. Esculier spent more than six years in leadership positions at AlliedSignal/Honeywell. He was Vice President and General Manager of Environmental Control and Power Systems Enterprise based in Los Angeles and Vice President of Aftermarket Services—Asia Pacific based in Singapore. Mr. Esculier is a member of the Board of Directors of Pentair plc and IHS Markit Ltd.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Esculier to serve as our Chairman and Chief Executive Officer: significant executive management experience gained as an executive officer at two Fortune 500 companies publicly-traded on the New York Stock Exchange; strong international experience gained as an executive officer of American Standard; and financial expertise acquired as chief executive officer with the chief financial officer as a direct report and by holding several senior management positions. In summary, Mr. Esculier has multi-cultural leadership and outstanding strategic abilities to steward and sustain the company’s performance as it maintains its position as an industry innovation leader while pursuing global expansion and excellence in execution.
Thomas S. Gross—Age 65
Chairman of the Compensation, Nominating and Governance (“CNG”) Committee; Director since March 2016
Mr. Gross served from 2009 to 2015 as Vice Chairman and Chief Operating Officer of the Electrical Sector at Eaton Corporation plc, a global power management company, before retiring in 2015. Prior to that, at Eaton Corporation, he was President, Power Quality and Control Business; President, Power Quality Solutions; and Vice President, Eaton Business System. After joining Eaton in 2003, Mr. Gross gained senior executive experience through businesses that supply technological solutions globally for a range of industrial power systems and controls. Previously, Mr. Gross held senior executive positions at Danaher Corporation, a global science and technology company serving a variety of industries, and at Xycom, a technology company serving the industrial automation and control sector. He began his career at Rockwell Automation in 1977, earning increased responsibilities over two decades, and was ultimately promoted to President, Rockwell Software. Mr. Gross currently serves on the Board of RPM International Inc., a world leader in specialty coatings and sealants. Mr. Gross served as Director of Celestica Inc., a leading manufacturer of electronic and electro- mechanical solutions, until November 2017. Mr. Gross holds a Master of Business Administration degree from the University of Michigan and a Bachelor of Science degree from the University of Wisconsin, both located in the United States.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Gross to serve as director of the company: significant executive management experience gained as an executive officer at Eaton Corporation plc, Danaher Corporation and Rockwell Automation; extensive experience in finance, capital allocation, compensation, management development, and acquisitions; and board experience gained as a director of another publicly-held company.

Henry R. Keizer—Age 63
Chairman of the Audit Committee; Director since July 2015
Mr. Henry R. Keizer served from 2010 to 2012 as Deputy Chairman and Chief Operating Officer of KPMG LLP, one of the world’s largest accounting and professional services firms, before retiring in 2012. Prior to that, for five years, he was Global Head of Audit at KPMGI, a consortium of more than 100 KPMG firms operating in over 140 countries. During his 35 years at KPMG, Mr. Keizer held a range of senior executive leadership roles of increasing responsibility, advising clients engaged in finance, manufacturing and technology, among other sectors.
Mr. Keizer currently serves as a trustee of BlackRock Funds. He also serves as the non-executive
chairman and a director of Hertz Global Holdings, Inc., a global rental car company, a director of Sealed Air Corporation (NYSE:SEE) and as a director of Park Indemnity Ltd., a captive insurer affiliated with KPMGI. Previously, Mr. Keizer served on the boards of MUFG Americas Holding Corporation, MUFG Union Bank and Montpelier Re Holdings, Ltd, a global property and casualty reinsurance company and the American Institute of Certified Public Accountants. He holds a bachelor’s degree in accounting, summa cum laude, from Montclair State University, New Jersey, U.S.A.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Keizer to serve as a director of the company: significant executive management experience gained as Chief Operating Officer at KPMG; financial expertise acquired by holding various financial positions of increasing responsibility; strong international experience gained as Global Head of Audit at KPMGI; and board experience gained as a director of several publicly-held companies.
Jean-Paul L. Montupet—Age 72
Member of the CNG Committee; Director since April 2012
Mr. Montupet serves as an Advisory Director of Emerson Electric Co. He served as President of Emerson Europe SA until December 2012, and had served as an Executive Vice President of Emerson Electric Co. since 1990 where he was responsible for its Industrial Automation Business. From 2002 to March 2016, Mr. Montupet served on the Board of PartnerRe Ltd., a leading global reinsurer; he served as non-Executive
Chairman from 2010 to March 2016 and was also Chairman of the Nominating and Governance Committee and a member of the Risk and Finance Committee. Mr. Montupet served as a member of the board of directors of Lexmark International Inc., a leading provider of imaging products and services until November 2016. In addition, Mr. Montupet is a director of IHS Markit Ltd. and Assurant, Inc.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Montupet to serve as director of the company: significant executive management experience gained as an executive officer at a global Fortune 500 company publicly-traded on the New York Stock Exchange; strong international experience gained as an executive officer of Emerson Electric Co., a company with more than 129,000 employees and 250 manufacturing locations worldwide; financial expertise acquired as a president and as a chief financial officer and serving on the audit committees of two publicly-traded companies; strong educational background with an advanced business degree from HEC Paris, one of the top business schools in Europe; and additional experience gained as a director of another publicly-traded company listed on the NYSE and the Paris Stock Exchange.
D. Nick Reilly, CBE—Age 70
Member of the Audit Committee; Director since December 2014
Since 2012 Mr. Reilly has served on the Advisory Board of MSXI Inc., a privately-held company that provides engineering and staffing services to clients mainly in the automotive industry. Prior to his role on the Advisory Board, he served as Chairman, Asia Pacific for MSXI Inc. From 2018, Mr. Reilly has been an Adviser to Nissens Company’s Asian business. Nissens is a supplier of cooling products to the independent automotive aftermarket. From 2012 to 2016, Mr. Reilly has also served as a strategic adviser to UkrAuto Corporation, a Ukrainian importer of cars that owns the largest network of manufacturing and assembling facilities, service stations and auto dealerships in Ukraine. From 2012 until March 2016, Mr. Reilly served as Vice Chairman of erae Automotive (previously Korea Delphi Automotive Components) a privately-held company that develops, manufactures and sells automotive components in South Korea and internationally. Prior to 2012, Mr. Reilly spent 37 years with General Motors Corporation (“General Motors” “GM”), and held several international executive roles , such as President, GM Europe from 2009 to 2012, President, GM International from 2008 to 2009 and President, GM Asia Pacific from 2006 to 2008 and President, GM Daewoo from 2001 to 2006. Prior to General Motors, Mr. Reilly worked for three years in the finance and investment community.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Reilly to serve as a director of the company: extensive international executive experience with General Motors, including significant experience in finance, manufacturing, quality control, purchasing, sales and aftermarket sales of automotive equipment and significant experience in evaluating new business opportunities as a strategic adviser to three companies in the international automotive industry.

Michael T. Smith—Age 76
Member of the CNG Committee; Director since July 2007
Mr. Smith served as the Chairman of the Board and Chief Executive Officer of Hughes Electronics Corporation from 1997 to 2001, before retiring in 2001. Prior to those positions, Mr. Smith had been Vice Chairman of Hughes Electronics and Chairman of the Hughes Aircraft Company. Mr. Smith joined Hughes Electronics in 1985 as Senior Vice President and Chief Financial Officer after spending nearly 20 years with General Motors in a variety of financial management positions. In 1992 he was elected Vice Chairman of Hughes Electronics and President of Hughes Missile Systems Group, and in 1995 he was elected Chairman of Hughes Aircraft Company. Mr. Smith was also a member of the Board of Directors of Alliant Techsystems until 2009 and Ingram Micro, Inc. until 2014. Mr. Smith is a member of the Board of Directors of Teledyne Technologies, Inc., FLIR Systems, Inc. and Zero Gravity Solutions, Inc.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. Smith to serve as a director of the company: significant executive management experience gained as an executive officer of a Fortune 500 company that is publicly-traded on the NYSE; strong international experience gained as the Chairman of the Board and Chief Executive Officer of Hughes Electronics Corporation; financial expertise acquired as Chief Financial Officer of Hughes Electronics and by holding various financial management positions with General Motors; and board experience gained as a member of the board of directors of three publicly-held companies. In summary, Mr. Smith has leadership and financial management abilities that substantially strengthen the company due to his multinational knowledge of the global automotive sector and his understanding of the strategic needs of major original equipment manufacturers.
G. Peter D’Aloia—Age 75
Member of the Audit Committee; Director since July 2007
Mr. D’Aloia served as Senior Vice President and Chief Financial Officer of American Standard Companies Inc., a position he held since 2000, before retiring in 2008. Before joining American Standard, Mr. D’Aloia worked for Honeywell where he most recently served as Vice President—Business Development. He spent 27 years with Honeywell’s predecessor company, AlliedSignal, in diverse finance management positions. During his career with AlliedSignal, he served as Vice President—Taxes; Vice President and Treasurer; Vice President and Controller; and Vice President and Chief Financial Officer for the Engineered Materials Sector. Early in his career, he worked as a tax attorney for the accounting firm, Arthur Young and Company. Mr. D’Aloia served as a director of ITT Inc. from October 2011 until May 2017. Mr. D’Aloia is a director of FMC Corporation. He also serves as Director of Livent Corporation since October 11, 2018.
The Board of Directors concluded that the following experience, qualifications and skills qualified Mr. D’Aloia to serve as a director of the company: significant executive management experience gained as an executive officer of two Fortune 500 companies, both publicly-traded on the New York Stock Exchange; strong international experience gained as Vice President and Chief Financial Officer for American Standard; financial expertise acquired as Chief Financial Officer of American Standard and by holding diverse financial management positions with AlliedSignal and working as a tax attorney for the accounting firm, Arthur Young and Company; and board experience gained as a member of the board of directors of two publicly-held companies. In summary, Mr. D’Aloia has financial management abilities, including multinational legal, tax and banking expertise, that significantly contribute to the company’s success as a globally operating entity while taking full advantage of business opportunities in developed as well as emerging economies.
Juergen W. Gromer—Age 75
Member of the Audit Committee; Director since July 2007
Dr. Gromer is the retired President and CEO of Tyco Electronics, a position that he held from April 1999 until December 31, 2007. Dr. Gromer formerly held senior management positions from 1983 to 1998 at AMP (acquired by Tyco in April 1999) including Senior Vice President of Worldwide Sales and Services, President of the Global Automotive Division, and Vice President of Central and Eastern Europe, and General Manager of AMP Germany. Dr. Gromer has over 20 years of AMP and Tyco Electronics experience, serving in a wide variety of regional and global assignments. Before working for Tyco Electronics and AMP, Dr. Gromer held management positions at ZF Friedrichshafen, ITT and Procter & Gamble. Dr. Gromer served as a member of the board of directors of TE Connectivity (formerly Tyco Electronics) from June 2007 until March 2017, Marvell Technology Group Ltd. from October 2007 until November 2016, and RWE Rhein Ruhr AG from 2000 to 2009. He is also Chairman of the Board of the Society for Economic Development of the District Bergstrasse/Hessen and from 1992 to 2016 a director of the American Chamber of Commerce in Germany. Dr. Gromer served as a member of the Advisory Board of Commerzbank from 1992 to 2015.
The Board of Directors concluded that the following experience, qualifications and skills qualified Dr. Gromer to serve as a director of the company: significant executive management experience gained as an executive officer of a Fortune 500 company publicly-traded on the New York Stock Exchange; strong international experience gained as President of Tyco Electronics; financial expertise acquired as a President of Tyco Electronics and through various senior management positions and also as a member of the Advisory Board of Commerzbank; and board experience gained as a director of publicly-held companies. In summary, Dr. Gromer has global leadership abilities, as well as deep connections with European corporate culture, and he strongly contributes to the company’s strategy of geographic expansion while maintaining a leading technology and industry position in Europe.

Availability of Corporate Governance Materials
The company’s Code of Conduct and Ethics and Governance Principles, including our definition of director independence, as well as the charters for the Audit Committee and the CNG Committee are available on our web site
www.wabco-auto.com
under the caption “Investor Relations—Corporate Governance.” The foregoing information is available in print to any shareholder who requests it. Requests should be addressed to Chief Legal Officer and Company Secretary, WABCO Holdings Inc., 1220 Pacific Drive, Auburn Hills, Michigan 48326- 1589.
Audit Committee and Audit Committee Financial Expert
The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each member of the Audit Committee is independent as defined by the NYSE listing standards and the company’s independence standards. The Audit Committee’s responsibilities, as set forth in its charter, include:
•	reviewing the scope of internal and independent audits;

•	reviewing the company’s quarterly and annual financial statements and Annual Report on Form 10-K;

•	reviewing the adequacy of management’s implementation of internal controls;

•	reviewing with management and the independent auditors the company’s actions and activities concerning risk assessment and risk management;

•	reviewing the company’s accounting policies and procedures and significant changes in accounting policies;

•	appointing the independent auditors and reviewing their independence and performance and the reasonableness of their fees; and

•	reviewing compliance with the company’s Code of Conduct and Ethics, major litigation, compliance with environmental standards and the investment performance and funding of the company’s retirement plans.

The Board of Directors has determined that Mr. Keizer, chair of the Audit Committee, is an audit committee financial expert as defined by the SEC. In addition, the Board has determined that each member of the Audit Committee is financially literate as defined by the NYSE.
ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation and Other Matters
Compensation Discussion and Analysis
Executive Summary
We seek to closely align the interests of our named executive officers (“NEOs”) with the interests of our shareholders. Our compensation programs are designed to reward our NEOs for achieving short-term and long- term strategic and operational goals and increasing total shareholder returns, while at the same time avoiding incentives that encourage unnecessary or excessive risk-taking. Our NEOs’ total compensation is comprised of a mix of base salary, annual cash incentive awards and long-term incentive awards that include both performance-based cash and equity awards.
For 2019, our NEOs were:

• Jacques Esculier	Chairman of the Board and Chief Executive Officer (“CEO”)

• Sean Deason	Chief Financial Officer (“CFO”) & Controller*

• Lisa Brown	Chief Legal Officer (“CLO”) and Company Secretary

• Nick Rens	President, Europe, Middle East, and Africa

• Christian Brenneke	Chief Technology Officer (“CTO”)

• Roberto Fioroni	Former Chief Financial Officer*

*	Mr. Fioroni resigned from his position as CFO effective April 1, 2019 and left the company April 30, 2019. Sean Deason was appointed to serve as CFO & Controller effective April 1, 2019.

2019 Performance
(1)
Specific results in 2019 included:
•
Sales
: WABCO delivered sales of $3,421.4 million in 2019, a decrease of 10.7% (7.0% excluding foreign currency translation effects) as compared with 2018. Our global aftermarket sales decreased by 6.7% (2.8% excluding foreign currency translation effects) over this same period. The decline is primarily due to the slowdown in global economic growth as well as increasing geopolitical uncertainty, resulting in lower worldwide production of new vehicles in 2019 compared to 2018.

•
Performance Gross Profit Margin
: We continued to maintain strong performance gross profit margin levels. Our 2019 performance gross profit margin was 29.6%, compared to 30.7% in 2018. On a GAAP basis, our 2019 gross profit margin was 29.0%, compared to 30.6% in 2018.

•
Performance Operating Income
: WABCO reported in 2019 performance operating income of $409.8 million, versus $545.7 million in 2018, or a decrease of 24.9% (21.5% excluding foreign currency translation effects). On a GAAP basis, our 2019 operating income was $337.1 million, versus $512.5 million in 2018.

•
Performance Earnings Before Taxes (Pre-Tax Income)
: WABCO reported 2019 Performance Earnings Before Taxes (Performance
Pre-Tax
Income) of $373.5 million, versus $485.7 million in 2018, or a 23.1% decrease. On a GAAP basis, our 2019 Earnings Before Taxes
(Pre-Tax
Income) was $245.8 million, versus $394.1 million in 2018.

•
Performance Net Income and Performance Earnings Per Share (“EPS”)
: WABCO reported 2019 performance net income attributable to the company of $303.7 million or $5.91 of performance EPS, versus $417.8 million or $7.87 of performance EPS in 2018, resulting in a 27.3% decrease in performance EPS. On a GAAP basis, our 2019 net income attributable to the company and EPS were $245.8 million and $4.78, respectively, versus $394.1 million and $7.43, respectively, in 2018.

In summary, due to the slowdown in global economic growth, as well as increasing geopolitical uncertainty, the worldwide production of new vehicles declined in 2019 compared to 2018. The global production of new trucks and buses as well as the global trailer market also declined compared to the previous year and as a result WABCO incurred lower sales, however we continued to leverage the WABCO Operating System to drive fast and flexible actions to counteract the challenging market environment by driving profitability projects, solidly performing in delivering strong materials and conversion productivity.

(1)	The summary of our 2019 financial performance includes certain non-GAAP
financial measures. Performance gross profit margin, performance operating income, performance earnings before taxes, performance net income, and performance earnings per share are non-GAAP
financial measures that exclude items for separation, streamlining and acquisition, discrete and one-time
tax items, and other items that may mask the underlying operating results of the company, as appropriate. These measures should be considered in addition to, not as a substitute for, GAAP measures. Management believes that presenting these non-GAAP
measures is useful to shareholders because it enhances their understanding of how management assesses the operating performance of the company’s business. The definitions for these non-GAAP
measures are the same as in both 2017 and 2018. See “Reconciliation of Operating Income to Performance Operating Income and Net Income to Performance Net Income (Unaudited)” for reconciliation to the most comparable GAAP measures.

Pay-for-Performance
We believe that the levels of executive pay based on our financial results are reasonable over the long term in light of our actual performance for shareholders. The following graph illustrates the trend over the last five completed fiscal years of our CEO executive compensation and our total shareholder return (“TSR”). Note that our equity grants are typically made during the first quarter based on prior-year performance.

CEO Pay Index Year (1)	2014	2015	2016	2017	2018	2019
CEO Pay Measure ($ 000)
Reported Pay 1-Year (FX each year)		$6,800	$7,584	$8,491	$8,080	$7,489
% Change			11.5%	12.0%	-4.8%	-7.3%

TSR Index Year (2)	2013	2014	2015	2016	2017	2018
TSR Index Measure
Prior 1-Year TSR Indexed to 2013=100	100	112	109	114	154	115

CEO Pay Index Year (1)	2014	2015	2016	2017	2018	2019
1-Year TSR %		12.2%	-2.4%	3.8%	35.2%	-25.2%

(1)	CEO Pay (in $000s) includes (i) base salary and annual incentive awards earned during the applicable year, (ii) the cash-based long-term incentive plan (“Cash LTIP”) award with a performance period ending in the applicable year, (iii) the fair value of restricted stock unit (“RSU”) and performance share unit (“PSU”) awards granted during the applicable year as determined under ASC Topic 718 and (iv) all other compensation reported for the applicable year.

(2)	TSR = stock price appreciation plus reinvested dividends. TSR is indexed to December 31, 2013, in the graph and table above since equity awards are typically granted during the first calendar quarter when prior- year TSR results are known.

Overview of 2019 Compensation Decisions and Actions
The following compensation actions were taken in 2019 by the CNG Committee, or by the independent members of the Board of Directors in the case of CEO compensation actions:
•
Base Salary
: In May 2019, we increased the base salary of each of our NEOs as follows: 5% for Messrs. Esculier, Deason and Rens, 3% for Mr. Brenneke, and 2% for Ms. Brown. These growth rates are based on local currency at the time of the increase.

•
Annual Incentives
: In February 2020, the CNG Committee approved a 2019 annual incentive plan achievement of 85.0% of target, notwithstanding the fact that actual performance equaled 74.35% of target. The CNG Committee exercised its discretion to increase payout to 85.0% to recognize the impact on our employees and executives of the announced merger with ZF Friedrichshafen AG and the exceptional additional work that was required of everyone in the company, especially the company’s senior leadership, in executing the potential merger and plan for the future potential integration of the two companies. The 85.0% aggregate performance score was applied to each NEO’s target award. The 2019 individual performance scores for the NEOs based on an evaluation of each individual’s contributions ranged from 100% to 107.22%. All of our NEOs are measured on corporate performance against pre-established
financial and quantitative,
non-financial
goals. See “Components of 2019 Executive Compensation— Fiscal Year 2019 Annual Incentive Plan.”

•	Long-Term Incentives :

•
Cash LTIP:
In February 2020, the CNG Committee approved a 2017-2019 long-term incentive plan cash award payout at 137.21% of target, which reflects our three-year cumulative performance EPS, three-year cumulative growth in sales and three-year average return on invested capital (“ROIC”)* results. See “Components of 2019 Executive Compensation—2017- 2019 Cash LTIP.”

•
Performance Share Units (“PSUs”)
: In February 2020, the CNG Committee approved a 2017-2019 long- term incentive plan PSU payout for each of our NEOs at 159.94% of target, which reflects our three-year cumulative performance EPS results. See “Components of 2019 Executive Compensation—2017-2019 Performance Share Units.”

•
Equity-Based Grants:
In February 2019, the CNG Committee made grants of equity-based incentives to the NEOs at target award levels, except for Mr. Rens who received an equity grant at 120% of target. See “Components of 2019 Executive Compensation—2019 Annual Equity Grant.”

These compensation actions reflect the Committee’s review of market data as well as individual factors as discussed in “Components of 2019 Executive Compensation—Base Salary.”

*	ROIC is defined as performance operating income adjusted for certain costs related to pension, equity investments and non-controlling
interests, divided by net assets adjusted for certain tax, pension and non-operational
assets or liabilities.

Executive Compensation Policy and Governance Highlights
We strive to maintain strong corporate governance practices with respect to executive compensation. The following highlights how our executive compensation policies reflect our commitment in this respect:
•
Balanced Performance Metrics
: We provide a balanced compensation program that emphasizes at-risk
incentive pay that is earned based on successful achievement of multiple complementary performance metrics.

•
Strong Risk Management
: We maintain a strong risk management program, which includes our CNG Committee’s oversight of the ongoing evaluation of the relationship between our compensation programs and risk.

•
No Excise Tax Gross-Ups
: We do not provide for excise tax
gross-up
payments under our Change of Control Severance Plan, nor do we maintain any other agreements or arrangements which would provide similar benefits.

•
Recoupment Policy
: We have an incentive pay recoupment policy, also referred to as a “clawback,” that requires the company to recover from any current or former executive officer certain incentive pay amounts as described herein.

•
No Pledging or Hedging of Company Stock
: Our Securities Trading Policy prohibits pledging, hypothecating, or otherwise encumbering our common stock by our officers and directors as collateral for indebtedness, and we prohibit our officers and directors from holding our common stock in a margin account, or purchasing any financial instrument or entering into any short-term or speculative transaction that is designed to hedge or offset any decrease in the market value of our common stock (including, but not limited to, prepaid variable forward contracts, equity swaps, collars, or exchange funds) or trading in options in company securities (other than those granted by the company).
•	Strong Stock Ownership Guidelines : We have executive stock ownership guidelines requiring that our NEOs hold meaningful levels of our stock.
•	Independent Compensation Consultant : The CNG Committee retains an independent compensation consultant.
•
Change of Control Benefits
: Our Change of Control Severance Plan contains a “double trigger” change of control provision where severance benefits payable in connection with a change of control are triggered only in the event of both (i) a change of control and (ii) a NEO’s loss of job or resignation on account of material diminution in terms and conditions of employment. Our Omnibus Incentive Plan most recently approved by shareholders on May 24, 2018 as the Amended and Restated WABCO Holdings Inc. 2009 Omnibus Incentive Plan includes similar double trigger default vesting provisions for equity awards granted after January 1, 2017.
We encourage you to read this Compensation Discussion and Analysis for a detailed discussion and analysis of our executive compensation program, including information about the 2019 compensation of our NEOs.
2019
“Say-on-Pay”
Advisory Vote on Executive Compensation
We provided shareholders a
“say-on-pay”
advisory vote on our executive compensation in May 30, 2019, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protect Act 2010 (“Dodd-Frank Act”) and SEC rules. At our 2019 Annual Meeting of Shareholders, shareholders expressed strong support for the compensation of our NEOs, with approximately 96% of the votes cast (disregarding abstentions) for approval of the
“say-on-
pay” advisory vote. We received similar strong support at our two prior annual meetings.
The CNG Committee carefully evaluated the results of the 2019 annual advisory
“say-on-pay”
vote, and although the
“say-on-pay”
vote is advisory and is not binding on our Board of Directors, the CNG Committee took the strong level of approval into consideration in determining that our current compensation philosophy and objectives remain appropriate for use in determining the compensation of our NEOs.

Executive Compensation Philosophy; Compensation Program Objectives
Our executive compensation program is intended to deliver competitive total compensation upon achievement of performance objectives and has been developed consistent with our strategy to attract, motivate and develop leaders who will drive the creation of shareholder value. We generally seek to compensate our executives at approximately the median level of total compensation among similarly-situated executives in our peer group when we set target compensation levels. See the section entitled “Peer Group” below for more information about our peer group.
Our compensation program generally involves a mixture of fixed and variable, and cash and equity compensation elements. Variable compensation is balanced between short- and long-term objectives, placing a significant amount of the executive’s compensation at risk based on company and individual performance.
Each of the program elements is generally designed to drive a complementary set of behaviors and outcomes.

Pay Element	Type of Pay	Key Objectives
Base Salary	Fixed	Attract and retain executives over time by providing regular and continued payment in line with the executive’s position, experience and responsibilities

Annual Cash Incentives	Variable At-Risk	Focus our executives on short-term objectives to foster short-term growth and profitability
Long-Term Cash and Equity-Based Incentives	Variable At-Risk
Create a clear line of sight and linkage to our long-term strategy, as well as to attract and retain our executives and employees. Long-term incentives consist of a mix of equity awards and cash awards. The equity awards, in the form of PSUs and RSUs, comprise the majority of long-term incentive value and are used to align our executive officers’ interests with those of our shareholders. The Cash LTIP awards complement the annual equity awards by focusing executives on specific long-term financial performance goals and also provide an opportunity for liquidity that does not require an executive to sell shares

Benefits and Perquisites	Fixed	Offer competitive benefits and perquisites in light of evolving market practice, the law of the executive’s country of citizenship and European Union law
Each of these elements is described in more detail below.
The CNG Committee evaluates all compensation and benefit programs and decisions in light of the total compensation package awarded to each NEO (including the impact of how these programs and decisions impact other elements of compensation). To that end, the CNG Committee annually reviews all of the components of each NEO’s compensation, including base salary, target annual incentive awards, target long-term incentive awards, the value of all vested and unvested options, RSUs and PSUs, proceeds from exercised options, and other benefits and perquisites. The CNG Committee’s review focuses on both the value of each NEO’s total compensation assuming continuing employment, as well as the additional compensation, if any, that the NEO could be entitled to earn upon a separation from the company for voluntary reasons, involuntary reasons, or pursuant to a change of control of the company.

Compensation Mix
We believe that a significant portion of an executive’s compensation should be directly linked to our performance and the creation of shareholder value. To that end, our CNG Committee has structured our executive compensation program so that a high percentage of our NEOs’ total direct compensation (which includes base salary, cash incentives and equity incentives) is at risk. In 2019, 82.9% of our Chief Executive Officer’s total direct compensation, and, on average, 65% of our other NEOs’ total direct compensation, is based on attaining performance goals or paid in the form of equity incentives.
We believe that our compensation program reinforces our
pay-for-performance
philosophy, has the flexibility to adapt to market conditions and has resulted in pay outcomes that are well-aligned with our business performance.
Role of the CNG Committee in the Compensation Process
As required by its charter, our CNG Committee is responsible for developing our total compensation philosophy, recommending to our Board of Directors our executive compensation programs, including base salary levels, cash incentives, equity incentives, benefits and perquisites, and reviewing our compensation philosophy and compensation and benefits programs to determine whether they are properly coordinated and achieving their intended purposes. The CNG Committee reviews and approves the compensation of our executive officers and recommends for approval to the independent members of our Board the compensation of our Chairman and Chief Executive Officer. The CNG Committee also sets performance goals for all performance-based compensation, and reviews and certifies payouts of awards based on its evaluation of the company’s performance and the executive officers’ performance against such goals.
To assist the CNG Committee in meeting its responsibilities, the CNG Committee engaged Pearl Meyer & Partners, LLC (“PM”) as its independent outside compensation consultant to regularly provide executive compensation market analysis and insight, with respect to our executive officers, including our NEOs. PM only provides services to the CNG Committee with respect to executive and director compensation and does not provide any other services to the company. The CNG Committee has reviewed its relationship with PM in light of the independence factors set forth in applicable NYSE rules and concluded that its retention of PM as its compensation consultant does not raise any conflict.
Role of Management in the Compensation Process
Our Chairman and Chief Executive Officer works with our Chief Human Resources Officer to make recommendations to the CNG Committee with respect to the compensation of other executive officers, including base salary levels, target annual incentive awards, target long-term incentive awards, benefits and perquisites. At the CNG Committee’s request, our Chairman and Chief Executive Officer attends meetings of the CNG Committee to present his views with respect to the appropriate levels of compensation for his executive team, but is not present when his own compensation is discussed. All decisions regarding NEO compensation are ultimately made by the CNG Committee.
In addition, under our governance documents, our independent Board members are required to approve all compensatory programs, awards or payouts relating to our Chairman and Chief Executive Officer, following consideration of recommendations from the CNG Committee.
At the direction of the CNG Committee, our human resources department provides compensation-related information to PM relating to our executive officers that PM uses as part of its development of market competitiveness analyses and recommendations for executive compensation program design.
Peer Group and Benchmarking
Our peer group comprises 14 companies reflecting predominantly U.S.-based, publicly-traded companies that operate in the same industry sector, compete with us for executive talent and have executive positions similar in breadth, complexity and global responsibility. Our peer group is reviewed annually by the CNG Committee to ensure its ongoing relevance. Companies within our peer group generally have one-third
to three times our revenue, market value and enterprise value.
The following companies were WABCO’s peers for compensation benchmarking purposes in 2019:

Allison Transmission Holdings Inc.	Oshkosh Corporation
American Axle & Manufacturing Holdings Inc.	Polaris Industries Inc.
BorgWarner Inc.	Sensata Technologies Holding plc
Donaldson Company Inc.	Snap-On Incorporated
ITT Inc.	Tenneco Inc.
Kennametal Inc.	Visteon Corporation
Meritor, Inc.	Westinghouse Air Brake Technologies Corporation

Our CNG Committee monitors our peer group and may adjust it as appropriate. We generally seek to compensate our executives at approximately the median level of total compensation among similarly-situated executives in our peer group when we set compensation levels for targeted levels of performance. Our compensation philosophy emphasizes at-risk
incentive pay, including long-term cash incentives and equity-based incentives.
Components of 2019 Executive Compensation
The main features of each NEO’s total compensation as of
year-end
2019 are summarized in the following table
(1)
:

	Base Salary	AIP target (% of base salary)	Cash LTIP target (% of base salary)	Equity LTIP target
Jacques Esculier	$1,197,000	110%	100%	$3,300,000
Sean Deason	$420,000	60%	40%	$400,000
Lisa Brown	$418,200	60%	40%	$400,000
Nick Rens	$425,571	70%	45%	$500,000
Christian Brenneke	$432,600	40%	40%	$300,000
Roberto Fioroni (2)	$440,000	70%	45%	$500,000

(1)	Based on exchange rates of 1.0 euro to 1.1 U.S. dollars and 1.0 Swiss franc to 1.0 U.S. dollar, which are the rates used for our 2019 Operating Plan.
(2)	Mr. Fioroni resigned from his role of CFO effective April 1, 2019 and did not receive any 2019 related incentive pay elements.
The company executives, including the NEOs, are also eligible for benefits similar to those provided to other employees. They also receive certain additional perquisites—see footnote 5 to Summary Compensation Table.
Base Salary
We develop base salary guidelines for our NEOs generally at the median of our peer group companies, employing analyses developed by PM. Company management and PM may also review compensation data from various survey providers to provide additional general benchmarking context. The CNG Committee does not provide any direction on specific surveys or survey participants. However, the CNG Committee’s salary decisions are based upon market data as well as the individual’s responsibilities and more subjective factors, such as the CNG Committee’s assessment of the officer’s individual performance and expected future contributions and leadership. The CNG Committee reviews base salaries for our officers every year, but may decide not to make adjustments every year.
Pursuant to its annual review of base salary levels, in May 2019, the CNG Committee recommended and the Board approved the following increases for our NEOs, as shown in the following table which shows our NEOs’ base salary evolution from 2018 to 2019
(1)
. The base salary of each of our NEOs was increased [from the salary in effect at the time of the increase] as follows: 5% for Messrs. Esculier, Deason and Rens, 3% for Mr. Brenneke, and 2% for Ms. Brown. Mr. Deason also received a salary increase upon his promotion to CFO & Controller and Mr. Brenneke received a market adjustment upon his relocation to Switzerland.

	2018 (Local Currency)	2019 (Local Currency)		2018 (USD) 1	2019 (USD) 1
Jacques Esculier	€1,000,000	CHF 1,197,000	2	$1,100,000	$1,197,000
Sean Deason	$309,000	$420,000	3	$309,000	$420,000
Lisa Brown	€372,727	€380,181		$410,000	$418,200
Nick Rens	€368,460	€386,883		$405,306	$425,571
Christian Brenneke	€275,000	CHF 432,600	4	$302,500	$432,600
Roberto Fioroni5	€400,000	CHF 456,000		$440,000	$456,000

(1)	Based on exchange rates of 1.0 euro to 1.1 U.S. dollars and 1.0 Swiss franc to 1.0 U.S. dollar, which are the rates used for our 2019 Operating Plan.
(2)	Mr. Esculier’s Base Salary was converted to Swiss franc upon his relocation to Bern, Switzerland on March 1, 2019 at 1.0 euro to 1.14 Swiss franc.
(3)	Mr. Deason received a salary increase in April 2019 in connection with his promotion to CFO & Controller.
(4)	Mr. Brenneke’s Base Salary was converted to Swiss franc upon his relocation to Bern, Switzerland on January 1, 2019 at 1.0 euro to 1.14 Swiss franc, and adjusted to local Swiss market salary level.
(5)	Mr. Fioroni’s Base Salary was converted to Swiss franc upon his relocation to Bern, Switzerland on March 1, 2019 at 1.0 euro to 1.14 Swiss franc.

Variable Cash Compensation
Traditionally, we offer an annual incentive plan (“AIP”) and a three-year Cash LTIP for our NEOs. Awards under both the AIP and the Cash LTIP are issued each year under the company’s Omnibus Incentive Plan. The CNG Committee seeks to establish performance goals for the new AIP and Cash LTIP performance periods at its first or second meeting each year. Target awards under both the AIP and the Cash LTIP are fixed as a percentage of the executive’s base salary. Each NEO’s employment or business manager agreement or offer letter —see “Employment Matters” below—provides for specific target AIP and Cash LTIP award percentages.
As discussed above under “Executive Overview,” we measure and report our results on both a GAAP and a non-GAAP
“performance” basis where we exclude unusual, extraordinary and non-recurring
items that may mask the underlying operating results of the company. Similarly, when setting, and measuring achievement against, our financial goals, the CNG Committee uses “performance” measures that exclude such items which include, but may not be limited to, expenses associated with separation, streamlining, acquisition, discrete and one-time
tax items and adjustments for foreign exchange rate fluctuations. While some of these costs can be anticipated generally when targets are set at the beginning of the applicable performance period and may be reflected in our annual Operating Plans, others cannot.
Annual Incentive Plan
Our AIP is based upon achievement of financial and quantitative, non-financial
performance goals that are primarily derived from our annual Operating Plan. AIP award opportunities are typically set so that achieving the target level of performance results in a cash payment that is approximately at the median or 50th percentile of annual incentives paid by our peer group. The actual payment under an AIP award may be above the 50th percentile in years of strong performance against objectives or below the 50th percentile or zero, depending on the actual level of performance achieved. The CNG Committee and the Board of Directors review and approve our annual Operating Plan to ensure that the AIP goals are sufficiently challenging and set at levels consistent with internal and external market performance expectations.
Fiscal Year 2019 Annual Incentive Plan
In March 2019, our CNG Committee determined the maximum amounts payable to our executive officers for AIP awards for the 2019 performance year by establishing a pool equal to 10% of company earnings before interest and taxes with 35% of the pool allocated to our Chief Executive Officer at maximum, subject to any applicable limits under the Omnibus Incentive Plan, and the remainder allocated evenly among the other executive officers at maximum. The AIP pool established by the formula described above represented the maximum amount that the CNG Committee could approve for payment – not the expected amount. Our CNG Committee generally exercises its discretion to pay less than the maximum amount after considering the financial and quantitative, non-financial
performance goals described below.
The 2019 AIP was designed so that the achievement of financial goals received 80% weighting and the achievement of quantitative, non-financial
goals received 20% weighting, which is the same weighting as in all prior AIPs since 2008. AIP payouts equal the percentage of the performance goal achieved multiplied by the participant’s annual target AIP percentage. Annual target AIP percentages under this program are established for each participant as a percentage of base salary. Each financial and quantitative, non-financial
goal may be overachieved and funded up to 200%. The resulting award amounts are then adjusted by an individual performance score ranging from
0-200%.
Thus, while the maximum possible overachievement is 400% of target, the highest award we have ever paid to an NEO was 222% of target. In between threshold and maximum performance, achievement levels and payouts are interpolated using a pre-defined
performance curve. Below threshold performance results in a zero payout for the specific metric.

CASH AWARD PAYOUT (range from 0% to 400%)	=	BASE SALARY	X	TARGET AIP AWARD OPPORTUNITY (% of Base Salary)	X	COMPANY PERFORMANCE 80% FINANCIAL GOALS 20% NON-FINANCIAL GOALS (range from 0% to 200%)	X	INDIVIDUAL PERFORMANCE SCORE (range from 0% to 200%)
AIP financial goals
: The AIP performance goals established by the CNG Committee for 2019 included the following financial goals (measured after excluding the impact of foreign exchange), each weighted at 20% of target:

Sales Growth	The total increase in company sales over prior year.

Performance Gross Profit Margin	The ratio of our gross profit as a percentage of sales using performance measures.

Performance Net Income
GAAP net income, adjusted by excluding the costs associated with separation, streamlining and acquisition, discrete and one-time
tax items, and other items that may mask the underlying operating results of the company, as applicable.

Free Cash Flow	Our net cash provided by operating activities less any amounts attributable to the purchase of property, plant, equipment and computer software and the proceeds from the disposal of property.

The CNG Committee believes that this mix of financial goals is complementary and well-balanced so that business tradeoffs are appropriately reflected,
e.g.
, sales growth vs. profitability, profit margin vs. additional investment, earnings before taxes vs. cash flow, etc. The 80% weighting on financial goals also ensures that these key drivers of value for shareholders are the primary focus for management. Each year, the target financial goals are set based on our annual Operating Plan, which is designed to represent challenging – but attainable – performance levels. In setting AIP goals, the CNG Committee also considers internal and external performance expectations, the potential impact of global economic conditions on the variability of performance outcomes, the degree to which prior year results were atypical, changes in corporate tax rates and other legislation that may impact the company’s business prospects and other factors that may be relevant in a specific year.
AIP quantitative, non-financial goals
: The AIP performance goals established by the CNG Committee for 2019 included the following quantitative, non-financial
goals, each weighted at 10% of target:

Technical Quality	Measured based on the number of product defects found on a “parts per million” (“ppm”) basis.

Inventory Turns Improvement
Average of June and December inventory turns calculated as the gross inventory at the end of the period versus the retroactive six months standard cost of sales extrapolated to twelve months at constant exchange rates.

These performance goals are intended to be consistent with driving cross-functional collaboration to improve the industrialization of WABCO products and ensure that the development roadmaps and processes we have defined will be used to develop high quality products.
2019 AIP Results
: For the 2019 AIP, based on our 2019 Operating Plan, our CNG Committee established the following financial goals and quantitative, non-financial
performance goals in February 2019 and certified the following achievement levels and scores in February 2020:

	Threshold	Target	Maximum	Achievement	Score
Sales Growth	$3,700 million	$3,900 million	$4,100 million	$3,492 million	0.0%
Performance Gross Profit Margin	29.2%	30.7%	32.2%	30.0%	51.5%
Performance Net Income	$373 million	$390 million	$408 million	$337 million	0.0%
Free Cash Flow	75%	85%	95%	100%	200.0%
Aggregate Score For Financial Goals (1)					62.9%
Quality PPM	45	30	15	19	173.3%
Inventory Turns Improvement	0	0.30	0.60	0.20	67.1%
Aggregate Score For Quantitative, Non-Financial Goals					120.2%
Total Aggregate Score (2)					74.35%

(1)	The achievement dollar amounts shown in this table differ from our actual achievements as shown in our executive summary, as they are based on the exchange rate prevailing when the performance targets of our AIP were established, while our reported numbers are based on the actual exchange rates for 2019.
(2)	The CNG Committee’s certification of the achievement of the financial and quantitative, non-financial
goals included in the 2019 AIP is based on measuring quantitative results against pre-established
goals. These goals have been designed to be challenging, but attainable, and over the past seven years prior to 2019, i.e., 2012-2018, the total aggregate performance score has ranged from 90.8% to 159.0% of target.
As a result, the company’s aggregate performance score for the 2019 AIP (applying an 80% weighting for the financial performance goals and 20% for the quantitative, non-financial
performance goals) was 74.35%. The CNG Committee exercised its discretion to increase payout to 85.0% to recognize the impact on our employees and executives of the announced merger with ZF Friedrichshafen AG and the exceptional additional work that was required of everyone in the company, especially the company’s senior leadership, in executing the potential merger and plan for the future potential integration of the two companies. The 85.0% aggregate performance score was applied to each NEO’s target award.

Lastly, the CNG Committee considered discretionary adjustments to each executive’s calculated award to reflect such executive’s individual performance. The CNG Committee considered individual performance adjustments for each of the other NEOs based on the recommendations of Mr. Esculier. Mr. Esculier’s performance adjustment was determined by the CNG Committee and the independent directors as a group. The CNG Committee approved an individual performance adjustment of an additional 7.22% for Mr. Esculier to recognize his leadership and greater contribution to delivering shareholder value, including the potential merger with ZF Friedrichshafen AG. The CNG Committee approved the individual performance adjustments for the other NEOs based on Mr. Esculier’s assessment of their performance during 2019. The table below shows each target annual incentive award, as adjusted by the company’s achievement of the financial and quantitative non-financial
corporate goals, adjusted up to 85.0%, and as further adjusted to reflect the individual performance evaluation for each NEO who received an AIP payment for fiscal 2019.

	AIP Target		Corporate Score	Individual Score		Payment
Jacques Esculier	$1,316,700		85.0%	107.22	% 1	$1,200,000
Sean Deason	$225,750	2	85.0%	100.00%		$191,888
Lisa Brown	$250,920		85.0%	100.00%		$213,282
Nick Rens	$297,900		85.0%	105.00%		$265,876
Christian Brenneke	$173,040		85.0%	105.00%		$154,438

(1)	This figure is rounded to two decimals
(2)	This number includes a proration factor to reflect that Mr. Deason was appointed to serve as CFO & Controller effective April 1, 2019.
Fiscal Year 2020 Annual Incentive Plan
In February 2020, our CNG Committee approved a cash AIP award opportunity based on the achievement of certain defined financial and quantitative, non-financial
performance goals. The financial performance goals established by our CNG Committee are related to sales/sales growth, performance gross profit margin, and performance Earnings Before Interests & Taxes. One quantitative, non-financial
performance goal, technical quality ppm was also selected to promote quality production. Each of the financial goals is equally weighted and together they comprise 90% of the plan funding. The quantitative, non-financial
goal comprises 10% of the plan funding. Each financial and quantitative, non-financial
goal may be overachieved and funded up to 200%, and resulting award amounts will be further adjusted by an individual performance score ranging from
0-200%.
Long-Term Incentive Plan
Pursuant to the Omnibus Incentive Plan, the CNG Committee has authority to establish both equity and cash-based long-term incentive plans for our executive officers, including our NEOs. Our long-term incentive plans are designed to promote both the achievement of long-term performance goals as well as retention by linking our executive officers’ wealth more closely to the performance of our stock price. Our long-term programs have been designed so that approximately 70% of the value of any executive officer’s long-term incentive compensation would be comprised of annual equity awards split evenly between PSUs, as discussed below, and RSUs, which vest ratably over a three-year period. The remaining 30% of the value of an executive officer’s long-term incentive compensation would be comprised of the executive’s target Cash LTIP award, the attainment of which is typically tied to the achievement of certain financial goals over a three-year performance period. The Cash LTIP complements the annual equity awards by focusing executives on specific long-term financial performance goals and also provides an opportunity for liquidity that does not require an executive to sell shares.
The performance goals for the Cash LTIP are established on a rolling basis and generally include three to four of the following measures: sales, revenues, earnings (before or after tax), internal rate of return, return on equity, ROIC, income, assets or earnings, earnings per share (on a fully diluted or undiluted basis), profit margin, incremental operating margin, operating expense ratios, income, cash flow, free cash flow, working capital targets, funds from operations or similar measures, capital expenditures, market share, share price, total shareholder return, appreciation in the fair market value or book value of our common stock, economic value added (net operating profit after tax minus the sum of capital multiplied by the cost of the capital), debt to equity ratios, debt levels, management of accounts and non-performing
debt, acquisitions or strategic transactions, budget achievement, expense reduction or cost savings and inventory control / efficiency and costs. As discussed above, we also use non-GAAP
“performance” versions of the financial measures referred to above which exclude separation and streamlining costs, discrete, one-time
tax and other items and other items that may mask the underlying operating results of the company, as appropriate, such as foreign exchange fluctuations.
Total long-term incentive award opportunities are typically set so that achieving the target level of performance results in award values approximately at the median or 50th percentile of long-term incentives offered by our U.S. peer companies. The actual realized award value may be above the 50th percentile in years of strong financial and stock performance or below the 50th percentile, depending on the actual level of performance achieved. The long-term award value for an individual executive may also vary above or below the 50th percentile based on the CNG Committee’s consideration of an executive’s strategic impact, performance history or retention risk.

2017-2019 Cash LTIP
All of our NEOs participated in the 2017-2019 Cash LTIP. Due to his departure during 2019, Mr. Fioroni did not receive any payouts for the 2017-2019 Cash LTIP.
Our CNG Committee awarded the 2017-2019 Cash LTIP using long-term financial performance goals relating to sales/sales growth, performance earnings per share and ROIC that excluded the impact of certain significant off-budget
events (e.g., plant closings, streamlining costs, acquisitions and other major investments, separation- related expenses), and the impact of foreign exchange rates.
For the 2017-2019 performance cycle, our CNG Committee set the following equally-weighted financial goals and certified, in February 2020, the following achievement levels and scores:

	Threshold	Target	Maximum	Achievement	Score
3-Year Cumulative Sales Growth (excluding the impact of foreign exchange)	$8,550 million	$9,250 million	$9,950 million	$9,421 million	124.44%
3-Year Cumulative Performance Earnings Per Diluted Share (“EPS”) 1	$17.0	$18.50	$21.50	$20.30	159.94%
3-Year Average ROIC	33%	40%	47%	41.9%	127.26%
Aggregate Score					137.21%

(1)	Performance Earnings Per Diluted Share refers to earnings per diluted share, excluding separation and streamlining items, acquisition-related costs, the impact of foreign exchange rates, and discrete, one-time
tax items.
Our CNG Committee awarded the 2017-2019 Cash LTIP based on the aggregate score of 137.21%.
2020-2022 Cash LTIP
In February 2020, our CNG Committee approved a Cash LTIP for the 2020-2022 performance cycle based on the achievement of certain defined financial performance goals consistent with its prior practice. The financial performance goals established by our CNG Committee are related to sales/sales growth, and performance Earnings Before Interests & Taxes. Each of the financial goals is equally weighted. Our CNG Committee has discretion to upgrade or downgrade the Cash LTIP results by 25%. The CNG Committee has generally not applied upward discretion to the Cash LTIP awards.
2019 Annual Equity Awards
As discussed above, annual equity awards are part of our long-term incentive plan. Commencing in 2013, the company has offered an equal mix of RSUs, with time-based vesting, and PSUs, with vesting, if any, based upon the achievement of three-year cumulative performance earnings per share goals approved by the CNG Committee. The performance earnings per share goals are aligned with the company’s strategic business plan, and the CNG Committee believes that investors are keenly focused on this important measure of long-term company success.
We believe PSUs:
•	provide more direct linkage with long-term business goals;
•	strengthen retention due to three-year cliff vesting; and
•	are preferable to options because dilution overhang from stock options can last up to 10 years, while dilution overhang from PSUs is typically three years.
On February 22, 2019, each of our NEOs was granted an equity award opportunity in an equal combination of RSUs and PSUs. The value an executive ultimately realizes is directly aligned with long-term value creation for shareholders and may differ from the target opportunity. See the “Grants of Plan-Based Awards” table for a breakout of the annual equity awards granted to our NEOs in 2019.

2017-2019 Performance Share Units
The 2017-2019 PSU performance target was identical to the three-year cumulative performance EPS target that was used for the 2017-2019 Cash LTIP. In February 2020, our CNG Committee certified the achievement of the 2017-2019 PSU performance target at 159.94%. See the “2017-2019 Cash LTIP” section above for a description of this determination. In setting the PSU performance target, the CNG Committee considered that, taken together, the Cash LTIP and PSUs provide an appropriate balance of cash and equity rewards tied to performance EPS, which is the most common focus point for our investors.
All of our outstanding equity award agreements permit the company to recoup equity compensation in the event a recipient breaches certain confidentiality, non-competition
and other contractual arrangements during employment or within twelve months after termination of employment.
Executive Stock Ownership
Our stock ownership guidelines for our executive officers, including our NEOs, are designed to reinforce the goal of increasing WABCO equity ownership among our executive officers and other key managers and more closely align their interests with those of our shareholders. Our executive officer stock ownership guidelines are as follows:
•	for the Chief Executive Officer: 6x base salary; and
•	for all other NEOs: 3x base salary.
Equity ownership that counts towards this ownership goal includes shares owned outright, shares beneficially owned by direct family members (spouse, dependent children), shares underlying vested and unvested time-based RSU awards, vested PSU awards, net shares acquired through stock option exercise and shares acquired on the open market. Vested and unvested stock options and unvested PSU awards do not count towards satisfying the guideline goals.
Participants, including our NEOs, have until five years from the date of becoming an executive officer, to meet the stock ownership guidelines. All of our NEOs are in compliance with these guidelines, taking into consideration the five-year period from appointment as an executive officer.
The minimum number of shares to be held by each officer is calculated annually on the first business day of March using the average of the stock prices of the company’s common stock on the NYSE for the past month. The stock price for each trading day within the one-month
time period will be the average of the high and low sales prices on the NYSE on that date. In the event of a base salary change or a promotion to a higher executive level, the executive will have five years from the date the change was implemented to acquire additional shares needed to fulfill the stock ownership guidelines. During the first five years, the CNG Committee will review annually each executive’s company stock ownership. After the initial five-year period, the CNG Committee may review these guidelines to include specific penalties for failing to adhere to the recommendations. There may be instances in which the stock ownership guidelines would place a substantial hardship on an executive or unusual circumstances may prevent the executive from complying with the guidelines. These circumstances may apply to all executives in the company, such as a financial crisis impacting the entire stock market or circumstances generating unusual volatility of the company’s share price, or be particular to an individual, such as a court order in the case of a divorce settlement or estate planning transactions. In such circumstances, the guidelines may be waived or modified in the sole discretion of the CNG Committee.
The CNG Committee discussed and agreed that the five-year period to meet their Stock Ownership Guidelines is reset (for the incremental annual base salary piece) for the Officers and Executive Officers as of their move to the new corporate headquarters in Switzerland.

Retirement Benefits
During 2019, Messrs. Esculier and Fioroni participated in our Belgian benefit plans until their relocation to Switzerland where they started to participate in our local Swiss benefit plans. Mr. Deason participated in our US benefit plans, Ms. Brown and Mr. Rens participated in our Belgian benefit plans, and Mr. Brenneke participated in our Swiss benefit plans.
All these plans include retirement, death, disability and medical coverage.
With regard to Belgian retirement contributions, we have agreed to contribute to such plan, on an annual basis, an amount equal to 9% of Mr. Esculier’s base salary and target annual incentive award, and for Messrs. Fioroni, Rens and Ms. Brown amounts equal to 9% of their base salary and 4.5% of their target annual incentive award.
With regard to Swiss retirement contributions, we have agreed to contribute to such plan, on an annual basis, an amount equal to 15% of their base salary from CHF 127,980 up to an upper limit of CHF 846,000.
With regard to US retirement contributions, we have established a tax qualified 401(k) plan, in which all of our U.S. employees are participating, including Mr. Deason. In addition, all employees whose eligible compensation exceeds limits imposed by the U.S. Internal Revenue Code participate in the Supplemental Savings Plan. Under the Supplemental Savings Plan, the company credits a matching contribution of up to 6% on all eligible compensation in excess of the tax code limits, based upon the employee’s contribution election to the tax qualified 401(k) plan.
Perquisites
Perquisites are not a significant portion of our overall compensation program. We provide perquisites that we believe are reasonable, competitive with our peer group and consistent with our overall compensation philosophy. We currently offer to our executive officers, including our NEOs, financial planning, an executive health exam and an executive life insurance policy as well as tax return preparation assistance. In addition, our NEOs working outside of their home country are eligible to receive certain other perquisites, including a housing allowance, home leave, a company car and tuition reimbursement for dependent children.
Payments upon Severance or Change of Control
Under the business manager agreements that we have entered into with our NEOs (discussed below), certain severance benefits will be provided if their service is terminated by us without cause or if they terminate their service for good reason. We believe that severance payments to these officers are appropriate in these specified circumstances and that the amount of the severance benefits is reasonable and necessary to attract and retain superior executive talent. An estimate of the amount of severance benefits that each NEO would receive upon a termination of service as of December 31, 2019, is included in “Executive Compensation—Severance Benefits as of December 31, 2019” below.
Under our Change of Control Severance Plan, we also provide certain payments or other benefits to our executive officers, including our NEOs, in the event of a change of control in order to allow them to act in the best interests of shareholders without the distraction of potential negative repercussions of a change of control on their own position with the company. Severance benefits payable in connection with a change of control are triggered only in the event of both (i) a change of control and (ii) an NEO’s loss of job or resignation on account of material diminution in terms and conditions of employment. This is sometimes referred to as a “double trigger” change of control provision. Our Omnibus Incentive Plan includes similar double trigger default vesting provisions for equity awards granted after January 1, 2017. We do not provide for excise tax gross-up
payments under our Change of Control Severance Plan. An estimate of the amount of change of control benefits that each NEO would receive upon a termination of service in connection with a change of control event as of December 31, 2019, is included under “Change of Control Severance Plan and Omnibus Incentive Plan” below.

Employment Matters
Each of our NEOs has an employment, business manager agreement or offer letter with the company or one of its subsidiaries. Messrs. Esculier and Brenneke relocated to Switzerland. Their Belgium “business manager” agreements were terminated and they moved onto a local Swiss employment contract. Ms. Brown and Mr. Rens continued their employment under a “business manager” agreement. Mr. Deason operates under an offer letter with one of our U.S. subsidiaries and continued to do so after his appointment as CFO & Controller.
Departure of Mr. Roberto Fioroni and appointment of Mr. Sean Deason
On March 28, 2019, Roberto Fioroni provided notice of his voluntary resignation from the company, effective April 1, 2019. As a result, Mr. Fioroni was not entitled to any severance or change in control benefits, and in connection with his departure, Mr. Fioroni forfeited his 2019 AIP award, his cash LTIP award for the 2017-2019, 2018-2020 and 2019-2021 performance periods, as well as all unvested RSUs and PSUs.
On April 1, 2019, the Board of Directors appointed Sean Deason, the Company’s Vice President Controller and Investor Relations, to serve as CFO & Controller of the Company, effective April 1, 2019.
Payment of Special Retention Award to Ms. Lisa Brown
In July 2019, pursuant to the terms of the special retention award granted to her in July 2018, the Company paid Lisa Brown $2,000,000.

Equity Replacement Program with ZF
For twenty-four months after the effective time of the Merger, ZF has agreed to provide WABCO employees, including the NEOs, who continue employment with ZF after the effective time, with (i) at least the same base salary and wage rate as provided immediately prior to the effective time, (ii) incentive compensation opportunities (excluding equity awards) that are no less favorable in the aggregate than those provided immediately prior to the effective time and (iii) employee benefits which are no less favorable in the aggregate than those provided immediately prior to the effective time. In place of the equity-based component of compensation provided by WABCO immediately prior to the effective time, ZF has agreed to establish, promptly after the effective time, a cash-based retention program for the benefit of certain WABCO employees, including WABCO executive officers. Awards under the equity replacement program will consist of cash-based grants equal to two times the value of the target equity compensation award for the applicable employee for 2019, and if the effective time has not occurred as of January 1, 2020, for 2020. Awards will vest in full on the second anniversary of the effective time, subject to continued service through that date, or if earlier, upon a termination of employment by ZF, the surviving corporation or their respective subsidiaries without cause, resignation by the employee for good reason, or upon death or disability. 2019 target equity compensation for NEOs is as follows: $3,300,000 for Mr. Esculier; $500,000 for Mr. Rens; $400,000 for Mr. Deason; $400,000 for Ms. Brown; and $300,000 for Mr. Brenneke.
Clawback
We have adopted a clawback policy that requires the company to recover from any current or former executive officer any compensation received under our AIP for 2012 and subsequent years if such compensation was received by the executive officer during the three-year period preceding the date on which the company files a restatement of any annual audited or unaudited interim financial statements due to material non-compliance
with the financial reporting rules under the federal securities laws. The amount to be recovered is the difference, if any, between what such executive officer received and what such executive officer would have received had the financial measures against which payments were calculated been impacted by the accounting restatement. Under the clawback policy, our Board of Directors, based upon recommendations from the CNG Committee, will have the discretion to determine the amounts to be recouped from such executive officer. The company’s clawback policy will continue to be reviewed for possible changes in order to conform with implementation of the required clawback provisions under the Dodd-Frank Act.
Impact of New Corporate Headquarters Location
As part of our corporate headquarters relocation from Brussels, Belgium to Bern, Switzerland, which is intended to globalize WABCO’s advanced technology strategy, the company has conducted extensive research on the local market cost of living and competitive compensation levels. Based on this study, the CNG Committee approved adjustments to 2019 base salaries and cash incentive targets for certain executives, including Mr. Brenneke, subject to their relocation to Switzerland. These adjustments are aligned with our philosophy of offering target compensation at approximately the median or 50th percentile for similarly-situated executives. Mr. Esculier received no compensation adjustment further to his relocation to Switzerland.
Compensation Committee Interlocks and Insider Participation
None of Messrs. Gross, Montupet or Smith, each of the members of the CNG Committee, has ever been an officer or employee of WABCO or any of its subsidiaries or affiliates. None of our Executive Officers has served on the board of directors or on the compensation committee of any other entity where any officer of such entity served either on the Company’s Board or on its CNG Committee.

Reconciliation of Operating Income to Performance Operating Income and Net Income to Performance Net Income
(Unaudited)

	Year ended December 31, 2019
(Amounts in millions, except per share data)	2019	Sales/ Adj Sales	2018	Sales/ Adj Sales	Chg vs. 2018	% Chg vs. 2018
Operating Income
Reported	$337.1	9.9%	$512.5	13.4%	$(175.4)	(34.2)%
Streamlining costs	27.2		14.3		12.9
Separation costs	0.7		0.9		(0.2)
HQ implementation costs	3.7		0		3.7
Acquisition related costs	41.1		18.0		23.1

Performance Operating Income	$409.8	12.0%	$545.7	14.2%	$(135.9)	(24.9)%
Foreign exchange translational effects	18.4		—		18.4

Adjusted Operating Income	$428.2	12.0%	$545.7	14.2%	$(117.5)	(21.5)%

Pre -Tax Income Attributable to Company
Reported Pre-Tax Income Attributable to Company	$299.2		$443.4		$(144.2)
Streamlining costs	27.2		14.3		12.9
Separation costs	4.3		4.5		(0.2)
HQ implementation costs	3.7		0		3.7
Acquisition related costs	39.1		23.5		15.6

Performance Pre -Tax Income Attributable to Company	$373.5		$485.7		$(112.2)

Net Income Attributable to Company
Reported Net Income Attributable to Company	$245.8		$394.1		$(148.3)
Streamlining costs	27.2		14.3		12.9
Separation costs	4.3		4.5		(0.2)
HQ implementation costs	3.7		0		3.7
Acquisition related costs	39.1		23.5		15.6
Tax items	(16.4)		(18.6)		2.2

Performance Net Income Attributable to Company	$303.7		$417.8		$(114.1)

Performance Net Income per Diluted Common Share	$5.91		$7.87
Common Shares Outstanding – Diluted	51.4		53.1

Report of the Compensation, Nominating and Governance Committee
The Compensation, Nominating and Governance Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. Based on that review and discussion, the members of the Compensation, Nominating and Governance Committee identified below recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

Members of the Compensation, Nominating and Governance Committee:

Thomas S. Gross, Chairman
Jean-Paul L. Montupet
Michael T. Smith

Summary Compensation Table
Set forth below is information concerning the compensation earned by or paid to our NEOs for 2019, 2018 and 2017.

Name and Principal Position (1)	Year	Salary (USD)	Bonus (USD) (2)	Stock Awards (USD) (3)	Non-Equity Incentive Plan Compensation (USD) (4)	All Other Compensation (USD) (5)	Total (USD)
Jacques Esculier	2019	$1,161,833	$150,352	$3,300,059	$2,626,877	$249,382	$7,488,503
Chairman and Chief	2018	$1,100,000		$3,300,212	$3,316,500	$364,008	$8,080,720
Executive Officer	2017	$1,100,000		$3,300,155	$3,669,049	$421,838	$8,491,042
Sean Deason	2019	$385,115	$24,043	$180,230	$347,058	$203,477	$1,139,923
Chief Financial Officer & Controller
Lisa Brown	2019	$414,099	$2,026,723	$400,171	$400,442	$81,330	$3,322,765
Chief Legal Officer & Company Secretary	2018	$405,000		$400,179	$516,551	$76,598	$1,398,328
Nick Rens	2019	$415,439	$33,313	$600,139	$480,781	$142,493	$1,672,165
President EMEA Region	2018	$400,363		$400,179	$623,787	$127,835	$1,552,164
	2017	$390,287		$500,212	$688,703	$119,588	$1,698,790
Christian Brenneke	2019	$426,300	$19,350	$300,069	$317,055	$242,964	$1,305,738
Chief Technology Officer	2018	$288,750		$600,334	$322,921	$124,986	$1,336,991
Roberto Fioroni	2019	$149,333	$0	$500,037	$0	$63,309	$712,679
Former Chief Financial Officer	2018	$256,667		$1,600,288	$478,665	$211,048	$2,546,668

(1)	Certain amounts shown in the “Summary Compensation Table,” including salary, were paid in Euros or in Swiss Francs and converted into U.S. dollars at the conversion rate of one euro to 1.1 U.S. dollars and one Swiss Franc to one U.S. dollars which is the rate used for our 2019 Operating Plan.

(2)	Represents the discretionary increase of the AIP payout from 74.35% to 85.0%, as well as the payment of Ms. Brown’s retention award ($2,000,000) in July 2019.

	Discretionary Bonus Payment for 2019	% of Total 2019 Compensation
Jacques Esculier	$150,352	2.01%
Sean Deason	$24,043	2.11%
Lisa Brown	$26,723	0.80%
Nick Rens	$33,313	1.99%
Christian Brenneke	$19,350	1.48%
Roberto Fioroni	$0	NA

(3)	Amounts set forth in this column represent the aggregate grant date fair value of RSUs and PSUs in accordance with FASB ASC Topic 718 and are based on the probable outcome of the applicable performance conditions and excluding the impact of forfeitures related to service vesting conditions. For these purposes, PSUs are assumed to have been settled in amounts of common stock that would occur if the company meets its performance criteria at 100% of target. Assuming the highest level of performance conditions will be achieved, the number of performance shares would be 200% of the values reported for PSUs in the Grant of Plan-Based Awards table that immediately follows the Summary Compensation Table. Reported amounts are based on our FASB ASC Topic 718 assumptions and valuation methodology described in the Notes to Consolidated Financial Statements in our Annual Report on Form
10-K
for the fiscal years ended December 31, 2019, 2018 and 2017 (Note 8 (“Stock-Based Compensation”) for fiscal years 2019, 2018 and 2017).

(4)	Amounts included in this column represent the cash amounts earned in respect of (a) annual performance-based cash awards made under the 2019 AIP annual performance period and (b) long-term performance-based cash awards earned under the long-term incentive plan for the performance period beginning on January 1, 2017, and ending on December 31, 2019.

	Annual Incentive Payment for 2019	Long-Term Incentive Payment for 2017-2019 Performance Period
Jacques Esculier	$1, 049,648	$1,577,229
Sean Deason	$167,845	$179,213
Lisa Brown	$186,559	$213,883
Nick Rens	$232,563	$248,218
Christian Brenneke	$135,088	$181,967
Roberto Fioroni	$0	$0

(5)	The following table provides information regarding the compensation disclosed in the All Other Compensation column. This information includes identification and quantification of each perquisite and personal benefit received by each NEO, regardless of amount.

	Premium for Life Insurance (1)	Defined Contribution Plan Contributions (2)	Health Care Reimbursements (3)	Perquisites and Other Personal Benefits (4)	Total
Jacques Esculier	$55,702	$153,760	$21,875	$18,045	$249,382
Sean Deason	$953	$19,000	$21,230	$162,294	$203,477
Lisa Brown	$14,709	$48,929	$1,728	$15,964	$81,330
Nick Rens	$41,795	$51,707	$4,249	$44,742	$142,493
Christian Brenneke	$8,326	$116,810	$12,740	$105,088	$242,964
Roberto Fioroni	$6,202	$22,214	$4,778	$30,115	$63,309

(1)	Includes total amount of premiums paid by us for Group Life Insurance and long-term disability coverage that are not generally available to salaried employees.
(2)	Includes employer contributions to the Belgian, Swiss and U.S. group insurance plan. For Messrs. Esculier and Fioroni, their contributions reflect two months in 2019 on the Belgian group insurance and respectively 10 months and 2 months on the Swiss group insurance since they moved to Switzerland on March 1, 2019.
(3)	Includes health care reimbursements to private schemes in Belgium, in Switzerland and in the U.S. for Messrs. Esculier, Deason, Rens, Brenneke, Fioroni and Ms. Brown. For Messrs. Esculier and Fioroni, their contributions reflect two months in 2019 on the Belgian private scheme and respectively 10 months and 2 months on the Swiss private scheme since they moved to Switzerland on March 1, 2019.
(4)	The following table includes the costs to the company of our executive perquisites as well as benefits payable under our international mobility policy. The business manager agreements for our NEOs based outside the U.S. provide for reimbursement of certain costs and expenses associated with the NEO relocating to, and living in, another country, similar to the benefits we provided under our expatriate policy for employees who are asked to relocate from their home country in connection with their work assignments. We believe that these types of benefits are appropriate for employees who accept long-term foreign assignments for the company’s convenience. The level of benefits that we provide, such as the goods and services
(cost-of-living)
adjustment and the housing differentials, are determined based upon the advice provided to the company by outside consultants. We do not provide any special benefits to our NEOs under this policy that our other expatriate employees are not eligible to receive:

	Financial Planning	Company Car	Housing and Utilities	School Fees	Tax Allowance	Other Allowance	Total
Jacques Esculier	$5,406	$0	$0	$0	$0	$12,639	$18,045
Sean Deason	$0	$24,278	$35,746	$85,723	$15,539	$1,008	$162,294
Lisa Brown	$0	$15,964	$0	$0	$0	$0	$15,964
Nick Rens	$17,799	$26,943	$0	$0	$0	$0	$44,742
Christian Brenneke	$15,650	$22,788	$34,350	$0	$0	$32,300	$105,088
Roberto Fioroni	$0	$7,051	$23,064	$0	$0	$0	$30,115
Grants of Plan-Based Awards
In 2019, the NEOs were granted annual and long-term cash incentive award opportunities, PSUs and RSUs. The columns under the “Estimated Future Payouts under
Non-Equity
Incentive Plan Awards” heading show the target and maximum amounts that were established for cash-based awards on the grant date. Actual payouts for the 2019 annual incentive are reflected in the
“Non-equity
Incentive Compensation Plan” column of the Summary Compensation Table. The columns under the “Estimated Future Payouts under Equity Incentive Plan Awards” heading show the number of PSUs that would be earned upon achieving performance at target and at the maximum level. The “All Other Stock Awards” column shows the amount of RSUs granted to each NEO. We did not grant stock options during 2019.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	Market Price on Grant Date ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($/Sh) (6)
	Type of Award	Grant Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)
Jacques Esculier	Cash LTIP (1)	3/27/2019	$1,197,000	$2,394,000
	AIP (2)	2/04/2019	$1,316,700	$5,266,800
	PSU (3)	2/22/2019			14,044	28,088		$117.49	$1,650,030
	RSU (4)	2/22/2019					14,044	$117.49	$1,650,030
Sean Deason	Cash LTIP (1)	3/27/2019	$168,000	$336,000
	AIP (2)	2/04/2019	$252,000	$1,008,000
	PSU (3)	2/22/2019			767	1,534		$117.49	$90,115
	RSU (4)	2/22/2019					767	$117.49	$90,115
Lisa Brown	Cash LTIP (1)	3/27/2019	$167,280	$334,560
	AIP (2)	2/04/2019	$250,920	$1,003,680
	PSU (3)	2/22/2019			1,703	3,406		$117.49	$200,085
	RSU (4)	2/22/2019					1,703	$117.49	$200,085
Nick Rens	Cash LTIP (1)	3/27/2019	$191,507	$383,014
	AIP (2)	2/04/2019	$297,900	$1,191,599
	PSU (3)	2/22/2019			2,554	5,108		$117.49	$300,069
	RSU (4)	2/22/2019					2,554	$117.49	$300,069
Christian Brenneke	Cash LTIP (1)	3/27/2019	$173,040	$346,080
	AIP (2)	2/04/2019	$173,040	$692,160
	PSU (3)	2/22/2019			1,277	2,554		$117.49	$150,035
	RSU (4)	2/22/2019					1,277	$117.49	$150,035
Roberto Fioroni (7)	Cash LTIP (1)	3/27/2019	$198,000	$396,000
	AIP (2)	2/04/2019	$308,000	$1,232,000
	PSU (3)	2/22/2019			2,128	4,256		$117.49	$250,019
	RSU (4)	2/22/2019					2,128	$117.49	$250,019

(1)	These cash-based awards relate to a three-year performance period, beginning on January 1, 2019, and ending on December 31, 2021. Each award was granted under the long-term incentive plan for officers and key employees of WABCO and becomes payable, if at all, subject to each NEO’s continued employment during such period (except in the case of death or disability) and the achievement of pre-established
performance objectives established by our CNG Committee. The maximum level of award listed above is the maximum amount permitted to be paid in respect of such award under the terms of such award, which is 200% of the target award. The amounts mentioned under the target and maximum columns, respectively, are based on the base salary and LTIP targeted percentage applicable after the CNG Committee review in May 2019. There are no threshold performance levels set for these awards, but awards may fall below target or to zero, depending on performance.

(2)	These cash-based annual incentive awards are granted to our NEOs under our Omnibus Incentive Plan. Under the terms of our annual incentive program, each NEO could earn up to a maximum of 400% of his target award, if the performance goals for the period are exceeded and the individual performance score is also rated at maximum. While technically possible, we do not believe that such an award level would ever be achieved. The maximum level of award listed above is the maximum amount permitted to be paid in respect of that particular award under the terms of such award, subject to further limitations included in our Omnibus Incentive Plan. The amounts mentioned under the target and maximum columns, respectively, are based on the base salary and AIP targeted percentage applicable after the CNG Committee review in May 2019. Awards may fall below target or to zero, depending on performance. The actual amounts that were earned in respect of these awards for 2019 are listed in the Summary Compensation Table above under the columns entitled “Bonus” and
“Non-Equity
Incentive Plan Compensation.”

(3)	Grants of PSUs made to the NEOs as part of our annual equity awards under our long-term incentive plan under the Omnibus Incentive Plan. Each grant has three-year cliff vesting subject to the NEO’s continued employment with the company or subsidiary; however, the number of units distributed will depend on the three-year cumulative performance EPS achievement. The number of PSUs which can be earned in our plan can vary between 0—200% of the target units based on actual performance. Dividends are paid only on shares of common stock issued in settlement of vested PSUs. Additionally, our Omnibus Incentive Plan prohibits the payment of dividend equivalents on unvested PSUs.

(4)	These grants of RSUs were made to the NEOs as part of our annual equity awards under our long-term incentive plan under the Omnibus Incentive Plan. These grants will become vested, generally subject to the NEOs’ continued employment with the company or a subsidiary, in three equal installments on the first three anniversaries of the grant date. Holders of unvested RSUs may be entitled to dividend equivalents under our Omnibus Incentive Plan.

(5)	Fair market value is defined as the closing price reported on the principal national exchange on which WABCO’s common stock is listed for trading on the immediately preceding business day. This is a common method to determine fair market value for the purposes of these awards, and is an accepted method of establishing such value for federal income tax purposes.

(6)	Represents the grant date fair value of PSUs and RSUs, determined in accordance with ASC Topic 718, with payout at target.

(7)	Mr. Fioroni separated from the company on April 30, 2019, and all grants made to him in 2019 were forfeited.

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth information on outstanding equity awards held by our NEOs on December 31, 2019.

	Number of Shares or Units of Stock - Unvested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (9)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (9)
Jacques Esculier	14,044	(1)	$1,902,962
	7,818	(2)	$1,059,339
	4,792	(3)	$649,316
				14,044	(6)	$1,902,962
				11,727	(7)	$1,589,009
				14,376	(8)	$1,947,948
Sean Deason	767	(1)	$103,929
	427	(2)	$57,859
	1,674	(4)	$226,827
	262	(3)	$35,501
				767	(6)	$103,929
				640	(7)	$86,720
				785	(8)	$106,368
Lisa Brown	1,703	(1)	$230,757
	948	(2)	$128,454
	509	(3)	$68,970
				1,703	(6)	$230,757
				1,422	(7)	$192,681
				1,525	(8)	$206,638
Nick Rens	2,554	(1)	$346,067
	948	(2)	$128,454
	727	(3)	$98,509
				2,554	(6)	$346,067
				1,422	(7)	$192,681
				2,179	(8)	$295,255
Christian Brenneke	1,277	(1)	$173,034
	712	(2)	$96,476
	2,091	(5)	$283,331
	436	(3)	$59,078
				1,277	(6)	$173,034
				1,067	(7)	$144,579
				1,307	(8)	$177,099
Roberto Fioroni(10)

(1)	Reflects RSUs related to WABCO common stock. These units vest at the rate of 33.3% per year with vesting dates of 2/22/20, 2/22/21 and 2/22/22, subject to the NEO’s continued employment with the company.

(2)	Reflects RSUs related to WABCO common stock. These units vest at the rate of 50% per year with vesting dates of 2/21/20 and 2/21/21, subject to the NEO’s continued employment with the company.

(3)	Reflects RSUs related to WABCO common stock. These units vested on 2/22/20.

(4)	Reflects RSUs related to WABCO common stock. These units will fully vest on 10/25/2020 subject to the NEO’s continued employment with the company.

(5)	Reflects RSUs related to WABCO common stock. These units will fully vest on 1/1/2021 subject to the NEO’s continued employment with the company.

(6)	Reflects unvested PSUs related to WABCO common stock. These units vest, if at all, on 2/22/2022, subject to the NEO’s continued employment and only if the company achieves certain goals related to cumulative performance earnings per share over the three-year period ending on 12/31/2021.

(7)	Reflects unvested PSUs related to WABCO common stock. These units vest, if at all, on 2/21/2021, subject to the NEO’s continued employment and only if the company achieves certain goals related to cumulative performance earnings per share over the three-year period ending on 12/31/2020.

(8)	Reflects PSUs related to WABCO common stock. The performance target for these PSUs was related to our three-year cumulative performance EPS for the 2017-2019 performance cycle. In February 2020, our CNG Committee certified the achievement of the PSU performance target at 159.94%. Accordingly, on February 22, 2020, our NEOs received shares of our common stock as follows: Mr. Esculier, 22,993 shares; Mr. Rens, 3,486 shares; Ms. Brown, 2,440 shares; Mr. Brenneke, 2,091 shares; and Mr. Deason, 1,256 shares.

(9)	Values in this column are based on the closing price of a share of our common stock on December 31, 2019, the last trading day in 2019, i.e., $135.50.

(10)	Mr. Fioroni held no equity awards at the end of fiscal year 2019.

Option Exercises and Stock Vested
The following table sets forth information about RSUs that vested in 2019.

	Stock Awards
	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($) (2)
Jacques Esculier	40,769	$4,791,240
Sean Deason	2,226	$261,203
Lisa Brown	2,926	$343,932
Nick Rens	6,060	$712,146
Christian Brenneke	2,251	$264,587
Roberto Fioroni	—	$—

During 2019, the NEOs did not exercise any options to purchase WABCO common stock.
(1)	Represents the gross number of shares acquired upon vesting of RSUs without deduction of any shares withheld to satisfy applicable tax obligations. The number reported in this column includes shares acquired upon vesting of RSUs and PSUs.

(2)	Represents the value of vested RSUs and PSUs calculated by multiplying the gross number of vested RSUs and PSUs by the closing trading price of a share of WABCO’s stock on the trading day immediately before the vesting date.

Nonqualified Deferred Compensation
The following table sets forth information about deferred compensation benefits accrued by our NEOs in 2019:

	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Jacques Esculier	—	—	$10,551	—	$582,566
Sean Deason	—	—	—	—	—
Lisa Brown	—	—	—	—	—
Nick Rens(1)	$226,106—	$7,359—	—	—	$1,517,348
Christian Brenneke	—	—	—	—	—
Roberto Fioroni	—	—	—	—	—

(1)	Mr. Rens, who was employed in our Belgian subsidiary, elected to participate in a nonqualified deferred compensation plan where he contributed in 2019 for half of his AIP award earned for the year 2018. The nonqualified deferred compensation plan was implemented in 2008 and is available to all senior executives in Belgium. Participants may contribute up to half of their annual bonus and the balance in the plan is distributed to participants upon reaching retirement age.

Other Retirement Plans
Messrs. Esculier, Deason, Rens, Brenneke, Fioroni and Ms. Brown participated in our Belgian, Swiss and U.S. group insurance plans which include retirement in the form of a defined contribution plan.
Potential Post-Employment Payments
Severance Arrangements
Messrs. Esculier, Rens, Brenneke and Ms. Brown would have been entitled to severance payments in the event their employment was involuntarily terminated by us without cause or they terminated their employment with us for good reason (as defined below) on December 31, 2019. Mr. Esculier would be paid a lump sum amount equal to two times 225% of his annual base salary at the time of termination. Ms. Brown and Mr. Rens would be paid a lump sum amount equal to one and one-half
times their annual base salary at the time of termination, plus one and one-half
times their then-current annual incentive target award. In addition, Ms. Brown’s and Mr. Rens’ group insurance and group medical coverage would be continued for up to 18 months following termination and reimbursement of financial planning services of up to $5,000 would be provided if such expenses are submitted within one year of termination of employment. Mr. Brenneke would be paid a lump sum amount equal to one-half
times 155% of his annual base salary at the time of termination. Mr. Deason would not have been entitled to severance payments.
Payment of some or all of these amounts to an executive subject to U.S. taxation on compensation income may be delayed for six months following a participant’s termination, or the period over which welfare benefits are provided may be shortened, to the extent required to avoid subjecting the participant to additional taxes or accelerated income recognition under Section 409A of the Internal Revenue Code. These contractual severance benefits would be offset by any statutory entitlements to which any of the NEOs may become entitled under applicable law. The terms “good reason” and “cause” as referenced herein have the same meaning as in the Change of Control Severance Plan described below. These severance payments and benefits would not be payable in the event Messrs. Esculier, Deason, Rens, Brenneke and Ms. Brown are entitled to benefits under the Change of Control Severance Plan in connection with their termination of employment.
Severance Benefits as of December 31, 2019
The table below illustrates the estimated amount of severance benefits and the value of continued welfare benefits that would have been payable to each of Messrs. Esculier, Deason, Rens, Brenneke and Ms. Brown if his or her employment had been terminated by the company without cause or if such officer had terminated his employment for good reason under the agreements described above on December 31, 2019, and assuming that such terminations occurred prior to the occurrence of a change of control. The actual amounts payable in the event that any of the NEOs below incurred a qualifying termination would likely be different from the amounts shown below, depending on such NEO’s then-current compensation at the date of termination.

	Cash Severance Benefits (1)	Value of Continued Welfare Benefits and Financial Planning Reimbursement (2)	Total Value of Termination Benefits Payable
Jacques Esculier	$8,386,500	—	$8,386,500
Sean Deason	—	—	—
Lisa Brown	$1,003,679	$103,049	$1,106,728
Nick Rens	$1,085,206	$151,627	$1,236,833
Christian Brenneke	$991,148	—	$991,148

(1)	Column (1) reflects, for Mr. Esculier, two times 225% annual base salary as of December 31, 2019, plus the target amount ($3 million) under the special cash LTIP award; for Ms. Brown and Mr. Rens, one and one-half
times annual base salary as of December 31, 2019, plus one and one-half
times the AIP target as of December 31, 2019 and, for Mr Brenneke one-half
times 155% annual base salary as of December 31, 2019.

(2)	Column (2) reflects, for Ms. Brown and Mr. Rens, the estimated value of company-provided group insurance plan and group medical coverage for 18 months and reimbursement of financial planning services of up to $5,000 for one year.

Change of Control Severance Plan and Omnibus Incentive Plan
A group of approximately twenty key executives of the company, including our current NEOs, participate in the WABCO Change of Control Severance Plan. Under the Change of Control Severance Plan, participants are entitled to severance benefits and company-paid outplacement services in the event their service with the company is involuntarily terminated by us (or any successor to us) without cause or they terminate their service with the company for good reason, in each case, within twenty-four months after the occurrence of a change of control of the company. Under these circumstances, Messrs. Esculier, Deason and Ms. Brown would be paid a lump sum amount equal to three times their annual base salary at the time of termination, plus three times their then-current annual incentive target award. Messrs. Rens and Brenneke would be paid a lump sum amount equal to two times their respective annual base salary at the time of termination or departure, plus two times their then-current annual incentive target award. In addition, group insurance and group medical coverage will be continued for up to thirty-six
months for Messrs. Esculier and Deason and Ms. Brown, and twenty-four months for Messrs. Rens and Brenneke. All our active NEOs are also eligible to receive reimbursement of financial planning services of up to $5,000 if such expenses are submitted within one year of the executive’s termination of service with the company. Payment of some or all of these amounts may be delayed for six months following the termination of an officer’s service with the company, or the period over which welfare benefits are provided to the executives may be shortened, to the extent required to avoid subjecting the executive to additional taxes or accelerated income recognition under Section 409A of the Internal Revenue Code. These contractual severance benefits will be offset by any statutory entitlements to which any of the executives, including the NEOs, may become entitled under applicable law. We do not provide for excise tax gross-up
payments under our Change of Control Severance Plan.
For purposes of the entitlement to severance benefits under the Change of Control Severance Plan, “cause” means a participant’s (1) willful and continued failure to substantially perform his or her duties with the company or any subsidiary after a demand for substantial performance is made identifying the manner in which it is believed that such participant has not substantially performed his or her duties and such participant is provided a period of thirty (30) days to cure such failure, (2) conviction of, or plea of nolo contendere to, a felony, or (3) the willful engaging by such participant in gross misconduct materially and demonstrably injurious to the company or any subsidiary or to the trustworthiness or effectiveness of the participant in the performance of his or her duties. Under the Change of Control Severance Plan, “good reason” is defined to mean the occurrence of any of the following events, without the written consent of the participant, so long as the participant actually terminates service with the company within 90 days of the occurrence of such event:
1.	an adverse change in the participant’s position or status as an executive or a material diminution in the participant’s duties, authority, responsibilities or status;
2.	relocation of the participant’s principal place of service with the company to a location more than 30 miles away from the participant’s prior principal place of service with the company;
3.	a reduction in the participant’s base salary;
4.	the taking of any action by the company or a subsidiary that would substantially diminish the aggregate projected value of such participant’s award opportunities under the incentive plans in which he or she was participating; or
5.	the taking of any action that would substantially diminish the aggregate value of the benefits provided to the participant under the medical, health, accident, disability, life insurance, thrift and retirement plans in which he or she was participating (unless resulting from a general change in benefits applicable to all similarly-situated employees).
However, a participant may not terminate his or her service with the company for good reason on account of any of the events or actions described in items 3, 4 and 5 above, if such event or action is part of a cost savings program and any adverse consequences for the executive of such events or action applies proportionately to all similarly-situated executives.
Our annual incentive and long-term cash-based incentive awards vest upon a change in control based on calculation of actual performance during the performance period until the change in control. PSUs are earned and vest at the “target” level of performance upon a change of control. Our Omnibus Incentive Plan includes double trigger default vesting provisions for all equity awards granted on or after January 1, 2017.
For purposes of the Change of Control Severance Plan and the Omnibus Incentive Plan, a “change of control” is defined to include the occurrence of any of the following events:
(i) a person (other than WABCO, any of its subsidiaries or any employee benefit plan maintained by WABCO or any of its subsidiaries) is or becomes the beneficial owner, directly or indirectly, of securities of the company representing 20% or more of the combined voting power of WABCO’s then-outstanding securities (or 25% to the extent that, prior to meeting the 20% threshold, the non-management
members of our Board unanimously adopt a resolution consenting to such acquisition by such beneficial owners);

(ii) during any consecutive
24-month
period, individuals who at the beginning of such period constitute our Board, together with those individuals who first become directors during such period (other than by reason of an agreement with WABCO or our Board in settlement of a proxy contest for the election of directors) and whose election or nomination for election to our Board was approved by a vote of at least two-thirds
of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board;
(iii) the consummation of any merger, consolidation, recapitalization or reorganization involving WABCO, other than any such transaction immediately following which the persons who were the beneficial owners of the outstanding voting securities of WABCO immediately prior to such transaction are the beneficial owners of at least 55% of the total voting power represented by the voting securities of the entity surviving such transaction or the ultimate parent of such entity in substantially the same relative proportions as their ownership of WABCO’s voting securities immediately prior to such transaction; provided that, such continuity of ownership (and preservation of relative voting power) shall be deemed to be satisfied if the failure to meet such threshold (or to preserve such relative voting power) is due solely to the acquisition of voting securities by an employee benefit plan of WABCO, such surviving entity, any subsidiary or any subsidiary of such surviving entity;
(iv) the sale of substantially all of the assets of WABCO to any person other than any subsidiary or any entity in which the beneficial owners of the outstanding voting securities of WABCO immediately prior to such sale are the beneficial owners of at least 55% of the total voting power represented by the voting securities of such entity or the ultimate parent of such entity in substantially the same relative proportions as their ownership of WABCO’s voting securities immediately prior to such transaction; or
(v) the shareholders of WABCO approve a plan of complete liquidation or dissolution of WABCO.
Pending Merger with ZF Friedrichshafen AG
On March 28, 2019, we entered into an Agreement (the “Merger Agreement”) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. Consummation of the Merger is subject to customary closing conditions and remaining regulatory approvals
The proxy statement that was filed with the SEC on May 20, 2019 in connection with the merger (the “Merger Proxy”) identified potential change in control payments to our named executive officers in connection with the merger. These identified payments in the Merger Proxy differ from the information set forth below due to different disclosure requirements, time periods and assumptions. The actual payments named executive officers will receive, if any, will differ from the information set forth in the Merger Proxy and from what is set forth below.
Change of Control Benefits as of December 31, 2019
The table set forth below illustrates the amount that would be payable to each of our current NEOs under the Change of Control Severance Plan and the Omnibus Incentive Plan in the event that a change of control occurred on December 31, 2019, a qualifying termination occurred on or within twenty-four months after such change of control, all then outstanding stock options and restricted stock units became fully vested and the performance stock units vested based on achieving the target level of performance. The amounts listed in the table below are only estimates of the amounts that would have been payable in the event that a change of control had occurred on December 31, 2019, based on the assumptions described in this section. The actual amounts payable in the event that a change of control does occur will be more or less than the amounts shown below, depending on the actual terms and conditions of any such event and the facts and circumstances actually prevailing at the time of such event. Thus, the actual amount payable in the event of a change of control could be significantly greater or less than the estimated amounts shown in the table below.

	Total Value of Termination Benefits Payable (b) (1)	Total Value of Equity Acceleration (c) (2)	Total Value of Incentive Award Acceleration (d) (3)	Total Value of Benefits Payable Due to a Change of Control (e) (4)(5)
Jacques Esculier	$8,240,112	$9,051,536	$6,219,877	$23,511,525
Sean Deason	$2,144,547	$721,131	$424,196	$3,289,874
Lisa Brown	$2,208,456	$1,058,255	$484,026	$3,750,737
Nick Rens	$1,647,444	$1,407,032	$575,387	$3,629,863
Christian Brenneke	$1,492,032	$1,106,629	$397,665	$2,996,326
Roberto Fioroni	$0	$0	$0	$0

(1)	For the purposes of this table, base salary as of December 31, 2019, was used for all the NEOs.

For Messrs. Esculier and Deason and Ms. Brown, these amounts reflect three times annual base salary as of December 31, 2019, plus three times the annual incentive plan target as of December 31, 2019, and the estimated value of company-provided group insurance plan and group medical coverage for three years and reimbursement of financial planning services up to $5,000 for one year.
For Messrs. Rens, Brenneke, this amount reflects two times annual base salary as of December 31, 2019, plus two times the annual incentive plan target as of December 31, 2019, and the estimated value of company-provided group insurance plan and group medical coverage for two years and reimbursement of financial planning services up to $5,000 for one year.
All participants in the Change of Control Severance Plan are eligible for company-paid outplacement services. The value of such benefits is not currently known and therefore not included in these estimates.
(2)	These estimates include, (i) in the case of stock options, the difference between the change in control stock price and the applicable exercise price multiplied by the total number of outstanding stock options, (ii) in the case of RSUs, the change in control stock price multiplied by the total number of RSUs and (iii) in the case of PSUs, the change in control stock price multiplied by the target number of PSUs, except that the PSUs granted before the amendment and restatement of the Omnibus Incentive Plan are included at 95% because only a pro-rated
portion of those awards vests. The number of unvested stock options, the number of outstanding RSUs, and the number of outstanding PSUs at target are represented in the “Number of Securities Underlying Unexercised Options—Unexercisable (#),” the “Number of Shares or Units of Stock—Unvested (#)”, and the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested” columns, respectively, of the Outstanding Equity Awards at Fiscal
Year-End
table. The estimates in this column were calculated assuming that the price paid for the company’s common stock in connection with the assumed change of control was $135.50, which was the closing price of a share of company stock on December 31, 2019, the last trading day of 2019.
(3)	Column (d) represents the actual AIP and LTIP cash awards for performance cycles concluding on December 31, 2019, and the pro-rata
cash awards for LTIP performance cycles
in-progress
as of December 31, 2019.
For Mr. Esculier, these amounts represent $1,049,648 , $1,577,229, $418,319 and $174,681 for the 2019 AIP, 2017-2019, 2018-2020 and 2019-2021 long-term incentive plan performance cycles, respectively. For Mr. Esculier column (d) also represents the target amount ($3 million) under the special cash LTIP award.
For Mr. Deason, these amounts represent $167,845 , $179,213, $53,068 and $24,070 for the 2019 AIP, 2017-2019, 2018-2020 and 2019-2021 long-term incentive plan performance cycles, respectively.
For Ms. Brown, these amounts represent $186,559 , $213,883, $59,060 and $24,524 for the 2019 AIP, 2017-2019, 2018-2020 and 2019-2021 long-term incentive plan performance cycles, respectively.
For Mr. Rens, these amounts represent $232,563 , $248,218, $66,662 and $27,944 for the 2019 AIP, 2017-2019, 2018-2020 and 2019-2021 long-term incentive plan performance cycles, respectively.
For Mr. Brenneke, these amounts represent $135,088 , $181,967, $55,282 and $25,328 for the 2019 AIP, 2017-2019, 2018-2020 and 2019-2021 long-term incentive plan performance cycles, respectively.
(4)	Sum of (b) through (d).
(5)	These amounts may be subject to reduction in order to maximize the net after-tax
benefit to an executive who is subject to U.S. taxes on his WABCO compensation and benefits. As mentioned under “Payments upon Severance or Change of Control” in the Compensation Discussion and Analysis section of this Annual Report on Form
10-K,
the company removed the excise tax
gross-up
payment provisions included in the Change of Control Severance Plan, effective as of January 1, 2012.
(6)	Mr. Fioroni resigned from his position as CFO effective April 1, 2019 and, as of that date, he is no longer entitled to any payments under our Change of Control Severance Plan.

CEO Pay Ratio
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees (excluding our CEO), the annual total compensation of our principal executive officer, Mr. Esculier, and the ratio of these two amounts. Because the SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions, to apply certain exclusions and to make reasonable estimates that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable with the pay ratio that we have reported.
Background
WABCO is a global company with presence in various regions of 40 countries. When identifying the median employee, we took into account employees from all our locations employed by us or our subsidiaries active at the company on November 21, 2017. As of November 21, 2017, our employee population consisted of approximately 13,700 individuals, of which approximately 1,300 or 10% were working in the United States, 12,400 or 90% were working outside of the United States. More than 8,000 or 60% of our employees located outside the US are employed in locations where the cost of living is significantly below the United States including emerging markets such as Brazil, China, India, Poland and Russia.
Methodology
Our company did not have any material changes in 2019 to our population or compensation programs that would materially impact our CEO pay ratio disclosure. As per SEC rules, we will therefore keep the same median employee identified in 2017 for our 2019 pay ratio disclosure.
As permitted under SEC rules, we used the following compensation elements to determine our median employee:
•	Base Salary: Annualized salary rates for full-time salaried employees and hourly pay rates and scheduled annual hours for hourly employees as reasonable estimates of base pay earned in 2017.
•	Annual Incentives paid in 2017 such as: Corporate Bonus (AIP), Local Bonuses and Commissions.
•	Long-Term Incentives such as: long-term cash incentives paid in 2017 and equity grants made during 2017 based on the grant date value.
The compensation elements reported above have been converted from local currency into USD with the WABCO exchange rates available on the cut date (November 21, 2017).
Pay Ratio
The median employee’s 2019 compensation was calculated consistent with the way Mr. Esculier’s total compensation has been determined in the Summary Compensation Table. We determined that the median employee has a compensation of $51,176 and we compared it to Mr. Esculier’s 2019 compensation to determine the CEO pay ratio as follows:

CEO Annual Compensation	$7,488,503
Median Employee Annual Compensation	$51,176
CEO to Median Employee Pay Ratio	146.3
We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
using the data and assumptions described above.

Director Compensation
The CNG Committee recommends to the full Board of Directors the compensation of the company’s non-management
directors, including the amount of equity awards that should be granted annually to such directors. The Board of Directors must approve any change to the compensation payable to the company’s non-management
directors, whether in the form of cash or equity awards. The Board of Directors has responsibility for administering the Omnibus Incentive Plan in respect of the company’s non-management
directors. Neither the CNG Committee nor the Board of Directors has delegated any of its responsibilities regarding the compensation of the company’s non-management
directors.
The CNG Committee periodically reviews the aggregate compensation payable to the company’s non-management
directors to determine that the level of equity awards made under the Omnibus Incentive Plan and the amount of cash compensation payable in respect of the annual retainer fee, the meeting attendance fees, the fees for service as a chair of the standing committees of the Board and the fees for our Lead Director continue to be appropriate and consistent with the practices generally applicable at public companies of comparable size and in similar industries. As part of this review, the CNG Committee considers whether the allocation between cash and equity-based compensation continues to be appropriate. In connection with its review, the CNG Committee may request from time to time that the independent executive compensation consultant retained by the CNG Committee, PM, review the pertinent data and advise on the competitiveness and appropriateness of the company’s compensation arrangements for its non-management
directors. The CNG Committee also seeks input from the current Chairman and Chief Executive Officer and Chief Human Resources Officer of the company with respect to any recommendations that it may make regarding changes to the compensation program for non-management
directors, but no other executive officer has any substantive role in the setting of such compensation.
2019 Director Compensation Program
Under the 2019 director compensation program, each
non-management
director, except Mr. Montupet, was paid an annual retainer of $195,000, of which $80,000 was paid in cash on a quarterly basis. The remaining $115,000 was paid in the form of deferred stock units (“DSUs”). Our Lead Director is usually entitled to receive an annual retainer of $215,000, of which $100,000 is paid in cash on a quarterly basis and the remaining $115,000 is paid in the form of DSUs. The Chairs of the Audit and CNG Committees received additional annual retainers of $15,000.
All
non-management
directors received $1,500 per day for attendance at
in-person
Board or committee meetings and $750 for attendance at telephonic Board or committee meetings (or for attending in-person
meetings by telephone). Directors were also reimbursed for reasonable expenses incurred to attend meetings.
Equity Retainer—Deferred Stock Units
All our
non-management
directors received the equity portion of their annual retainer during 2019 in the form of fully vested DSUs. The DSUs were granted at the Board of Directors meeting coinciding with the 2019 Annual Meeting of Shareholders (“2019 May Board Meeting”) and were based on the closing price of the company’s stock on the trading day preceding the 2019 May Board Meeting. Each DSU provides a non-management
director the right to the issuance of a share of our common stock, within ten days after the earlier of the director’s death or disability, the
13-month
anniversary of the grant date or the director’s separation from service. Our non-management
directors may choose to defer the receipt of shares for five or more years. A non-management
director may not elect to accelerate the issuance of stock from a DSU. DSUs that will be provided to our non-management
directors for the 2020 fiscal year will be granted in the same manner as in 2019.
All equity granted to our
non-management
directors is issued under the company’s Omnibus Incentive Plan.
Deferred Compensation Plan
The Board of Directors adopted the WABCO Holdings Inc. Deferred Compensation Plan in December 2007. While the Deferred Compensation Plan is by its terms open to all non-management
directors and executive officers, the Board has determined that only non-management
directors will currently be entitled to participate in the Deferred Compensation Plan. The Deferred Compensation Plan permits the non-management
directors to defer receipt of all or part of the cash portion of their retainer, meeting fees and any other amounts specified under the plan into either an interest-bearing account or notional shares of WABCO common stock, as elected by the participant at the time he or she makes the election to defer the compensation. Once allocated to the interest account or the stock account, a participant may not change the manner in which the amounts deferred are deemed invested. The Deferred Compensation Plan provides that the company may also make discretionary contributions (including discretionary matching contributions) in addition to the amounts electively deferred by a participating non-management
director. No discretionary matching contributions have been made on behalf of non-management
directors since the
Spin-off.
None of our
non-management
directors elected to participate in 2019.

Director Stock Ownership Guidelines
Under our stock ownership guidelines, our
non-management
directors are required to own shares of our common stock with a value equal to five times their annual cash retainer fees. The chair retainers are not counted towards the required ownership targets, except for the Lead Director’s premium. The guidelines provide that our non-management
directors have until January 1, 2016, or five years from the date of becoming a non-management
director, whichever is later, to attain such ownership levels. As of March 1, 2020, all non-management
directors were in compliance with the stock ownership guidelines based on 2019 compensation levels. See “Compensation Discussion and Analysis—Executive Stock Ownership” for a description of our stock ownership guidelines for our executives.
Other Benefits
Our
non-management
directors are reimbursed for travel and other expenses incurred in the performance of their duties and are indemnified to the fullest extent allowed under applicable law. We do not provide perquisites to our directors.
Director Compensation Table

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
G. Peter D’Aloia	$102,066	$115,000	$217,066
Juergen W. Gromer	$162,024	$115,000	$277,024
Henry R. Keizer	$116,000	$115,000	$231,000
Jean-Paul Montupet	$124,966	$115,000	$239,966
D. Nick Reilly	$136,856	$115,000	$251,856
Michael T. Smith	$92,391	$115,000	$207,391
Thomas S. Gross	$116,304	$115,000	$231,304

(1)	Reflects the grant date fair value of the awards as determined in accordance with ASC Topic 718. The amounts represent grants of deferred stock units that are paid in shares of our common stock and calculated based on the number of shares granted multiplied by the closing price per share of our common stock on the day prior to the date of grant. The amounts do not reflect the actual amounts that may be realized by the directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Common Stock by Directors and Executive Officers
The following table sets forth, as of March 1, 2020, beneficial ownership of WABCO common shares by each executive officer named in the Summary Compensation Table in this Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, each director or director nominee, and by all directors and executive officers as a group. Unless otherwise indicated, each beneficial owner had sole voting and investment power with respect to the common stock held.

Name of Beneficial Owner	Shares Beneficially Owned		Shares that May be Acquired Within 60 Days		Total	Percent of Class (1)
G. Peter D’Aloia	18,647	(2)(3)	5,737	(4)	24,384	*
Christian Brenneke	7,363		—		7,363	*
Lisa Brown	7,281		—		7,281	*
Sean Deason	3,510		—		3,510	*
Jacques Esculier	240,330		—		240,330	*
Roberto Fioroni	—		—		—	*
Juergen W. Gromer	7,272	(2)	882		8,154	*
Thomas S. Gross	3,449		882		4,331	*
Henry R. Keizer	3,765		882		4,647	*
Jean-Paul Montupet	1,050		6,926		7,976	*
D. Nick Reilly	4,125		882		5,007	*
Nick Rens	9,300		—		9,300	*
Michael T. Smith	16,399	(2)	882		17,281	*
All current directors and executive officers of the company as a group (14 persons)(5)	330,207		17,073		347,280	*

*	Less than 1%.
(1)	As of March 1, 2020, we had 51,270,513 shares of our common stock outstanding.
(2)	The number of shares shown for certain directors in the table above includes shares allocated to their accounts in the outside directors’ trust established by the company for the non-management
directors. Under the outside directors’ trust, a trust account holds shares of common stock for each participating non-management
director. The shares are voted by the trustee of the trust on behalf of each participating director in accordance with the director’s instructions. The trust shares do not vest to direct ownership while the director is in office. Shares held in this trust are as follows: Mr. D’Aloia, 5,405; Mr. Gromer, 5,402; and Mr. Smith, 5,402. In July 2009, the company’s Board of Directors voted to discontinue the use of the outside directors’ trust.
(3)	The number of shares shown for Mr. D’Aloia in the table above includes 13,242 shares held by a charitable foundation controlled by Mr. D’Aloia.
(4)	Includes 1,508 deferred shares allocated under the company’s Deferred Compensation Plan.
(5)	The numbers of shares shown on this line do not include shares held by Mr. Fioroni, who is no longer an executive officer of the company.

Ownership of Common Stock by Certain Significant Shareholders
As of March 1, 2020, unless otherwise indicated below, the following are beneficial owners of more than 5% of our outstanding common stock:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class (1)
The Vanguard Group (2) - 100 Vanguard Blvd., Malvern, PA 19355	4,724,929	9.22%

BlackRock, Inc. (3) - 55 East 52nd Street, New York, NY 10055	3,691,478	7.20%

The Goldman Sachs Group, Inc. (4) - 200 West Street, New York, NY 10282	2,930,089	7.20%

(1)	As of March 1, 2020, we had 51,270,513 shares of our common stock outstanding.
(2)	In an amended Schedule 13G filed on February 12, 2020, The Vanguard Group reported that, as of December 31, 2019, it was deemed, pursuant to Rule
13d-1
of the Securities Exchange Act of 1934, as amended, to hold sole voting power with respect to 38,609 of the shares reported in the table above, shared voting power with respect to 24,510 of the shares reported in the table above, sole dispositive power with respect to 4,665,593 of the shares reported in the table above and shared dispositive power with respect to 59,336 of the shares reported in the table above, by virtue of the fact that it is the parent company of a group of investment companies
(3)	In an amended Schedule 13G filed on February 10, 2020, BlackRock, Inc. reported that, as of December 31, 2019, it was deemed, pursuant to Rule
13d-1
of the Securities Exchange Act of 1934, as amended, to hold sole voting power with respect to 3,310,397 of the shares reported in the table above and sole dispositive power with respect to 3,691,478 of the shares reported in the table above.
(4)	In a Schedule 13G filed on January 27, 2020, The Goldman Sachs Group, Inc. reported on behalf of itself and Goldman Sachs $ Co. LLC that, as of December 31, 2019, it was deemed, pursuant to Rule
13d-1
of the Securities Exchange Act of 1934, as amended, to hold shared voting power with respect to 2,929,723 of the shares reported in the table above and shared dispositive power with respect to 2,930,089 of the shares reported in the table above.
Equity Compensation Plans
The following table sets forth certain information regarding WABCO’s equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, Rights and RSUs		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	332,470	(1)	$55.49	(2)	2,692,070
Equity compensation plans not approved by security holders	—				88,762	(3)
Total	332,470				2,780,832

(1)	Includes options to purchase 18,729 shares of common stock, 128,917 RSUs, 166,671 PSUs and 18,153 DSUs granted under our Omnibus Incentive Plan. The options have a weighted average remaining term of 1.4 years.
(2)	Represents the weighted average exercise price of outstanding options and does not take into account RSUs or PSUs.
(3)	Represents shares remaining available for issuance under the Deferred Compensation Plan. For information regarding the material terms of the Deferred Compensation Plan, please see “Director Compensation—Deferred Compensation Plan.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
The Audit Committee of the Board of Directors has adopted a written policy governing the review and approval or ratification of related person transactions. Under the policy, a related person transaction is any transaction exceeding $120,000 in which the company or a subsidiary, on the one hand, and an executive officer, director, holder of 5% or more of the company’s voting securities or an immediate family member of such person, on the other hand, had or will have a direct or indirect material interest.
No related person transaction shall be approved or ratified if such transaction is contrary to the best interest of the company. Unless determined otherwise by the Audit Committee, any related person transaction must be on terms that are no less favorable to the company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances.
Unless the Audit Committee determines otherwise, any proposed related person transaction directly between the company and an executive officer, director or immediate family member should be reviewed prior to the time the transaction is entered into. In addition, the policy provides that ordinary course transactions are not considered related person transactions, and therefore do not require approval under the company’s related person transaction policy. An ordinary course transaction means a transaction that occurs between the company or any of its subsidiaries and any entity (i) for which any related person serves as an executive officer, partner, principal, member or in any similar executive or governing capacity, or (ii) in which such related person has an economic interest that does not afford such related person control over such entity, and such transaction occurs in the ordinary course of business on terms and conditions that are no less favorable to the company or, if applicable, a subsidiary than would otherwise apply to a similar transaction with an unrelated party. In addition, all immaterial relationships and transactions identified in the Instructions to Item 404(a) of Regulation
S-K
are incorporated into the policy, and accordingly, all such immaterial relationships or transactions are not related person transactions and do not require approval under the policy.
The Chief Legal Officer and Company Secretary is responsible for making the initial determination as to whether any transaction constitutes a related person or ordinary course of business transaction and for taking all reasonable steps to ensure that all related person transactions required to be disclosed pursuant to Item 404(a) of Regulation
S-K
are presented to the Audit Committee for
pre-approval
or ratification. If a related person transaction involves the Chief Legal Officer and Company Secretary, the Chief Financial Officer shall perform the responsibilities under the policy.
The Audit Committee reviews and assesses the adequacy of the policy annually.
Director Independence
The Board of Directors has adopted a definition of director independence for non-management
directors that serve on the company’s Board of Directors which meet and, in some areas, exceed the NYSE listing standards. Each director, other than Jacques Esculier, the company’s Chairman and Chief Executive Officer, satisfies the definition of director independence adopted and accordingly has no material relationship with the company (either directly or indirectly as a partner, shareholder or officer of an organization that has a relationship with the company) other than serving as a director of, and owning stock in, the company. A copy of our definition of director independence is available on our web site
www.wabco-auto.com
, by following the links “Investor Relations—Corporate Governance—Definition of Director Independence.” In addition, none of the company’s directors and executive officers participated in any related person transactions nor were any other transactions considered by the Board in determining directors’ independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Committee
Pre-Approval
Policies and Procedures
The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of EY Réviseurs d’Entreprises / Bedrijfsrevisoren SRL / BV, our independent registered public accounting firm (“independent auditor”). The independent auditor reports directly to the Audit Committee. As part of its responsibility, the Audit Committee established a policy to pre-approve
all Audit Services and permissible
Non-Audit
Services performed by the independent auditor. In
pre-approving
services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.
The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its understanding and knowledge of the company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the company’s ability to manage or control risk or improve audit quality.
The Audit Committee is mindful of the relationship between fees for Audit and permissible
Non-Audit
Services in deciding whether to
pre-approve
any such services and may determine, for each fiscal year, the appropriate relationship between the total amount of fees for Audit and Audit-Related Services and the total amount of fees for Tax Services and certain permissible
Non-Audit
Services classified as “All Other Services.” Prior to the engagement of the independent auditor for an upcoming audit/non-audit
service period, defined as a twelve-month timeframe, EY Réviseurs d’Entreprises / Bedrijfsrevisoren SRL / BV submits to the Audit Committee for approval a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services:
Audit Services
consist of services rendered by an external auditor for the audit of the company’s annual consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards), the audit of internal control over financial reporting performed in conjunction with the audit of the annual consolidated financial statements and reviews of financial statements included in Form
10-Qs.
Audit Services includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.
Audit-Related Services
consist of assurance and related services (
e.g.
, due diligence) by an external auditor that are reasonably related to the audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, employee benefit plan audits, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, audit-related litigation advisory services and consultation concerning financial accounting and reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act.
Tax Services
consist of services performed by the independent auditor’s tax personnel except those included in Audit Services above. Tax Services include those services rendered by an external auditor for tax compliance, tax consulting, tax planning, expatriate tax services, transfer pricing studies, tax planning, and tax issues related to stock compensation.
Other Non-Audit Services
are any other permissible work that is not an Audit, Audit-Related or Tax Service and include non-audit-related
litigation advisory services and administrative assistance related to expatriate services.
For each type of service, details of the service as well as estimated fees are reviewed and pre-approved
by the Audit Committee as either an annual amount or specified stand-alone activity.
Pre-approval
of such services is used as the basis for establishing the spend level, and the Audit Committee requires the independent auditor to report detailed actual/projected fees versus the budget periodically throughout the year by category of service and by specific project.
Circumstances may arise during the twelve-month period when it may become necessary to engage the independent auditor for additional services or additional effort not contemplated in the original pre-approval.
In those instances, the Audit Committee requires specific
pre-approval
before engaging the independent auditor.
This review is typically done in formal Audit Committee meetings; however, the Audit Committee may delegate pre-approval
authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval
decisions to the Audit Committee at its next scheduled meeting.

Audit and
Non-Audit
Fees
Fees billed to the company by EY Réviseurs d’Entreprises / Bedrijfsrevisoren SRL / BV for services rendered in 2019 and 2018 were as follows:

Type of Service (1)	2019	2018
	(in thousands)
Audit	$5,060	$5,307
Audit-Related	$491	$52
Tax	$392	$375
All Other	—	—

Total	$5,943	$5,735

(1)	For a description of the types of services, see “Principal Accounting Fees and Services —Audit Committee Pre-Approval Policies and Procedures,” above.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The exhibits listed in the exhibit index to the Original Report and the exhibits listed in the exhibit index to this Amendment are filed with, or incorporated by reference in, this Annual Report on Form
10-K.
EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABCO HOLDINGS INC.

By:	/s/ Lisa J. Brown
Lisa J. Brown
Chief Legal Officer and Secretary
Dated: April 29, 2020