Form 10-Q
period 2020-03-31
WABCO Holdings Inc.
filed 2020-05-01
CIK 1390844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value, outstanding at
April 20, 2020	51,375,551

WABCO HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions, except share and per share data)	2020	2019
Sales	$745.7	$932.9
Cost of sales	533.8	660.0
Gross profit	211.9	272.9
Operating expenses:
Selling and administrative expenses	114.1	120.4
Research, development and engineering expenses	51.3	48.4
Other operating income, net	(0.2)	(1.1)
Operating income	46.7	105.2
Equity income of unconsolidated joint ventures, net	0.5	0.6
Other non-operating expense, net	(12.3)	(5.9)
Interest (expense)/income, net	(0.1)	0.1
Income before income taxes	34.8	100.0
Income tax expense	7.4	12.1
Net income including noncontrolling interests	27.4	87.9
Less: net income attributable to noncontrolling interests	2.2	3.7
Net income attributable to Company	$25.2	$84.2
Net income attributable to Company per common share
Basic	$0.49	$1.64
Diluted	$0.49	$1.64
Cash dividends per share of common stock	$—	$—
Weighted average common shares outstanding
Basic	51,321,512	51,233,141
Diluted	51,395,851	51,330,942

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Net income including noncontrolling interests	$27.4	$87.9
Other comprehensive income:
Currency translation adjustments	(63.2)	14.4
Pension and post-retirement benefit plan adjustments, net	12.0	7.7
Total other comprehensive (loss)/ income	(51.2)	22.1
Comprehensive income	(23.8)	110.0
Less: comprehensive (loss)/income attributable to noncontrolling interests	(2.0)	3.7
Comprehensive (loss)/income attributable to Company	$(21.8)	$106.3

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in millions, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$549.9	$891.8
Short-term investments	65.4	67.6
Accounts receivable, less allowance for doubtful accounts of $11.7 in 2020 and $12.3 in 2019	524.6	523.3
Inventories, net	361.5	292.9
Guaranteed notes receivable	53.8	35.0
Other current assets	125.3	103.7
Total current assets	1,680.5	1,914.3
Property, plant and equipment, net	573.5	593.0
Operating lease right–of–use assets	94.6	100.8
Goodwill	792.1	802.5
Deferred tax assets	280.4	275.0
Investments in unconsolidated joint ventures	11.9	11.5
Intangible assets, net	482.0	226.9
Other assets	101.9	113.1
TOTAL ASSETS	$4,016.9	$4,037.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217.6	$185.0
Accrued payroll	113.7	108.3
Current portion of warranties	32.8	28.1
VAT payable	21.6	11.4
Accrued expenses	63.4	68.7
Promotion and customer incentives	18.8	24.8
Accrued income tax	30.2	24.1
Other accrued liabilities	113.2	121.1
Total current liabilities	611.3	571.5
Long-term debt	813.9	828.3
Operating lease liabilities	69.2	74.2
Pension and post-retirement benefits	808.9	821.8
Deferred tax liabilities	72.0	71.2
Long-term income tax liabilities	156.8	156.9
Other liabilities	75.4	77.1
TOTAL LIABILITIES	2,607.5	2,601.0
Shareholders’ equity:
Preferred stock, 4,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued: 79,237,625 in 2020; 79,147,135 in 2019; and shares outstanding: 51,374,175 in 2020; 51,267,324 in 2019	0.8	0.8
Capital surplus	899.3	902.1
Treasury stock, at cost: 27,863,450 shares in 2020; 27,879,811 shares in 2019	(2,185.0)	(2,186.3)
Retained earnings	3,237.0	3,212.3
Accumulated other comprehensive loss	(635.9)	(588.7)
Total shareholders’ equity	1,316.2	1,340.2
Noncontrolling interests	93.2	95.9
Total equity	1,409.4	1,436.1
TOTAL LIABILITIES AND EQUITY	$4,016.9	$4,037.1

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Operating activities:
Net income including noncontrolling interests	$27.4	$87.9
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Depreciation	23.5	25.9
Change in fair value of non-marketable equity securities	4.7	—
Amortization of intangibles	6.1	6.6
Equity in earnings of unconsolidated joint ventures, net of dividends received	(0.5)	(0.6)
Non-cash stock compensation	2.6	4.1
Non-cash interest expense and debt issuance cost amortization	2.6	2.6
Deferred income tax benefit	(11.9)	(10.4)
Pension and post-retirement benefit expense	18.0	16.4
Foreign currency effects on changes in monetary assets/liabilities	5.5	4.9
Unrealized loss/(gain) on revaluation of foreign currency forward contracts	0.3	(1.6)
Other	1.9	(0.4)
Changes in assets and liabilities:
Accounts receivable, net	(16.8)	(68.6)
Inventories, net	(79.2)	(40.6)
Accounts payable	42.4	47.3
Other accrued liabilities and taxes	17.8	17.2
Other current and long-term assets	(51.2)	(24.9)
Other long-term liabilities	0.4	(1.4)
Pension and post-retirement benefit contributions	(5.7)	(5.6)
Net cash (used)/provided by operating activities	(12.1)	58.8
Investing activities:
Purchases of property, plant and equipment	(33.8)	(39.1)
Investments in capitalized software	(1.2)	(1.4)
Purchases of short-term investments and repurchase agreements	(155.3)	(267.9)
Sales and maturities of short-term investments and repurchase agreements	153.1	298.6
Investments in unconsolidated joint ventures	—	(0.3)
Acquisition of assets	(265.0)	—
Net cash used by investing activities	(302.2)	(10.1)
Financing activities:
Net borrowings of short-term debt	—	85.2
Purchases of treasury stock	—	(30.6)
Taxes withheld and paid on employee stock award vestings	(5.5)	(4.8)
Dividends to noncontrolling interest holders	(0.6)	(2.3)
Proceeds from noncontrolling interest holders	—	3.9
Proceeds from exercise of stock options	0.3	0.5
Net cash (used)/provided by financing activities	(5.8)	51.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.9)	(1.0)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(342.0)	99.6
Cash, cash equivalents and restricted cash at beginning of period	892.4	504.2
Cash, cash equivalents and restricted cash at end of period	$550.4	$603.8

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$5.5	$6.2
Income taxes	$16.3	$12.4
Non cash activity:
Increase in capital expenditures included in accounts payable and other accrued liabilities	$0.4	$9.7

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$549.9	$603.3
Restricted cash, included in other assets	0.5	0.5
Cash, cash equivalents and restricted cash at end of period	$550.4	$603.8

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Total equity, beginning balance	$1,436.1	$1,265.2

Common stock and capital surplus
Balance, beginning of period	903.0	899.3
Stock options exercised	0.1	0.1
Share-based compensation	(2.9)	(0.6)
Changes in ownership of noncontrolling interests	—	(1.2)
Balance, end of period	900.2	897.6
Treasury stock
Balance, beginning of period	(2,186.3)	(2,159.3)
Treasury shares purchased	—	(30.6)
Treasury shares reissued	1.3	2.7
Balance, end of period	(2,185.0)	(2,187.2)
Retained earnings
Balance, beginning of period	3,212.3	2,960.8
Adoption of ASU 2016-13 and ASU 2018-02	0.8	8.4
Net income attributable to Company	25.2	84.2
Treasury shares reissued	(1.3)	(2.5)
Balance, end of period	3,237.0	3,050.9
Accumulated other comprehensive loss
Balance, beginning of period	(588.7)	(524.0)
Other comprehensive (loss)/income	(47.3)	22.1
Adoption of ASU 2018-02	—	(8.4)
Balance, end of period	(636.0)	(510.3)
Noncontrolling interests
Balance, beginning of period	95.9	88.4
Net income attributable to noncontrolling interests	2.2	3.7
Dividends paid	(0.7)	(2.3)
Contribution from noncontrolling interests	—	3.9
Changes in ownership of noncontrolling interests	—	(1.0)
Other comprehensive income/(loss)	(4.2)	0.7
Balance, end of period	93.2	93.4
Total equity, ending balance	$1,409.4	$1,344.4

See Notes to Condensed Consolidated Financial Statements.

WABCO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring items, considered necessary for a fair presentation of financial data have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K.

On March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. All approvals from regulatory authorities required to close the Merger have been received with the exception of the Chinese State Administration for Market Regulation (SAMR). The consummation of the Merger remains subject to customary closing conditions and the remaining regulatory approval from the Chinese SAMR. In connection with the Antitrust Division of the United States Department of Justice's review of the Merger and pursuant to the settlement order approved by the U.S. District Court for the District of Columbia, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. The closing of the divestiture is subject to the consummation of the Merger and other customary closing conditions.

The Company has incurred $3.5 million and $4.1 million of costs related to the Merger and the divestiture of Sheppard for the three months ended March 31, 2020 and 2019, respectively, primarily for legal and financial advisory services that are included in selling, general and administrative expenses.

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

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 17 to the Consolidated Financial Statements for the year ended December 31, 2019, in the Company’s Annual Report on Form 10-K, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. After consideration of the COVID-19 pandemic, the Company calculated its interim income tax expense for the three months ended March 31, 2020 based on the actual year-to-date effective tax rate as discussed in Note 14. Aside from this and the adoption of ASC 326 as described in Note 6, there have been no other significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2020.

NOTE 2.	Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2019, the FASB issued Accounting Standards Update (ASU) 2019-08 Compensation - Stock Compensation (ASC 718) and Revenue from Contracts with Customers (ASC 606). This ASU requires an entity measure and classify share-based payment awards granted to a customer by applying the guidance in ASC 718. The amount of the share-based payment award that is recorded as a reduction of the transaction price is required to be measured at the grant-date fair value in accordance with ASC 718. The amendments in this update were effective for the Company for annual and interim periods beginning in fiscal 2020. There was no impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance was effective for the Company for annual and interim periods beginning in fiscal 2020. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The standard was effective for the Company beginning January 1, 2020 and will be applied to the annual or any interim goodwill impairment assessment after that date. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In June 2016, the FASB issued ASU No. 2016–13 Financial Instruments–Credit Losses (Topic 326) to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance was effective for the Company beginning January 1, 2020 and was applied through a cumulative-effect adjustment to retained earnings as of the period of adoption. Upon adoption, the Company recorded an adjustment of $0.8 million to retained earnings and the allowance for doubtful accounts. There was no material impact on the Company's other financial assets resulting from the adoption of this guidance.

Pending Adoption of Recently Issued Accounting Standards

In January 2020, the FASB issued ASU 2020-01 Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted including early adoption in an interim period. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes (ASC740). This ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intraperiod tax allocation exception to the incremental approach, ownership changes in investments - changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods in fiscal 2021; however, early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

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

Disaggregation of Revenue

The following table presents product sales disaggregated by end-market:

	Three Months Ended March 31,
(Amount in millions)	2020	2019
OEM	$549.9	$703.8
Aftermarket	195.8	229.1
Total sales	$745.7	$932.9

The following table presents product sales disaggregated by geography, based on the billing addresses of customers:

	Three Months Ended March 31,
(Amount in millions)	2020	2019
United States	$160.1	$219.7
Europe	384.4	461.7
Other (1)	201.2	251.5
Total sales	$745.7	$932.9

(1)	Sales to other regions includes revenues primarily from Japan, China, Brazil and India.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to performance obligations to be satisfied in the future. Contract assets and contract liabilities were not material as of March 31, 2020 and December 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 and 2019 were not material. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4. Accumulated Other Comprehensive Loss

The table below presents the changes in accumulated other comprehensive loss for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amount in millions)	2020	2019
Foreign currency translation adjustments :
Balance at beginning of period	$(257.9)	$(243.0)
Adoption of ASU 2018-02	—	(7.1)
Adjustment for the period	(58.6)	14.4
Balance at end of period (1)	(316.5)	(235.7)

Losses on intra-entity transactions:
Balance at beginning of period	(12.1)	(11.9)
Adjustment for the period	(0.6)	—
Balance at end of period (2)	(12.7)	(11.9)

Pension and post-retirement plans:
Balance at beginning of period	(318.7)	(269.1)
Adoption of ASU 2018-02	—	(1.3)
Other comprehensive loss before reclassifications	6.7	3.1
Amounts reclassified to earnings, net (3)	5.3	4.6
Balance at end of period	(306.7)	(262.7)

Accumulated other comprehensive loss at end of period	$(635.9)	$(510.3)

(1) Includes an accumulated loss of $2.2 million, net of taxes of $0.9 million as of March 31, 2020 and an accumulated loss of $9.7 million, net of taxes of $1.2 million, as of March 31, 2019 related to foreign currency gains and losses on Euro-denominated debt and foreign currency contracts designated and qualifying as partial hedges of a net investment. This includes the one-time adjustment of currency translation related to the adoption of ASU 2018-02 of $7.1 million disclosed above.

(2)
Relates to intra-entity foreign currency transactions that are of a long term investment nature, when the entities to the transaction are consolidated, combined or accounted for by the equity method in the Company's financial statements.

(3)
Consists of amortization of prior service cost and actuarial losses that are included as a component of pension and post-retirement expense within other non-operating expenses. The amounts reclassified to earnings are recorded net of tax of $2.2 million and $1.9 million for the three month periods ended March 31, 2020 and 2019, respectively.

NOTE 5. Inventories, net

The components of inventories are as follows:

(Amounts in millions)	As of March 31, 2020	As of December 31, 2019
Finished products	$190.0	$153.9
Products in process	13.8	11.9
Raw materials	174.8	143.1
Inventories, gross	378.6	308.9
Less: inventory allowances	(17.1)	(16.0)
Inventories, net	$361.5	$292.9

Inventory costs are primarily comprised of direct material and labor costs, as well as material overhead such as inbound freight and custom and excise duties.

NOTE 6. Allowance for Credit Losses

The Company adopted the guidance under ASC 326 as of January 1, 2020, whereby an estimate of the lifetime expected credit loss will be recognized immediately upon the origination of a financial asset, and will be adjusted for subsequently in each reporting period. The calculation of the loss allowance under ASC 326 represents the Company's current expected loss based on historical information, current conditions and future expectations of these conditions.

The Company estimates and measures its allowance for credit losses considering the credit ratings of its customers for trade receivables or issuing banks for guaranteed notes receivables, the market-implied probability of default (MIPD) for each credit rating level, as well as the Company's historical experience with defaults on its financial assets. Credit ratings are developed based on credit scores obtained from external credit agencies. The MIPD is determined based on short-term market debt yields and option-adjusted credit spreads observed in publicly traded debt issued by companies within similar industries. The Company also considers various other factors to adjust the reserve balance including current economic conditions, future expectations and knowledge of asset specific risk characteristics.

As of March 31, 2020, the allowance for credit losses over trade accounts receivables under ASC 326 amounted to $11.7 million. Allowances for credit losses on other financial assets including guaranteed notes receivables were immaterial. The following table summarizes the activity in the allowance for credit losses over trade accounts receivables for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amount in millions)	2020	2019
Balance at beginning of period	$12.3	$10.7
Provisions	1.1	0.3
Write-offs, net	(0.6)	(0.2)
Adoption of ASC 326	(0.8)	—
FX translation	(0.3)	(0.1)
Balance at end of period	$11.7	$10.7

The increase in provision for the allowance for credit losses for the three months ended March 31, 2020 was primarily driven by the Company’s estimate of the impact on its own expected credit losses of recent increased industry MIPD rates and downgraded credit ratings for certain of the Company’s customers due to the higher credit risks and uncertainties resulting from the COVID-19 pandemic.

NOTE 7. Guaranteed Notes Receivable

The Company holds guaranteed notes receivable from reputable state owned and public enterprises in China that are settled through bankers acceptance drafts, which are registered and endorsed to the Company. These notes receivable are fully guaranteed by banks and generally have contractual maturities of six months or less, but the ultimate recourse remains against the trade debtor.

These guaranteed drafts are available for discounting with banking institutions in China or transferring to suppliers to settle liabilities. The total amount of notes receivable discounted or transferred for the first three months of 2020 and 2019 were $36.9 million and $41.7 million, respectively. The expenses related to discounting were immaterial for the three months ended March 31, 2020 and 2019. The fair value of these guaranteed notes receivable is determined based on Level 2 inputs including credit ratings and other criteria observable in the market and was equal to their carrying amounts of $53.8 million and $35.0 million as of March 31, 2020 and December 31, 2019, respectively. The increase in the carrying amount of the guaranteed notes receivable as of March 31, 2020 is primarily due to a lower volume of notes receivable that were discounted or transferred during the first quarter of 2020.

The Company monitors the credit quality of both the drawers of the drafts and guarantors on a monthly basis by reviewing various factors such as payment history, level of state involvement in the institution, size, national importance as well as current economic conditions in China. The Company is not expecting future credit losses based on a review of the various credit quality indicators described above and, as discussed in Note 6, the expected credit loss related to the guaranteed notes receivable as of March 31, 2020 was immaterial. No loss provision against these receivables was established as of December 31, 2019 as the Company has not experienced any historical losses.

NOTE 8. Net Income Attributable to Company per Share

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

	Three Months Ended March 31,
	2020	2019
Weighted average incremental shares included	74,339	97,801
Shares excluded due to anti-dilutive effect	—	33,655

NOTE 9. Capital Stock
The following is a summary of the number of shares of common stock issued, treasury stock and common stock outstanding for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Total Shares	Treasury Stock	Net Shares Outstanding	Total Shares	Treasury Stock	Net Shares Outstanding
Balance at beginning of period	79,147,135	(27,879,811)	51,267,324	79,018,266	(27,653,341)	51,364,925
Shares issued upon exercise of stock options	1,228	4,291	5,519	8,294	16,500	24,794
Shares issued upon vesting of RSUs	35,832	4,581	40,413	38,213	6,143	44,356
Shares issued for DSUs	—	—	—	901	—	901
Shares issued upon vesting of PSUs	53,430	7,489	60,919	56,470	11,771	68,241
Shares purchased for treasury	—	—	—	—	(272,000)	(272,000)
Balance at end of period	79,237,625	(27,863,450)	51,374,175	79,122,144	(27,890,927)	51,231,217

The Company accounts for purchases of treasury stock under the cost method with the costs of such share purchases reflected in treasury stock in the accompanying condensed consolidated balance sheets. Upon the exercise or vesting of an equity incentive award, the Company may reissue shares from treasury stock or may elect to issue new shares. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired since the inception of the share buy back programs, net of shares previously reissued. Gains on the reissuance of treasury shares are recorded as capital surplus. Losses on the reissuance of treasury shares are charged to capital surplus to the extent of previous gains recorded, and to retained earnings for any losses in excess. The Company has reissued, on a cumulative basis, a total of 172,722 treasury shares related to certain employee vestings under its equity incentive program through March 31, 2020.

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. As of March 31, 2020, the Company has $569.4 million remaining under this repurchase authorization. There was no repurchase activity for the first three months of 2020 as the Company has suspended its share repurchase program due to the pending Merger.

NOTE 10. Stock-Based Compensation

The Company records stock-based compensation expense in the condensed consolidated statements of operations for equity awards based on the grant date fair value, determined by the closing market price of the Company’s common stock on the date of grant.

As part of its equity incentive program, the Company grants PSUs, the vesting of which would occur, if at all, at levels that depend upon the achievement of three-year cumulative goals tied to earnings. The Company assesses the expected achievement levels at the end of each reporting period. The grant date fair value of the number of awards expected to vest based on the Company’s best estimate of ultimate performance against the respective targets is recognized as compensation expense on a straight-line basis over the requisite vesting period of the awards. As of March 31, 2020, the Company has accrued for compensation expense on the PSUs based on the expected achievement levels for the outstanding awards.

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

Total stock-based compensation cost recognized during the three month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(Amount in millions)	2020	2019
Stock-based compensation	$2.6	$4.1

The total number and type of awards granted during the periods presented and the related weighted-average grant-date fair values were as follows:

	Three Months Ended March 31,
	2020		2019
	Underlying Shares	Weighted Average Grant Date Fair Value	Underlying Shares	Weighted Average Grant Date Fair Value
RSUs Granted	58,976	$135.96	66,877	$117.49
PSUs Granted	58,976	$135.96	66,877	$117.49
Total Awards	117,952		133,754

The RSUs granted during the periods presented above vest in equal annual installments over three years.

NOTE 11. Debt

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

As of March 31, 2020, the outstanding debt balance net of unamortized debt issuance costs was €299.4 million ($329.9 million at March 31, 2020 exchange rates) of which €100.0 million ($110.2 million at March 31, 2020 exchange rates) was used for the recapitalization of affiliated entities. The remaining proceeds were used to fund the acquisition of the distribution rights from Meritor as discussed in Note 19.

Subject to certain conditions, the Company may, at its option, prepay all or any part of the Schuldschein Loans in an amount equal to the higher of the outstanding nominal amount of such loans (or the part of it) and the discounted value.

The Schuldschein Loans contain customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for certain items) ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The Company was in compliance with all of the covenants as of March 31, 2020.

Senior EUR Notes

On November 15, 2016, the Company issued an aggregate amount of €440 million of senior unsecured notes (collectively, the Senior EUR Notes) as follows:

(Amounts in millions)	Face value	Coupon	Maturity date
Series D Notes	€190.0	0.84%	November 15, 2023
Series E Notes	80.0	1.20%	November 15, 2026
Series F Notes	170.0	1.36%	November 15, 2028
	€440.0

The Company paid approximately $1.4 million of debt issuance costs in connection with the Senior EUR Notes, which has been presented in the condensed consolidated balance sheets as a direct reduction of the related debt liability. Interest on the Senior EUR Notes is payable semi-annually on January 1 and July 1 of each year, and commenced on July 1, 2017. As of March 31, 2020, the outstanding debt balance net of unamortized debt issuance costs was €439.2 million ($483.9 million at March 31, 2020 exchange rates). This debt balance included a revaluation loss of $8.9 million, net of taxes of $4.1 million, that has been recognized in cumulative translation adjustment within accumulated other comprehensive income. See Note 4 for further discussion.

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

The EUR Note Purchase Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated net indebtedness to consolidated EBITDA ratio of not more than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months, as well as a consolidated EBITDA to consolidated net interest expense ratio of not less than three times at the end of each fiscal quarter based upon the preceding twelve consecutive months. The EUR Note Purchase Agreement also provides for customary events of default, the occurrence of which could result in an acceleration of the Company's obligations under the EUR Note Purchase Agreement. The Company was in compliance with all of the covenants as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings on the revolving credit facility. There were also no outstanding letters of credit or swing line loans. The proceeds from borrowings under the 2018 Facility are available to fund acquisitions, provide working capital and for other general corporate purposes.

Interest on loans under the 2018 Facility is calculated at a rate per annum equal to an applicable margin which can vary from 0.30% to 0.85% based on the Company's leverage ratio plus LIBOR for loans denominated in U.S. Dollars and EURIBOR for loans denominated in Euros (SIBOR for loans denominated in Singapore Dollars and HIBOR for loans denominated in Hong Kong Dollars).

The 2018 Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include a leverage test (consolidated net indebtedness not to exceed three times adjusted four quarter trailing consolidated EBITDA) and a maximum subsidiary indebtedness test. The maximum subsidiary indebtedness test limits the total aggregate amount of indebtedness of the Company's subsidiaries, excluding indebtedness under the 2018 Facility, to 20% of consolidated total assets as at the end of the most recently ended financial year, of which not more than $150 million may be secured, provided however that the Company may incur additional subsidiary indebtedness subject to, inter alia, providing additional corporate guarantees. Other undertakings and covenants include delivery of financial reports and other information, compliance with laws including environmental laws and permits, the Employee Retirement Income Security Act (ERISA) and U.S. regulations, the Foreign Account Tax Compliance Act (FATCA), sanctions-related obligations, negative pledge, limitations on mergers and sales of assets, change of business and use of proceeds. We were in compliance with all of the covenants as of March 31, 2020.

Other Debt

As of March 31, 2020 and December 31, 2019, the Company had no additional borrowings from banks.

NOTE 12. Leases

The Company has operating leases for warehouses, corporate offices, cars, forklifts and certain equipment with lease terms ranging from 1 year to 15 years.

The operating lease expense for the three months ended March 31, 2020 and 2019 was $7.9 million and $7.8 million, respectively. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases is as follows:

	Three Months Ended March 31,
(Amount in millions)	2020	2019
Operating Lease Expense
Cash paid for amounts included in the measurement of lease liabilities	$7.8	$7.8
ROU assets obtained in exchange for new lease liabilities	$1.7	$12.0

Weighted-average remaining lease term (in years)	6.2	6.4
Weighted-average discount rate	1.4%	1.6%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

(Amount in millions)
2020 (excluding three months ended March 31, 2020)	$22.2
2021	20.6
2022	16.0
2023	12.2
2024	6.0
Thereafter	25.0
Total lease payments	102.0
Less: imputed interest	5.5
Total	$96.5

Amounts recognized in the condensed consolidated balance sheet:
Current liabilities, included in other accrued liabilities	$27.3
Long-term liabilities, as operating lease liabilities	$69.2

NOTE 13. Warranties, Guarantees, Commitments and Contingencies
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
The following is a summary of changes in the Company’s product warranty liability for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amount in millions)	2020	2019
Balance of warranty costs accrued, beginning of period	$48.6	$43.7
Warranty costs accrued	13.6	10.3
Warranty claims settled	(8.9)	(6.9)
Foreign exchange translation effects	(0.8)	(0.5)
Balance of warranty costs accrued, end of period	$52.5	$46.6
Current liability, disclosed as current portion of warranties	$32.8	$26.5
Long-term liability, included in other liabilities	$19.7	$20.1

Warranty costs accrued	$13.6	$10.3
Less: received and anticipated recoveries from suppliers	—	—
Warranty costs net of received and anticipated recoveries	$13.6	$10.3

Guarantees and Commitments

The Company has uncollateralized bank guarantees for $23.9 million, of which $13.2 million is related to statutorily-required guarantees for tax and other litigation, $2.9 million is related to letters of credit, and $7.8 million is related to other individually immaterial items.

Right of Recourse

As discussed in Note 7, the Company may receive bank acceptance drafts from customers in China in payment of outstanding accounts receivable in the ordinary course of business. These bank acceptance drafts are non-interest bearing obligations of the issuing bank and generally have contractual maturities of six months or less. The Company may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Bank acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 31, 2020 and December 31, 2019, the Company had approximately $18.1 million and $15.8 million, respectively, of bankers acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the bankers acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

As previously disclosed, this includes one particular case for which an accrual of BRL 38.9 million including interest ($7.5 million based on March 31, 2020 exchange rates) was recorded based on management's assessment after considering advice of external legal counsel with respect to the likelihood of loss in this case. A corresponding deposit was made in the first quarter of 2017 into an escrow account with the Brazilian government, representing substantially all of the potential liability for the case. In March 2018, our appeal to have this case heard at the Brazilian Superior Court of Justice (the Court) was accepted. The Court subsequently heard the case and rejected our position ultimately ruling in favor of the tax authorities during the first quarter of 2018. There will be no further appeals. Accordingly, management expects this case to be closed by the Brazilian authorities within the next twelve months and has classified the accrual and deposit within other current liabilities and other current assets, respectively, as of March 31, 2020.

The estimated total amount of other remaining contingencies for tax claims under the indemnification agreement as of March 31, 2020 was $16.5 million including interest. However, based on management’s assessment following advice of our external legal counsel, the Company believes that it has valid arguments in all of these cases and thus no accrual is required at this time.

NOTE 14. Income Taxes

Income tax expense is the net result of taxes on the mix of earnings in multiple tax jurisdictions, foreign tax credits and rulings, the assessment and accrual of uncertain tax positions resulting from tax authority audits or changes in the interpretation of the law. Ordinarily, interim income tax expense is calculated using the annual estimated effective tax rate (AETR) expected to be applicable for the full year. However, when a reliable estimate of the AETR cannot be made, the actual effective tax rate (ETR) for the year-to-date period may be the best estimate of the AETR. For the three months ended March 31, 2020 we used the actual year-to-date ETR in computing our income tax expense as a reliable estimate of the AETR cannot be made due to the uncertainty of the impact of COVID-19 on full year results.

The income tax expense was $7.4 million on pretax income of $34.8 million before adjusting for noncontrolling interest for the three months ended March 31, 2020, and $12.1 million on pretax income of $100.0 million before adjusting for noncontrolling interest for the three months ended March 31, 2019. The decrease in income tax expense for this period is primarily the result of lower pretax income during the first quarter of 2020, partially offset by discrete tax benefits during the first quarter of 2019 related to reversal of a deferred tax liability of $6.5 million for earnings not permanently reinvested, $1.1 million related to amended state income tax filings, and $1.3 million related to vested stock awards.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. During the three months ended March 31, 2020 there were no further developments on the European Commission appeal of the General Court decision nor separate in-depth investigations into excess profit rulings. At March 31, 2020, the Company maintained a tax reserve of $29.6 million pending further European Court developments regarding European Union State Aid cases.

Unrecognized tax benefits at March 31, 2020 including the $29.6 million of EPR clawback, amounted to $34.6 million, of which $31.5 million has been offset against deferred tax assets. The remaining unrecognized tax benefits of $3.1 million were classified as either a short-term or long-term liability depending on the expected timing of the resolution. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

In February 2018, the Company received a final tax and interest assessment in India for the 2013 tax year related to a capital gain on an intercompany transfer of an Indian subsidiary. The assessment was for INR 3.5 billion ($46.5 million at March 31, 2020 exchange rates). In addition, a penalty assessment was issued in March 2018 for INR 2.1 billion ($27.9 million at March 31, 2020 exchange rates). The Company believes that no tax is due under the relevant double tax treaty between the Netherlands and India and therefore no amount has been accrued. The Company appealed both the tax and penalty assessments. In May 2018, the Commissioner of Income Tax granted a partial stay of demand requiring the Company to pay 15% of the assessment (INR 531.4 million, equivalent to $7.1 million at March 31, 2020 exchange rates). On March 31, 2019, the partial stay expired. The Commissioner of Income Tax directed the authority to recover an additional five of the assessment or INR 175.0 million ($2.3 million at March 31, 2020 exchange rates) and granted a further stay pending resolution of the appeal. During the three months ended March 31, 2020 there were no substantive developments on the India tax and interest assessment related to a capital gain on an intercompany transfer of an Indian subsidiary. As of March 31, 2020, the Company has deposited installments totaling INR 706.4 million ($9.4 million at March 31, 2020 exchange rates) in order to proceed with the appeal. The remaining tax demand and penalty is currently held in abeyance.

NOTE 15. Streamlining Expenses

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

The following is a summary of changes in the Company’s streamlining program liabilities for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Balance at beginning of period	$32.8	$26.4
Charges	6.7	5.9
Payments	(5.4)	(8.0)
Foreign exchange effects	(0.6)	(0.4)
Balance at end of period	$33.5	$23.9
Current liabilities, included in other accrued liabilities	$13.9	$12.9
Long-term liability, included in other liabilities	$19.6	$11.0

A summary of the streamlining costs related to the above programs is as follows:

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Employee-related charges – cost of sales	$3.0	$1.7
Employee-related charges – selling and administrative	2.0	4.1
Other streamlining charges	1.7	0.1
Total streamlining costs	$6.7	$5.9

Streamlining costs for the three months ended March 31, 2020 were primarily related to continued cost optimization and workforce reductions in response to reduced customer demand. Streamlining costs for the three months ended March 31, 2019 include charges related to headcount reductions, site closures and footprint relocations including the move of the Company's corporate headquarters.

	Three Months Ended March 31,
(Amounts in millions)	2020	2019
Headcount reduction	$4.9	5.1
Site closures and footprint relocation	1.8	0.8
Total streamlining costs	$6.7	$5.9

NOTE 16. Pension and Post-retirement Benefits

Post-retirement pension, health and life insurance costs had the following components for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(Amounts in millions)	Pension Benefits	Health & Life Ins. Benefits	Pension Benefits	Health & Life Ins. Benefits
Service cost-benefits earned during period	$8.3	$—	$6.7	$0.2
Interest cost on the projected benefit obligation	2.8	—	4.1	0.1
Less: expected return on plan assets	(0.8)	—	(1.2)	—
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net loss	7.5	0.1	6.3	0.1
Pension and post-retirement benefit plan cost	$17.9	$0.1	$16.0	$0.4

The weighted-average expected rates of return on plan assets used to determine the pension and post-retirement benefit plan cost for the three month periods ended March 31, 2020 and 2019 were based on the rates determined as of the beginning of each of the fiscal years of 2.34% and 2.93%, respectively.

The Company makes contributions to funded pension plans that, at a minimum, meet all statutory funding requirements. Contributions in 2020, as well as payments of benefits incurred by unfunded plans, were in line with the expectations for 2020 and also in line with the contributions made during 2019.

Pension and post-retirement benefit plan cost is included in cost of sales, selling and administrative expenses and non-operating expenses on the condensed consolidated statements of operations.

NOTE 17. Derivative Instruments and Hedging Activities

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

Net Investment Hedges

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2020 and December 31, 2019, the Company had designated Euro-denominated loans of €440.0 million ($483.9 million at March 31, 2020 exchange rates and $493.5 million at December 31, 2019 exchange rates) as hedges of its net investment in these subsidiaries.
For the three month periods ended March 31, 2020 and 2019, the Company recorded a gain of $6.8 million, net of taxes of $1.9 million, and a gain of $8.2 million, net of taxes of $2.3 million, respectively, in cumulative translation adjustment within AOCI.

Derivatives Not Designated as Hedges
Foreign exchange contracts are also used by the Company to offset the earnings impact relating to the variability in exchange rates on certain assets and liabilities denominated in non-functional currencies and have not been designated as relationship hedges. As of March 31, 2020 and December 31, 2019, the Company had the following outstanding notional amounts related to foreign currency forward contracts:

(Amounts in millions)			As of March 31, 2020		As of December 31, 2019
Foreign Currency	Unit of Measure	Hedged against	Quantity Hedged	Notional Amount (USD Equivalent)	Quantity Hedged	Notional Amount (USD Equivalent)
Chinese Yuan	CNY	EUR	1,019.0	144.2	930.0	133.1
Hong Kong Dollar	HKD	EUR	259.0	33.2	267.0	34.4
Polish Zloty	PLN	EUR	46.0	11.2	45.0	11.8

The Company had additional foreign currency forward contracts with notional amounts that individually amounted to less than $10 million. As of March 31, 2020 and December 31, 2019, forward contracts for an aggregate notional amount of €193.9 million ($213.6 million at March 31, 2020 exchange rates) and €180.8 million ($202.7 million at December 31, 2019 exchange rates), respectively, were outstanding with average durations of less than one month. These foreign exchange contracts have offset the revaluation of assets and liabilities. The Company recognized non-operating gains of $2.4 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The fair value of these derivatives were immaterial as of March 31, 2020 and December 31, 2019, respectively.

NOTE 18. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follow:

	As of March 31, 2020
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$72.0	$—	$72.0
Short-term investments	—	65.4	—	65.4
Other investments (included in other assets)	—	2.8	—	2.8

	As of December 31, 2019
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$83.1	$—	$83.1
Short-term investments	—	67.6	—	67.6
Other investments (included in other assets)	—	2.8	—	2.8

Short-term and other investments consist of mutual funds or deposit funds holding primarily term deposits, certificates of deposit and short-term bonds. The Company considers highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents. The fair value of short-term and other investments is determined based on pricing sources for identical instruments in less active markets. The unrealized gains and losses on short–term and other investments still held at the reporting date were immaterial for the three month periods ended March 31, 2020 and 2019.
Other Fair Value Disclosures

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company's guaranteed notes receivable and long-term debt were determined to approximate their fair values based on Level 2 inputs.

The Company measures its non-marketable investments at cost, less impairment and adjusts for observable price changes for identical or similar investments of the investee when available. During the quarter ended March 31, 2020, the Company decreased the carrying value of one of its non-marketable investments by $4.7 million due to an estimated decline in its fair value. The reduction in fair value below carrying value was initially identified from a downward revision in the financial projections of the investee that followed the commencement of the COVID-19 pandemic. In the absence of quoted market prices, the fair value of the non-marketable investment was measured using Level 3 inputs with reference to the most recent transaction in equity of the investee. Significant inputs into the fair value determination included market multiples primarily related to industry comparable companies. The write-down of the investment was reflected in other non-operating income/expense. There were no other upward or downward adjustments to non-marketable equity investments and we did not identify any indicators of impairment on other non-marketable equity investments. As of March 31, 2020 and December 31, 2019, the carrying amount of the non-marketable equity investments was $22.9 million and $27.6 million, respectively.

NOTE 19. Acquisitions and Divestitures

On January 30, 2020, the Company entered into a definitive agreement to sell its steering components business R.H. Sheppard Co., Inc. (Sheppard) to Bendix Commercial Vehicle Systems LLC (Bendix) for $149.5 million. The transaction is subject to closing conditions and regulatory approvals, and is contingent upon the closing of the ZF acquisition of WABCO, which is expected in the second quarter of 2020 following receipt of the final regulatory approval from the Chinese State Administration for Market Regulation. As the transaction is contingent on the completion of the Merger with ZF, the assets and liabilities of our Sheppard business were not classified as held for sale in our condensed consolidated balance sheet as of March 31, 2020.

On March 13, 2020, the Company terminated its distribution agreement with Meritor Inc. (Meritor) to serve as the exclusive distributor for a certain range of WABCO Aftermarket products in the U.S. and Canada and also its non-exclusive distributor in Mexico, and acquired these rights for cash consideration of $265.0 million. The transaction was accounted for as an asset acquisition with the full amount of consideration allocated to distribution rights and customer-based intangible assets and amortized over useful lives of 7.5 years and 20 years, respectively. Transaction-related costs incurred for the acquisition were immaterial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

The worldwide truck and bus, trailer, car and off-highway markets continued to weaken in the first quarter of 2020 due to the slowdown in the global economy which was amplified by the COVID-19 pandemic. This economic slowdown affected all regions in which we operate. We partially offset the impact of this deceleration through agile management of our variable cost structure and reduction of discretionary operating expenses.

Our sales for the first quarter of 2020 decreased compared to one year ago by 20.1% on a reported basis and by 17.8% excluding foreign currency translation effects. The global production of new trucks and buses shrank by an estimated 24.9% driven by significant decreases in India, down 59.2% and Europe, down 23.1%. The global trailer market also experienced a significant decline, down 25.6% in the first quarter. We continued to leverage the WABCO Operating System to drive swift and flexible responses to these market disruptions and maintained focus on materials and conversion productivity during the first quarter. We benefit from our flexible operating model and we continue to invest in engineering to ensure the successful execution of the Company's long-term strategy.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was reported to have surfaced in China. Since then, COVID-19 has spread across the globe, including the U.S., Europe and Asia, regions in which the Company operates, and was recognized as a pandemic by the World Health Organization on March 11, 2020. The impact of the COVID-19 pandemic accelerated during the first quarter and has reduced customer demand in most geographies. Government-mandated shutdowns across different geographies including India and China have also resulted in reduced production capacity but did not affect our ability to meet customer demands in the first quarter. The Company decreased the carrying value of one of its non-marketable equity investments during the first quarter following a downward revision of the entity's financial outlook and market multiples used to value the investment due to the COVID-19 pandemic. We do not currently expect any impairment on our other long-lived assets including other non-marketable equity investments, goodwill, tangible and intangible assets, and we will continue to monitor this in future periods.

Due to the rapidly evolving nature of the COVID-19 pandemic and the fluid nature of local and national government responses, the Company is not able to predict when customer demand will begin to recover. The ultimate impact of this pandemic will be dependent on various factors including government responses that may restrict or reduce operational activity and capacity and the speed at which the global economy may recover.

In response to the COVID-19 pandemic, many jurisdictions have implemented legislation or measures which the Company is in the process of evaluating or currently implementing to improve liquidity including, but not limited to, the deferral of income tax and payroll tax payments, payroll tax credits, refunds of value added taxes and government co-funding of wages for reduced hour programs. The Company has proactively taken measures to adjust its activities in affected regions to the level of demand as well as implemented decisive actions to reduce the level of expenses and capital expenditures while securing our technology leadership. The Company will leverage its flexible and lean operating model to adopt its variable costs structure as necessary in order to respond to future changes in the market environment.

Acquisitions and Divestitures

On March 28, 2019, WABCO entered into an Agreement (the Merger Agreement) and Plan of Merger with ZF Friedrichshafen AG (ZF), a stock corporation organized and existing under the laws of the Federal Republic of Germany, and Verona Merger Sub Corp., a Delaware corporation and indirect wholly owned subsidiary of ZF, pursuant to which ZF will acquire 100% of the issued and outstanding shares of WABCO common stock (the Merger). The Merger Agreement was adopted by WABCO’s shareholders at the June 27, 2019 special meeting of shareholders, whereby holders representing 68.4% of the Company’s outstanding shares voted in favor of adopting the Merger Agreement. All approvals from regulatory authorities required to close the Merger have been received with the exception of the Chinese State Administration for Market Regulation (SAMR). The consummation of the Merger remains subject to customary closing conditions and the remaining regulatory approval from the Chinese SAMR. The Company expects that the Merger will close in the second quarter of 2020 when this final regulatory clearance is anticipated to be received.

In connection with the Antitrust Division of the United States Department of Justice's review of the Merger and pursuant to the settlement order approved by the U.S. District Court for the District of Columbia, WABCO is divesting the Company's steering components business, R.H. Sheppard Co., Inc., for which the Company entered into a definitive agreement to sell on January 30, 2020. The closing of the divestiture is subject to the consummation of the Merger and other customary closing conditions.

On March 13, 2020, the Company terminated its distribution agreement with Meritor Inc. (Meritor) to serve as the exclusive distributor for a certain range of WABCO Aftermarket products in the U.S. and Canada and also its non-exclusive distributor in Mexico, and acquired these rights for $265.0 million. The purchase price was paid in cash and resulted in an increase to the intangible assets balance.

Results of Operations
Approximately 79% of our sales are outside the United States, and therefore changes in exchange rates can have a significant impact on the reported results of our operations, which are presented in U.S. dollars. Quarter-over-quarter changes in sales, cost of sales, gross profit and expenses for 2020 compared with 2019 are presented both with and without the effects of foreign currency translation. Changes in sales, cost of sales, gross profit and expenses excluding foreign exchange effects are calculated using current year sales, cost of sales, gross profit and expenses translated at prior year exchange rates. Presenting changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign currency translation is not in conformity with U.S. GAAP, but management analyzes the data in this manner because it is useful to us in understanding the operating performance of our business. We believe this data is also useful to shareholders for the same reason. The changes in sales, cost of sales, gross profit and expenses excluding the effects of foreign exchange translation are not meant to be a substitute for measurements prepared in conformity with U.S. GAAP, nor to be considered in isolation.
First Quarter Results of Operations for 2020 Compared with 2019

	Three Months Ended March 31,			Excluding foreign exchange translation *
(Amounts in millions)	2020	2019	% change reported	2020 adjusted amount	% change adjusted
Sales	$745.7	$932.9	(20.1)%	$767.3	(17.8)%
Cost of sales	533.8	660.0	(19.1)%	549.1	(16.8)%
Gross profit	211.9	272.9	(22.4)%	218.2	(20.0)%

Operating expenses	165.2	167.7	(1.5)%	169.5	1.1%
Other non-operating expense, net	(12.3)	(5.9)	108.5%	(12.6)	113.6%
Income tax expense	7.4	12.1	(38.8)%	7.8	(35.5)%

*	Amounts translated using average exchange rates for the three month period ended March 31, 2019

Sales

Our sales for the first quarter of 2020 were $745.7 million, a decrease of 20.1% (17.8% excluding foreign currency translation effects) from $932.9 million in 2019, as a result of a further deceleration in truck and bus and trailer markets as well as an economic slowdown in all our key regions in part due to the COVID-19 pandemic.

Total sales in Europe, our largest market, decreased 17.3% (14.8% excluding foreign currency translation effects) for the first quarter of 2020 . Our sales to truck and bus OEMs also declined 21.7% (19.9% excluding foreign currency translation effects) following the downturn in the production of new truck and buses of 23.1% year over year in the first quarter. We were able to outperform the declining market by increasing penetration of AMT, Air Disc Brake, ADAS and the ramp up of the E-APU technology. The production of trailers in Europe dropped by 27.2% year over year, however our sales were down 18.2% (15.5% excluding foreign currency translation effects), outperforming this market.

Total sales in North America decreased 25.0% (24.7% excluding foreign currency translation effects). Our sales to truck and bus OEMs decreased 27.9% (27.6% excluding foreign currency translation effects) slightly below the truck and bus market of 25.6%. Our sales in car and off-highway markets saw a steep year over year decline driven by the lower car demand, decelerated by the uncertainty caused by the COVID-19 pandemic.

Total sales in South America decreased 8.4% (increased 6.1% excluding foreign currency translation effects) while the truck and bus production remained flat. Our sales to truck and bus OEMs decreased by 9.9% (increased 3.3% excluding foreign currency translation effects), outperforming this market.

Total sales in Asia decreased 24.1% (22.4% excluding foreign currency translation effects) compared to an estimated 26.6% decrease in new vehicle production in the region.

Total sales in China decreased 17.5% (14.7% excluding foreign currency translation effects). Our sales to truck and bus OEMs declined by 10.5% (13.6% excluding foreign currency translation effects) while the production of new trucks and buses decreased by 19.7%. The outperformance in the truck and bus sales in China was driven primarily by a one-time order for EBS with ESC and ECAS package for a bus customer and increased penetration of ADAS.

Total sales in India decreased 50.8% (49.9% excluding foreign currency translation effects) driven by a 59.2% decrease in vehicle production. Our sales to truck and bus OEMs declined by 59.8% (60.5% excluding foreign currency translation effects), inline with the market trend.

Total sales in Korea decreased 13.3% (9.2% excluding foreign currency translation effects), outperforming the production of trucks and buses which decreased 27.0%. Our sales to truck and bus OEMs grew by 0.7% (decreased 3.2% excluding foreign currency translation effects), with this outperformance being driven by the ramp up for a new platform launch at a major OEM. Sales in Japan increased 0.9% (decreased 0.2% excluding foreign currency translation effects) compared to a decrease in truck and bus production of 3.4% supported by a favorable model mix and a share of market gain in braking controls at a major OEM.

WABCO's aftermarket sales, included in the geographic numbers provided above, decreased 14.5% (11.8% excluding foreign currency translation effects) in the first quarter of 2020, driven by the reduction in the usage of commercial vehicles due to the COVID-19 pandemic. Our aftermarket sales in Europe in the first quarter of 2020 declined by 13.1% (10.7% excluding foreign currency translation effects) and in North America of 27.8% (27.6% excluding foreign currency translation effects) on a year over year basis.

Cost of Sales and Gross Profit

(Amounts in millions)	Cost of Sales	Gross Profit
Cost of sales / gross profit for the three months ended March 31, 2019	$660.0	$272.9

Increase/(decrease) due to:
Sales pricing, volume and mix		(165.5)
Cost of materials	(110.8)	110.8
Cost of manufacturing workforce	(4.6)	4.6
Streamlining costs	1.2	(1.2)
Warranty accruals	5.0	(5.0)
Foreign exchange translational effects	(15.2)	(6.4)
Other	(1.7)	1.7
Net decrease	(126.1)	(61.0)

Cost of sales / gross profit for the three months ended March 31, 2020	$533.8	$211.9

Within cost of sales, our largest expense is material costs, which mainly represents the purchase of components and parts. The lower materials cost is primarily due to lower volume as a result of the decrease in sales levels. Our continued focus on materials productivity also contributed to this decrease in materials cost. Management uses material productivity as one of the internal measures of our cost reduction efforts.

The decrease in gross profit is mainly driven by lower sales volumes, as well as sales price reductions of approximately 1.0%. These decreases were partially offset by reduced costs as discussed above.

Operating Expenses

Operating expenses include selling and administrative expenses, product engineering expenses and other operating expenses.

(Amounts in millions)
Operating expenses for the three months ended March 31, 2019	$167.7

Increase/(decrease) due to:
Labor inflation	3.8
Acquisition-related costs	1.2
Employee and stock compensation costs	(1.8)
Streamlining expenses	(0.4)
Foreign exchange translation	(4.3)
Other	(1.0)
Net decrease	(2.5)

Operating expenses for the three months ended March 31, 2020	$165.2

Acquisition-related costs comprise primarily of legal and financial advisory fees related to the Merger and the divestiture of Sheppard, as well as ramp-up costs incurred for the acquisition of distribution rights from Meritor.

Other non-operating expense, net

Other non-operating expenses increased by $6.4 million from $5.9 million for the first quarter of 2019 to $12.3 million for the first quarter of 2020. This increase is primarily driven by the sale of short-term investments where net gains were realized in the first quarter of 2019 but not in 2020, as well as a downward fair value adjustment to a non-marketable equity investment of $4.7 million in the first quarter of 2020.

Income Taxes

The income tax expense for the first quarter of 2020 was $7.4 million on pre-tax income of $34.8 million before adjusting for noncontrolling interest, compared with an income tax expense of $12.1 million on pre-tax income of $100.0 million before adjusting for noncontrolling interest in the first quarter of 2019. The decrease in income tax expense for this period is primarily the result of lower pretax income during the first quarter of 2020, partially offset by discrete tax benefits during the first quarter of 2019 related to reversal of a deferred tax liability of $6.5 million for earnings not permanently reinvested, $1.1 million related to amended state income tax filings, and $1.3 million related to vested stock awards.

On February 14, 2019, the General Court of the European Union (the General Court) issued a judgment annulling a European Commission decision which had previously declared the Belgium Excess Profit Ruling (EPR) regime as illegal and incompatible with European State Aid law. The General Court ruled that the European Commission had wrongly considered that the Belgian provisions allowing tax exemptions of multinational companies’ excess profit granted by means of rulings could constitute an illegal state aid scheme. On April 24, 2019, the European Commission appealed that decision. On September 16, 2019, the European Commission announced that they opened separate in-depth investigations to assess whether excess profit rulings granted by Belgium to thirty-nine multinational companies (including WABCO) gave those companies an unfair advantage over their competitors, in breach of European Union State aid rules. During the three months ended March 31, 2020, there were no further developments on the European Commission appeal of the General Court decision nor separate in-depth investigations into excess profit rulings. At March 31, 2020, the Company maintained a tax reserve of $29.6 million pending further European Court developments regarding European Union State Aid cases.

Liquidity and Capital Resources

The Company’s cash generation in the first quarter was affected by the overall slowdown in the economy as well as the pay-out of cash incentive programs related to 2019. During the first quarter of 2020, we continued to focus on our collections from customers to efficiently manage our working capital. Our collection efforts did not fully offset the impact of reduced customer demand in the first quarter, resulting in net cash used by operating activities of $12.1 million for the three months ended March 31, 2020 compared to cash provided by operating activities of $58.8 million in the prior year.

As discussed above, the COVID-19 pandemic may temporarily affect the Company's cash generation as we adjust to a new operational environment. Our sources of financing include cash flows from operations, cash and cash equivalents, and our revolving credit facility which remains committed until 2024. As of March 31, 2020, the Company had cash, cash equivalents, and short-term investments of $615.3 million as well as $600 million in unused lines under our revolving credit facility that is available for general corporate purposes. We have implemented actions to reduce our level of operating expenses and capital expenditures, and continue to evaluate all aspects of our spending. We are not dependent upon any one source of financing and we believe that our current liquidity position, along with the combination of funding sources available to us, will continue to provide us with adequate liquidity to support our operating activities and cash commitments for investing and financing activities. We also currently do not anticipate difficulties in maintaining compliance with our debt covenants.
Cash Flows for the Three Months Ended March 31, 2020

Operating activities - Net cash used by operating activities was $12.1 million for the first three months of 2020 compared to net cash provided of $58.8 million for 2019. Cash used by operating activities for the first three months of 2020 consisted primarily of net income including noncontrolling interests of $27.4 million, increased by $52.8 million for non-cash charges mainly composed of depreciation and amortization, pension and post-retirement benefit expenses, deferred income tax benefit, change in fair value of non-marketable equity securities, stock compensation and non-cash interest expense and debt issuance cost amortization. This was offset by $92.3 million related to changes in operating assets and liabilities including $79.2 million related to increases in inventory, $19.7 million for guaranteed notes receivable, $1.4 million of payments made related to the Merger, as well as post-retirement benefit payments.

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

Investing activities - Net cash used for investing activities amounted to $302.2 million in the first three months of 2020 compared to $10.1 million in the first three months of 2019. The increase in the cash used for investing activities is primarily due to $265.0 million paid to reacquire the exclusive distribution rights from Meritor for WABCO aftermarket products in the United States and Canada.

Capital expenditures in property, plant and equipment amounted to $33.8 million and $39.1 million in 2020 and 2019, respectively. On a full year basis, we expect capital expenditures to be below last year's level due to reduced capital spending in consideration of the COVID-19 pandemic. Aside from capital expenditures in tooling, equipment and software, we had investing cash flows related to our investments and redemptions in repurchase agreements and short-term investments as follows:

	Three Months Ended March 31,
	2020			2019
(Amounts in millions)	Repurchase Agreements	Short-term Investments	Total	Repurchase Agreements	Short-term Investments	Total
Investments	$—	$155.3	$155.3	$113.3	$154.6	$267.9
Sales and redemptions	—	153.1	153.1	142.2	156.4	298.6
Net cash received/(invested)	$—	$(2.2)	$(2.2)	$28.9	$1.8	$30.7

Financing activities - Net cash used by financing activities amounted to $5.8 million for the three months ended March 31, 2020 compared to net cash provided by financing activities of $51.9 million for the first three months of 2019. The cash used by financing activities for the three months ended March 31, 2020 is primarily related to payments of employee taxes withheld on equity award vestings and dividends to noncontrolling interests, partially offset by proceeds from stock option exercises. In 2019, the cash provided by financing activities primarily results from the net borrowings of short term debt under the revolving credit facilities of $85.2 million, partially offset by the shares we repurchased for a total amount of $30.6 million. The Company suspended its share repurchase program during the first quarter of 2019 due to the pending Merger and we do not expect to reinstate the share repurchase program this year.
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
EUR Senior Notes

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
Credit Facilities

Effective June 28, 2018, the Company amended its existing multi–currency unsecured revolving credit facility, increasing the maximum principal amount of borrowings under the facility from $400 million to $600 million (the 2018 Facility), with an option to increase up to an additional $250 million. The 2018 Facility also extended the scheduled maturity date of our revolving credit facility to June 28, 2023, subject to two one–year extension options of which the first one was exercised on May 28, 2019 and extended the maturity date to June 28, 2024. Under the 2018 Facility, the Company may borrow, on a revolving basis, loans in an aggregate principal amount at any one time outstanding not in excess of $600.0 million, of which $600.0 million was available for borrowing at March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had no additional borrowings from banks.
Derivative Instruments and Hedging Activities

The Company designated borrowings under its revolving credit facilities and Senior EUR Notes to partially hedge the foreign currency exposure of its net investment in certain Euro-denominated wholly-owned subsidiaries. As of March 31, 2020, the Company designated borrowings under its Euro-denominated loans of €440.0 million ($483.9 million at March 31, 2020 exchange rates) as hedges of its net investment in these subsidiaries.

For the three month periods ended March 31, 2020 and 2019, the Company recorded a gain of $6.8 million, net of taxes of $1.9 million, and a gain of $8.2 million, net of taxes of $2.3 million, respectively, in cumulative translation adjustment within AOCI.
Aggregate Contractual Obligations

The Company has contractual obligations for debt, operating leases, tax indemnifications, purchase obligations, unfunded pension and post-retirement benefit plans and tax liabilities that were summarized in a table of aggregate contractual obligations for the year ended December 31, 2019 disclosed in the Annual Report on Form 10-K. Subsequent to December 31, 2019, the Company purchased the distribution rights held by Meritor for $265.0 million as discussed in Note 19 of the Condensed Consolidated Financial Statements. There have been no other material changes to the contractual obligations of the Company since December 31, 2019.
Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, financial condition, liquidity, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “strategies”, “prospects”, “intends”, “projects”, “estimates”, “continues”, “evaluates”, “forecasts”, “seeks”, “plans”, “goals”, “potential”, “may increase”, “may fluctuate” and similar expression or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward looking in nature and not historical facts. This report includes important information as to risk factors in “Item 1A. Risk Factors”, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Many important factors could cause actual results to differ materially from management’s expectations, including:

•
the extent, duration and severity of the spread of the COVID-19 pandemic and related impact on the economy, including the impact on our business, financial condition and results of operations, the demand for our products, and the measures taken by governmental authorities to address the pandemic which may precipitate or exacerbate other risks and/or uncertainties;

•	the actual level of commercial vehicle production in our end-markets;

•	adverse developments in the business of our key customers;

•	periodic changes to contingent liabilities;

•	adverse developments in general business, economic and political conditions or any pandemic or escalation of hostilities on a national, regional or international basis;

•	changes in international or U.S. economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in our markets;

•	difficulties in international trade caused by geopolitical developments including tariffs, sanctions and the United Kingdom’s exit from the European Union;

•	cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;

•	unpredictable difficulties or delays in the development of new product technology;

•	pricing changes to our products or those of our competitors, and other competitive pressures on pricing and sales;

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

Critical Accounting Policies and Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Readers should also refer to Management’s Discussion and Analysis and Notes 2 and 17 of Notes to the Consolidated Financial Statements for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K for a description of the most significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ materially from management’s estimates. After consideration of the COVID-19 pandemic, the Company calculated its interim income tax expense for the three months ended March 31, 2020 based on the actual year-to-date effective tax rate as discussed in Note 14 of Notes to the Condensed Consolidated Financial Statements. Aside from this and the adoption of ASC 326 as described in Note 6 of Notes to the Condensed Consolidated Financial Statements, there have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter for the year ended December 31, 2019 made in the Company’s Annual Report on Form 10-K. While it is not possible at this time to estimate the effect that the COVID-19 pandemic will have on our foreign exchange, interest rate and commodity exposures, we do not expect a material overall impact considering the Company's flexible operating model and low level of net debt.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to March 31, 2020, the Company has not experienced any material impact to internal controls over financial reporting even though most of our employees are working remotely due to the COVID-19 pandemic. Management will continue to assess risks and impacts on internal controls over financial reporting as they arise.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be party to a variety of legal proceedings with respect to environmental related, employee related, product related, and general liability and automotive litigation related matters that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our combined results of operations or financial position. For more information on current legal proceedings, refer to Note 13 and Note 14 of Notes to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

Other than as noted below, there have been no new material risks identified that were not disclosed in the Company’s risk factor disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our business has been affected by the recent COVID-19 pandemic and may be materially and adversely affected by the COVID-19 pandemic

In December 2019, an outbreak of a novel strain of coronavirus, COVID-19, was reported to have surfaced in China. Since then, COVID-19 has spread across the globe, including the U.S., Europe and Asia, regions in which the Company operates, and was recognized as a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic has severely restricted the level of global economic activity. In response to the COVID-19 pandemic, governments across multiple countries in which the Company operates have taken actions to protect the safety and health of individuals, and to financially support companies and industries during the crisis. However, the local, national and international response to the virus remains fluid and uncertain. Governments in many countries have also initiated actions to relaunch economic activity as soon as the pandemic is under control in their countries although the timing of any return to normalized levels of economic activity remains uncertain.

As disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” an economic slowdown began during the first quarter, in part due to the COVID-19 pandemic, that impacted our sales in the truck and bus and trailer markets in all of our key regions, and the reduced usage of commercial vehicles during the quarter as a result of the COVID-19 pandemic reduced our aftermarket sales as well. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by governmental authorities worldwide has resulted in reduced customer demand, and disrupted the manufacture and sale of our products. In response to reduced customer demand, we have furloughed employees and temporarily reduced the shifts at several of our facilities. If the COVID-19 pandemic continues for an extended period of time, we may experience disruptions to our supply chain and the availability of shipping and distribution channels, and there may be further declines in customer demand for our products. The extent to which COVID-19 could impact our business depends on future developments which that are highly uncertain and cannot be predicted and are outside of our control, including new information which may quickly emerge concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact, among others.

Potential effects of COVID-19 and other similar pandemics (some of which we have already begun to experience) may include, but are not limited to, the following:

•
Reduced investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which may adversely affect our results of operations by reducing our sales, margins and/or net income as a result of a slowdown in customer orders or order cancellations. In addition, volatility in the financial markets could increase the cost of capital and/or limit its availability;

•
Economic uncertainty in the global markets which could make it difficult for our customers, suppliers and the Company to accurately forecast and plan future business activities, and could thus impact the demand and supply for our products as well as our ability to ensure our manufacturing ability and capacity;

•
Governmental actions that may require or continue to require full or partial shutdowns which could restrict our employees engaged in production and distribution facilities from coming to work or require us to close our manufacturing facilities, and thus prevent us from being able to meet our customer demands. Such governmental actions could also impact our ability to maintain our workforce at the levels required to properly manage our business and operational risks;

•
The potential to further weaken the financial position of some of our customers. If circumstances surrounding our customers’ financial capabilities were to deteriorate, write-downs or write-offs could negatively affect our operating results and, if large, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On December 7, 2018, the Board of Directors authorized the repurchase of shares of common stock for an amount of $600.0 million through December 31, 2020. As of March 31, 2020 the Company has $569.4 million remaining under this repurchase authorization. There was no repurchase activity for the first three months of 2020 as the Company has suspended its share repurchase program due to the pending Merger.

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
101
The following financial information from WABCO Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 1, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABCO HOLDINGS INC.

/S/ SEAN DEASON
Sean Deason
Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)
May 1, 2020